Form 10QSB
period 1996-03-31
SMARTSERV ONLINE INC
filed 1996-05-15
CIK 1005698

================================================================================


                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 1996
                                                ---------------

                         Commission file number 0-28008


                             SmartServ Online, Inc.
- - --------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

 Delaware                                                             13-3750708
- - --------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

          Metro Center, One Station Place, Stamford, Connecticut 06902
- - --------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)


                                 (203) 353-5950
- - --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __ No __X_

Transitional Small Business Disclosure Format (check one):
        Yes       NO  X
            ---      ---


The number of shares of common stock, $.01 par value, outstanding as of May 13, 1996 was 3,695,000.


================================================================================

                             SmartServ Online, Inc.
                        (A Development Stage Enterprise)

                                      Index





PART 1.      FINANCIAL INFORMATION

Item 1.      Financial Statements

          Balance   Sheets  -  June  30,   1995  and  March  31,  1996
          (unaudited) ....................................................... 2

          Statements of Operations - three months ended March 31, 1996 and 1995; nine months ended March 31, 1996 and 1995; and the period from August 20,  1993  (inception)  to March 31, 1996
          (unaudited)........................................................ 4

          Statements of  Stockholders'  Equity  (Deficiency) - for the
          period August 20, 1993  (inception) to June 30, 1995 and for the nine months ended March 31, 1996 (unaudited)................... 5

          Statements of Cash Flows - three months ended March 31, 1996 and 1995; nine months ended March 31, 1996 and 1995; and the period from August 20,  1993  (inception)  to March 31, 1996
          (unaudited)........................................................ 7

          Notes to Unaudited  Financial Statements........................... 8

Item 2.   Management's   Discussion  and  Analysis  of  Financial
          Condition and Results of Operations............................... 13


PART      II. OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.................................. 16

          Exhibit  11 -  Computation  of  earnings  per  share - three
          months   and  nine   months   ended   March  31,   1996  and
          1995....... ...................................................... 17

          Exhibit 27  -  Financial Data  Schedule........................... 18

          Signatures........................................................ 19

                             SmartServ Online, Inc.
                        (A Development Stage Enterprise)

                                 Balance Sheets

                                                         June 30,      March 31,
                                                           1995          1996
                                                    ---------------------------
Assets                                                               (unaudited)

 Current assets:
  Cash                                              $       --     $  4,266,240
  Due from officers                                        4,053         25,812
  Inventory                                               10,440           --
  Prepaid expenses                                         8,669         55,910
  Accounts receivable                                       --            1,972
                                                    ---------------------------
 Total current assets                                     23,162      4,349,934

 Property and equipment:
  Data processing equipment                               72,460        176,196
  Office furniture and equipment                          26,600         32,674
  Display equipment                                       12,815         12,815
                                                    ---------------------------
                                                         111,875        221,685
     Accumulated depreciation                            (23,190)       (44,322)
                                                    ---------------------------
                                                          88,685        177,363

 Other assets:
     Deferred financing costs                               --          332,016
     Security deposit                                     81,218         81,218
     Computer software, net of accumulated
        amortization of $4,986 at June 30, 1995
        and $9,671 at March 31, 1996 respectively         20,526         28,004
                                                    ---------------------------
                                                         101,744        441,238
                                                    ---------------------------
 Total assets                                       $    213,591      4,968,535
                                                    ===========================


See accompanying notes.

                             SmartServ Online, Inc.
                        (A Development Stage Enterprise)

                                 Balance Sheets

                                                         June 30,     March 31,
                                                           1995         1996
                                                    --------------------------
Liabilities and stockholders' equity                                (unaudited)

 Current liabilities:
  Accounts payable                                   $     282,481  $   223,760
  Accrued liabilities                                       22,234      214,054
  Accrued interest                                         106,595         --
  Payroll taxes payable                                     88,183       16,598
  Salaries payable                                          28,192       18,250
  Notes payable                                            462,502         --
  Loans from officers                                       42,550         --
                                                    --------------------------
 Total current liabilities                               1,032,737      472,662


 Long-term debt                                          1,225,000         --


 Stockholders' equity (deficiency)
  Common stock:
     Common shares - $.01 par value; 5,000,000 shares
     authorized; shares issued and outstanding,
     1,775,000 at June 30, 1995 and 3,695,000 at
     March 31, 1996                                         17,750       36,950
  Additional paid-in capital                               319,205    8,637,818
  Deficit accumulated during development stage          (2,381,101)  (4,178,895)
                                                    --------------------------
  Total stockholders' equity (deficiency)               (2,044,146)   4,495,873
                                                    --------------------------
  Total liabilities and stockholders' equity         $     213,591  $ 4,968,535
                                                    ===========================

See accompanying notes.

                             SmartServ Online, Inc.
                        (A Development Stage Enterprise)
                            Statements of Operations



                                                                                                        August 20, 1993
                                                        Three months                  Nine months        (inception) to
                                                       ended March 31,               ended March 31,     March 31, 1996
                                               -----------------------------------------------------------------------
                                                    1996           1995           1996          1995
                                               -----------------------------------------------------------------------
                                                         (Unaudited)                  (Unaudited)           (Unaudited)
Product development expenses ...............   $  (370,014)   $  (156,932)   $  (652,737)   $  (581,026)   $(1,330,040)

Selling, general and administrative expenses      (237,184)      (406,790)      (645,436)      (892,421)    (2,218,289)
                                               -----------------------------------------------------------------------

Loss from operations .......................      (607,198)      (563,722)    (1,298,173)    (1,473,447)    (3,548,329)

Other income (expense):
Interest income ............................           150          2,216            150          7,257          9,145
Interest expense ...........................      (281,480)       (43,208)      (499,771)       (43,208)      (639,711)
                                               -----------------------------------------------------------------------

Net loss ...................................   $  (888,528)   $  (604,714)   $(1,797,794)   $(1,509,398)   $(4,178,895)
                                               =======================================================================

Net loss per share (Note 1) ................   $     (0.42)   $     (0.51)   $     (0.90)   $     (0.91)
                                               ========================================================
Weighted average shares outstanding
   (Note 1) ................................     2,118,750      1,176,650      1,990,700      1,663,950
                                               ========================================================

See accompanying  notes.

                             SmartServ Online, Inc.
                        (A Development Stage Enterprise)

                 Statements of Stockholders' Equity (Deficiency)

                         For the period August 20, 1993
                      (inception) to June 30, 1995 and for
                      the nine months ended March 31, 1996
                                   (unaudited)


                                                                                                              Deficit
                                                                                                           Accumulated
                                                                   Common Stock           Additional          During
                                                                                            Paid-in         Development
                                                                Shares       Par            Capital            Stage
                                                                            Value
                                                              ------------------------------------------------------------
Issuance of common stock to officers on August 20,
1993                                                           875,000     $      9

Contribution of computer equipment by officer on
  August 20, 1993                                                                        $    3,609

Issuance of shares to investors in conjunction with
  issuance of $600,000, 8.5% notes on February 1, 1994          84,000          840         136,713

Issuance of shares to investors in exchange for the
  $600,000, 8.5% notes, $600,000 in cash, and 36
  warrants on June 30, 1994                                    797,000        7,970       1,087,823

Net loss                                                                                                    $  (534,918)
                                                              ------------------------------------------------------------

  Balances at June 30, 1994                                  1,756,000        8,819       1,228,145            (534,918)

Conversion of equity investment by an investor to
  debt (12% notes due December 31, 1999) on
  January 1, 1995                                             (881,000)      (8,810)     (1,191,190)

Cancellation of Class A (voting) common stock on
  March 15, 1995                                              (875,000)          (9)

Issuance of common stock in exchange for Class A
  (voting) common stock  to officers on March 15, 1995       1,597,500       15,975         (15,975)

Issuance of common stock to investor in
  conjunction with issuance of $312,500, 12% notes
  on March 15, 1995                                            177,500        1,775         298,225

Net loss                                                                                                     (1,846,183)
                                                              ------------------------------------------------------------
Balances at June 30, 1995                                    1,775,000       17,750          319,205         (2,381,101)



See accompanying notes.

                             SmartServ Online, Inc.
                        (A Development Stage Enterprise)

                 Statements of Stockholders' Equity (Deficiency)

       For the period August 20, 1993 (inception) to June 30, 1995 and for the nine months ended March 31, 1996 (unaudited)

                                                                                                                        Deficit
                                                                                               Additional            Accumulated
                                                                                                Paid -in          During Development
                                                                  Shares     Par Value          Capital                 Stage
                                                              ----------------------------------------------------------------------
Balances at June 30, 1995                                       1,775,000     $    17,750       $    319,205       $   (2,381,101)

Issuance of common stock and warrants to investors
   at $4                                                           57,500             575            229,425

Issuance of warrants in conjunction with the $1,200,000
   of Bridge notes                                                                                    30,000

Cancellation of 393,535 shares previously issued to
   officers                                                      (393,535)         (3,935)             3,935

Issuance of common stock at $5.00 per share and
   1,725,000 warrants at $0.10, net of direct costs
   of the offering of $1,543,560                                1,695,000          16,950          7,086,990

Issuance of 427,735 shares of common stock in
   redemption of the $612,500, 12% convertible,
   subordinated notes and accrued interest thereon                427,735           4,277            701,486

Issuance of warrants to a noteholder as additional
   consideration for the termination of a consulting
   agreement                                                                                           1,000

Issuance of Underwriter's warrants                                                                        10

Issuance of warrants as additional consideration in
   connection with the $25,000, 12% notes                                                                500

Issuance of common stock, valued at $2 per share, to a
   financing intermediary for arrangement of a standby
   revolving credit proposal                                      116,550           1,165            231,935

Issuance of common stock, valued at $2 per share, to an
   investor in accordance with the terms of the $312,500,
   12% notes                                                       16,750             168             33,332

Net Loss                                                                                                               (1,797,794)
                                                              ----------------------------------------------------------------------
Balances at March 31, 1996                                      3,695,000      $   36,950      $   8,637,818       $   (4,178,895)
                                                              ======================================================================


* Basis of contributed capital is the original cost of the asset, net of obligation related to such asset, at the date of transfer.

See accompanying notes.

                             SmartServ Online, Inc.
                        (A Development Stage Enterprise)
                            Statements of Cash Flows

                                                                                                                    August 20, 1993
                                                                  Three months ended           Nine months ended      (inception)
                                                                       March 31,                    March 31,      to March 31, 1996
                                                                 1996            1995         1996           1995
                                                            ------------------------------------------------------------------------
Operating activities                                                  (unaudited)                 (unaudited)            (unaudited)
NET LOSS                                                    $  (888,528)   $  (604,714)   $(1,797,794)   $(1,509,398)   $(4,178,895)
Adjustments to reconcile net loss to net cash used in
 operating activities:
      Depreciation                                                9,050          6,414         21,132         17,643         44,322
      Amortization                                                1,763          1,215          4,685          3,206         14,423
      Write-off of software development costs                      --             --             --          181,956        181,956
      Accretion and noncash charges for interest
        expense                                                  90,126           --          158,263           --          191,608
      Cost of obtaining financing                                  --          300,000           --          300,000        300,000
      Consulting service                                        (10,002)          --          (10,002)          --          115,000
      Changes in assets and liabilities:
        Accounts receivable                                      34,115        (23,147)        (1,972)       (23,147)        (1,972)
        Inventories                                               9,844            (32)        10,440         (5,156)          --
        Prepaid expenses                                         (5,301)         6,187        (11,241)        (3,871)       (19,910)
        Security deposits                                          --             --             --             --          (81,218)
        Accounts payable                                        (20,821)        20,269        (58,721)       141,567        223,760
        Accrued liabilities                                     184,095         36,476        191,820         44,398        214,054
        Accrued interest                                       (229,435)        42,802       (106,595)        42,802           --
        Payroll taxes payable                                    14,108          9,365        (71,585)        (9,025)        16,598
        Salaries payable                                        (11,173)        (9,193)        (9,942)        (2,855)        18,250
        Unearned revenue                                           --          (50,000)          --          (25,000)          --
                                                            ------------------------------------------------------------------------
Net cash used in operating activities                          (822,159)      (264,358)    (1,681,512)      (846,880)    (2,962,024)

Investing activities
Purchase of equipment                                           (77,334)        (1,361)      (109,810)       (59,797)      (221,685)
Purchase of computer software                                    (7,014)        (1,388)       (12,163)        (6,208)      (224,383)
                                                            ------------------------------------------------------------------------
Net cash used in investing activities                           (84,348)        (2,749)      (121,973)       (66,005)      (446,068)

Financing activities
Proceeds from the issuance of Bridge notes, net                 190,000           --        1,170,000           --        1,170,000
Proceeds from the issuance of common stock                    8,475,000           --        8,705,000           --        9,305,010
Proceeds from the issuance of warrants                          182,510           --          202,510           --          202,510
Proceeds from the issuance of notes                                --          250,000           --          300,000        337,500
Repayment of notes                                             (427,500)          --         (452,500)          --         (452,500)
Repayment of Bridge notes                                    (1,200,000)          --       (1,200,000)          --       (1,200,000)
Proceeds from the issuance of debt                                 --             --             --           25,000        625,000
Repayment of debt                                              (612,500)          --         (612,500)          --         (612,500)
Due from officers, net                                          (79,962)          (741)       (64,309)         5,028        (25,812)
Capital contribution                                               --               (9)          --               (9)         3,600
Cost of issuing securities                                   (1,543,560)          --       (1,543,560)          --       (1,543,560)
Deferred financing                                              137,637           --         (134,916)          --         (134,916)
                                                            ------------------------------------------------------------------------
Net cash provided by financing activities                     5,121,625        249,250      6,069,725        330,019      7,674,332

Increase (decrease) in cash and cash equivalents              4,215,118        (17,857)     4,266,240        582,866      4,266,240
Cash at beginning of the period                                  51,122         17,857           --          582,866           --
                                                            ------------------------------------------------------------------------
Cash at end of the period                                   $ 4,266,240      $    --      $ 4,266,240    $      --      $ 4,266,240
                                                            ------------------------------------------------------------------------


See accompanying notes.

                             SmartServ Online, Inc.
                        (A Development Stage Enterprise)

                     Notes to Unaudited Financial Statements

                                 March 31, 1996



1. ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

SmartServ Online, Inc.; formerly, Smart Phone Communications (Delaware), Inc. (the "Company"), is a development stage company which commenced operations on August 20, 1993. The Company makes available online information and transactional services to subscribers through screen-based phones, personal computers, personal digital assistants, and interactive voice response systems. The Company also offers a range of services designed to meet the varied needs of clients of potential strategic partners, as well as potential direct subscribers, including: business credit information, investment newsletters, stock research reports, stock quotes, nationwide business and residential directory services, business and financial news, sports information, electronic bill payment, research and analysis reports, trading by insiders of corporations, stock recommendations, online package tracking, electronic mail and ordering flowers and gifts. The Company's software architecture and capabilities format information for a particular device and present the information in a user friendly manner. The Company is in the initial stages of developing a subscriber base.

The  market  for  online  information  and  transactional   services  is  highly
competitive and subject to rapid innovation and the technological change, shifting consumer preferences and frequent new service introductions. The Company believes that potential new competitors, including large multimedia and information system companies, are increasing their focus on transaction processing. Increased competition in the market for the Company's services could materially and adversely affect the Company's results of operations through price reductions and loss of market share.

BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions of Form 10-QSB and Rule 310 of Regulation SB and, therefore, do not include all information and notes necessary for a presentation of results of operations, financial position and cash flows in conformity with generally accepted accounting principles. These statements should be read in conjunction with the annual financial statements and related notes in the Company's Initial Public Offering Prospectus dated March 21, 1996. In the opinion of the Company, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been made. Results of operations for the nine months ended March 31, 1996 are not necessarily indicative of those expected for the year ending June 30, 1996.

                             SmartServ Online, Inc.
                        (A Development Stage Enterprise)

               Notes to Unaudited Financial Statements (continued)


1. ACCOUNTING POLICIES (CONTINUED)

BASIS OF PRESENTATION (CONTINUED)

In March 1995, the outstanding shares of Class A (voting) common stock, $.01 par value, of the Company were exchanged on a one-for-one thousand basis for 1,756,000 shares of common stock. The exchange is reflected as a stock split for all periods.

EARNINGS PER SHARE

Net loss per share of common stock is computed based on the weighted average number of shares of common stock and common stock equivalents outstanding for each period. For purposes of computing net loss per share and pursuant to Securities and Exchange Commission determinations, options, warrants and common stock granted or issued by the Company during the 12 month period preceding the date of the initial public offering (see Note 3) at a price below the initial public offering price have been included in the determination of the weighted average number of shares outstanding using the treasury stock method.

2. DEBT

                                                                                     June 30,         March 31,
                                                                                       1995             1996
                                                                                   ----------------------------
Senior notes payable,  due June 30, 1995 with interest at 12% per annum; subject to a 16% default rate of interest; senior to all
   other debt; collateralized by all of the assets of the Company                    $312,500        $    -
Note payable, due on demand with interest at 12% per annum                            125,002
Note payable, due on the earlier of the closing of the initial
   public offering or June 23, 1996 with interest at 12%                               25,000
                                                                                   ----------------------------
                                                                                     $462,502        $    -
                                                                                   ============================

In conjunction with the Company's Initial Public Offering (see Note 3), the Company repaid the senior notes due June 30, 1995 and the note payable due June 23, 1996. The 12% demand note was repaid in accordance with a stipulation of settlement resulting in payments of $115,000.

                             SmartServ Online, Inc.
                        (A Development Stage Enterprise)

               Notes to Unaudited Financial Statements (continued)


2. DEBT (CONTINUED)

At June 30, 1995, long-term debt consisted of convertible, subordinated notes in the amount of $1,225,000, due on December 31, 1999, bearing interest at 12% per annum. The convertible, subordinated notes were convertible into shares of common stock in accordance with the terms of the redemption and loan agreement. In conjunction with the Initial Public Offering, the Company repaid one-half of the outstanding principal and accrued interest thereon, and converted the remaining portion of the debt and interest accrued through March 21, 1996 into 427,735 shares of common stock (at a conversion rate of $1.65 per share of common stock).

In a private placement commencing in September 1995, the Company issued secured promissory notes and common stock purchase warrants to investors in exchange for $1,000,000 of interim financing. The notes were repaid with the proceeds of the Initial Public Offering along with interest at a rate of 2% per thirty (30) day month. The warrants provide for the purchase of 200,000 common shares with the same terms and conditions as the warrants issued in conjunction with the Initial Public Offering.

On January 31, 1996, the Company entered into an agreement to borrow $200,000 at an interest rate of 10%. Principal and accrued interest were repaid with the proceeds of the Initial Public Offering. In conjunction with this note, the Company agreed to issue warrants for the purchase of 100,000 common shares on August 1, 1996. These warrants are exercisable at $4.00 per share for a five year period commencing August 1, 1996.

All costs incurred in connection with the issuance of these notes have been charged to interest expense in the statement of operations for the nine months ended March 31, 1996.

3. EQUITY TRANSACTIONS

On January 1, 1995, an investor converted its equity investment of 881,000 Class A (voting) shares of common stock, $.01 par value, into convertible, subordinated notes payable in the amount of $1,200,000, due on December 31,
1999, bearing interest at a rate of 12% per annum. Subsequent to such conversion, the investor loaned the Company an additional $25,000. The convertible, subordinated notes were converted to common stock in accordance with the redemption and loan agreement on March 21, 1996 (see note 2).

In March 1995, the Company canceled all issued and outstanding shares of Class A (voting), $.01 par value common stock. In exchange, the Company issued 1,597,500 shares of common stock with a par value of $.01 per share on a one-for-one thousand basis.

                             SmartServ Online, Inc.
                        (A Development Stage Enterprise)

               Notes to Unaudited Financial Statements (continued)


3. EQUITY TRANSACTIONS (CONTINUED)

In conjunction with financing provided by an investor ($312,500, 12% senior notes), the Company issued to such investor, 177,500 shares of common stock. The Company recognized an expense of $300,000 in relation to this transaction during the year ended June 30, 1995. This issuance represented a 10% interest in the Company at June 30, 1995. The investor received 16,750 additional shares of common stock in order to maintain its 10% interest in the Company as shares of common stock were sold or issued to other investors.

On March 21, 1996, the Company completed an Initial Public Offering of 1,695,000 shares of common stock at $5.00 per share and 1,725,000 redeemable common stock purchase warrants for $.10 per warrant. Each Warrant entitles the registered holder thereof to purchase one share of common stock at an exercise price of $4.00 per share, subject to adjustment in certain events, at any time during the period commencing one year from March 21, 1996, and expiring on March 20, 2001. The warrants are subject to redemption by the Company at $.10 per warrant at any time commencing March 21, 1997, on not less than 30 days' prior written notice to the holders of the warrants, provided the average closing bid quotation of the common stock as reported on The NASDAQ Stock Market or a national securities exchange, if traded thereon, has been at least 187.5% of the current exercise price of the warrants (initially $7.50 per share), for 20 consecutive trading days ending on the third day prior to the date on which the Company gives notice of redemption.

At March 31, 1996, the Company had warrants outstanding to purchase 2,162,500 shares of its common stock at prices ranging from $4 to $12 per share, expiring in fiscal years 2001 and 2002.

4. OPERATING LEASES

The Company has entered into a lease modification agreement for additional space at its Stamford, Connecticut headquarters. The lease includes escalation clauses for items such as real estate taxes, building operation and maintenance and electricity usage. Minimum future rental payments at March 31, 1996 are as follows:

Fiscal Year Ending June 30

1997                        $147,500
1998                         174,000
1999                         179,700
2000                         186,000
2001                         192,500
2002                         198,700
2003                          69,200
                      --------------
                          $1,147,600
                      --------------

                             SmartServ Online, Inc.
                        (A Development Stage Enterprise)

               Notes to Unaudited Financial Statements (continued)


5. COMMITMENTS

On August 21, 1995, the Company entered into an agreement with a financial intermediary for the arrangement of a $2,500,000 secured revolving credit facility. As compensation for this proposal, the Company issued 116,550 shares of common stock to this financial intermediary which has been valued at $233,100, and recorded as deferred financing costs in the balance sheet at March 31, 1996. Such costs will be amortized over the term of the agreement. The Company subsequently received a commitment letter which, at present, it believes to be unacceptable; however, management intends to continue to negotiate the terms of such letter.

Additionally, the Proposal contemplated that the Company would enter into a consulting agreement, whereby such financial intermediary would provide consulting services with regard to operational, management and strategic issues. As consideration for these on-going services, the Company would pay $72,000 per annum over the four year term of the agreement.

6. EMPLOYEE STOCK OPTION PLAN

The Board of Directors, by unanimous consent, approved the establishment of an Employee Stock Option Plan authorizing stock option grants to employees and directors for the purchase of up to 400,000 common shares. The Board has approved the grant of stock options to employees and officers for the purchase of 350,000 shares of common stock at prices ranging from $6.50 to $7.15 per share. The issuance of such options is contingent upon the approval of the Plan by the stockholders. The Company will record a non-cash charge to earnings at such time the Plan is approved by the stockholders based on the difference between the fair value of the common stock on the date of the stockholder approval and the exercise price of the shares.

7. SUPPLEMENTAL EARNINGS PER SHARE DATA

Supplemental net loss per share of common stock for the nine months ended March 31, 1996 was $(0.73). Supplemental net loss per share of common stock is computed using the if- converted method based on the weighted average number of shares of common stock and common stock equivalent shares as defined previously, and the assumed conversion of $612,500 of convertible subordinated notes and accrued interest thereon that were converted into common stock at the closing of the Initial Public Offering. Net loss per share used in the supplemental earnings per share calculation was decreased for interest expense on the convertible subordinated notes assumed converted.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Quarter Ended March 31, 1996 vs. Quarter Ended March 31, 1995

The Company provides online information and transactional services through screen-based phones, PC's, PDA's and interactive voice response systems to clients of potential strategic partners, as well as to prospective direct subscribers. Since inception in August 1993, the Company has been developing core communications software to meet anticipated subscriber and operational needs. The Company has substantially completed development of its core SmartServ information platform and core communication software.

On March 21, 1996, the Company completed an Initial Public Offering of 1,695,000 shares of common stock and 1,725,000 common stock purchase warrants.

During the quarter ended March 31, 1996, the Company incurred selling, general and administrative expenses of $237,184, primarily for salaries and facilities. Product development expenses amounted to $370,014. Both product development expenses and selling, general and administrative increased during the period over the corresponding period of the prior year as a result of increased liquidity provided by the senior notes and the Bridge financing. Senior notes in the amount of $462,500, and convertible, subordinated notes in the amount of $1,225,000 were outstanding at June 30, 1995 through March 27, 1996.
Additionally, the Company issued Bridge notes with common stock purchase warrants between September 1995 and February 1996, in the amount of $1,200,000, to provide sufficient resources through the date of the Company's Initial Public Offering. Interest expense for the quarter ended March 31, 1996 amounted to $281,480. All unamortized costs associated with the Bridge notes were charged to interest expense during the quarter ended March 31, 1996, as a result of the repayment of those notes from the proceeds of the Initial Public Offering.

During the quarter ended March 31, 1995, the Company incurred selling, general and administrative expenses aggregating $406,790, of which $300,000 related to costs associated with the issuance of 177,000 shares of common stock in connection with the $312,550 of senior notes. Product development expenses were $156,932. Interest expense of $43,208 was incurred primarily as a result of the convertible, subordinated notes which were issued on January 1, 1995.

Nine Months Ended March 31, 1996 vs. Nine Months Ended March 31, 1995

During the nine months ended March 31, 1996, the Company incurred selling, general and administrative expenses of $645,436. These costs amounted to $892,421 during the corresponding period ended March 31, 1995; however, included therein was a $300,000 non-cash charge for common stock issued to facilitate the issuance of the senior notes on March 15, 1995. Product development expenses amounted to $652,737 as the Company concentrated on completing the development of the SmartServ information platform. Product development expenses for the nine months ended March 31, 1995 were $581,026, which included the write-off of $182,000 of previously capitalized software costs resulting from the delayed commercialization of the Company's products and services.

Capital Resources and Liquidity

Since inception of the Company on August 20, 1993 through March 20, 1996, the date of the Initial Public Offering, the Company has funded its operations through a combination of private debt and equity financings totaling $2,900,000 and $300,000, respectively.

The Initial Public Offering of 1,695,000 common shares and 1,725,000 common stock purchase warrants on March 21 1996, provided the Company with gross proceeds of $8,647,500. Direct costs associated with the offering were approximately $1,544,000. In conjunction with the Offering, the Company converted one-half of the convertible, subordinated debt and accrued interest thereon, into 427,735 shares of common stock at a conversion rate of $1.65 per share. The remainder of the debt and accrued interest thereon, totaling
$705,763, was repaid from the proceeds of the Offering. Additionally, the Company retired senior notes amounting to $462,500, as well as the Bridge notes amounting to $1,200,000.

The Company estimates that it will require approximately $3,800,000 to fund its operations for the next twelve months. Of such funds, approximately $1,500,000 will be used to support additional costs for programming and supervisory personnel necessary to integrate the Company's software with the information systems of its Strategic Partners, as well as to make additional computer hardware and software purchases of approximately $171,000. The Company expects to augment its capital formation through the realization of revenues from the sale of its information and transactional services, but no assurances can be given that this will occur.

The Company anticipates that the net proceeds of the Offering will be sufficient to fund the Company's operations for at least the next twelve months. The Company may also have access to additional funding because as part of the Offering, the Company issued 1,725,000 common stock purchase warrants entitling the holders thereof to purchase one share of common stock at an exercise price of $4.00 per share, subject to certain adjustments, at any time commencing on March 21, 1997 through March 20, 2001. The warrants are subject to redemption by the Company at $.10 per warrant commencing March 21, 1997, on thirty days written notice, provided the average closing bid quotation for the common stock as reported on The NASDAQ Stock Market or other national exchange, if traded thereon, has been at least $7.50 for a period of 20 consecutive trading days ending on the third day prior to the date on which the Company gives notice of redemption. Exercise of these warrants by the holders or redemption by the Company could provide additional capital of approximately $6,700,000; however such exercise or redemption can not be assured.

Additionally, a financial intermediary, has put forth a Proposal, and has agreed to act as an agent in connection with the arrangement of a $2,500,000 credit facility. The Proposal, which is subject to execution and delivery of definitive documentation, provides that any loans made under the Facility will be secured by a first priority security interest in, and lien upon, all of the assets of the Company. The Proposal provides further that any loans made under the Facility will bear interest at the rate of 15% per annum; provided, however, that in the event the Company achieves two consecutive quarters of earnings from recurring operations of at least $300,000, such interest rate shall float at 2 1/2% above the prime rate of interest as published in the Federal Reserve Bulletin. If the Facility is consummated pursuant to the Proposal, the Company would be prohibited from incurring further indebtedness and from granting any further liens and encumbrances. The financial intermediary has yet to identify a potential lender. In January 1996, the Company received a draft commitment letter which contained terms and conditions which were unacceptable to the Company. Although management intends to continue to negotiate acceptable terms with this intermediary, no assurance can be given that the Company and the intermediary will reach agreement on the terms of a commitment letter. As compensation for this Proposal, the financial intermediary received 116,550 shares of common stock. The Proposal also contemplated that the Company would enter into a consulting agreement with the financial intermediary for a term of 48 months at a fee of $6,000 per month with payment to commence on the closing of the Offering.

The Company's management believes that upon full implementation of its business plan, sufficient revenues will be generated to meet operating requirements. Management further believes that the Company's plan of operations will, if successful, generate adequate cash flow from operations to enable the Company to offer its proposed services on an economically sound basis; however, no assurance can be given that such goals will be attained or that any expected revenues or cash flows will be realized.

PART 2.  OTHER INFORMATION



                             SmartServ OnLine, Inc.




ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     The following exhibits are included herein:

        Exhibit 11 - Statement re: computation of earnings per share

        Exhibit 27 - Financial Data Schedule

(b) The Company did not file any report on Form 8-K during the nine months ended March 31, 1996.

                             SmartServ OnLine, Inc.
                        (A Development Stage Enterprise)


                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              SmartServ OnLine, Inc.
                              (Registrant)


Date  MAY 14, 1996         By:      /S/ SEBASTIAN E. CASSETTA
      ------------               ----------------------------------
                                 Sebastian E. Cassetta
                                 Chairman of the Board, Chief Executive Officer




Date  MAY 14, 1996                 /S/ THOMAS W. HALLER
      ------------               ----------------------------------
                                 Thomas W. Haller
                                 Chief Financial Officer, Treasurer