Form 10KSB
period 1996-06-30
SMARTSERV ONLINE INC
filed 1996-09-30
CIK 1005698

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

       FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 1996

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO
          ___________


                         COMMISSION FILE NUMBER 0-28008

                             SMARTSERV ONLINE, INC.
                             ----------------------
        (Exact name of small business issuer as specified in its charter)

           Delaware                                       13-3750708
- -------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. employer identification no.)
 incorporation or organization)

One Station Place, Stamford, Connecticut                     06902
- ----------------------------------------                  ------------
(Address of principal executive offices)                   (Zip Code)


Issuer's telephone number, including area code (203) 353-5950

Securities registered pursuant to Section 12(b) of the Act:   NONE

Securities registered pursuant to Section 12(g) of the Exchange Act:

                                                          Name of each exchange
               Title of each class                          on which registered
               -------------------                          -------------------
Common Stock, $0.01 Par Value                                NASDAQ Stock Market
Common Stock Purchase Warrants                               NASDAQ Stock Market


Indicate by check mark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.    Yes  [X]     No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

Issuer's revenues for its most recent fiscal year.     NONE

The aggregate market value of the voting stock (based on the closing price of such stock on NASDAQ) held by non-affiliates of the issuer as of September 23, 1996, was approximately $12,614,000. All officers and directors of the issuer have been deemed, solely for the purpose of the foregoing calculation, to be "affiliates" of the issuer.

There were 3,695,000 shares of Common Stock outstanding at September 23, 1996.

Certain portions of the issuer's Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on October 31, 1996, are incorporated by reference in Part III hereof.

                                TABLE OF CONTENTS



                                     PART I
Item                                                                     Page
- ----                                                                     ----

1.    Description of Business                                              3
2.    Description of Property                                             10
3.    Legal Proceedings                                                   10
4.    Submission of Matters to a Vote of Security Holders                 10


                                PART II

5.    Market for Common Equity and Related Stockholder Matters            11
6.    Management's Discussion and Analysis or Plan of Operation           12
7.    Financial Statements                                                16
8.    Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure                                     32


                               PART III

9.    Directors, Executive Officers, Promoters and Control Persons;
             Compliance with Section 16(a) of the Exchange Act            32
10.   Executive Compensation                                              32
11.   Security Ownership of Certain Beneficial Owners and Management      32
12.   Certain Relationships and Related Transactions                      32
13.   Exhibits and Reports on Form 8-K                                    33

                                     PART I

ITEM 1.   DESCRIPTION OF BUSINESS
- ------

THE COMPANY
SmartServ Online, Inc. ("SmartServ" or the "Company") was organized in 1993 and provides online information and transactional services to subscribers through generally available screen-based phones (i.e. "smart phones"), personal computers ("PCs"), personal digital assistants ("PDAs") and interactive voice response systems. The Company has exited the development stage with the completion of its software architecture and product offering, and is in the initial stages of implementing its marketing strategies.


SERVICES
The Company offers a range of services designed to meet the varied needs of clients of strategic marketing partners ("Strategic Partners"), as well as direct subscribers. These services include: business credit information, investment newsletters, stock research reports, stock quotes, nationwide business and residential directory services, business and financial news, electronic bill payment, research and analysis reports, stock trading by corporate insiders, online package tracking, electronic mail, and ordering flowers and gifts. The Company provides such services pursuant to non-exclusive agreements with the following providers of online information and transactional services: Checkfree Corporation, Dun & Bradstreet, Inc., Federal Express Corporation, Global Financial Traders, Ltd., Lottery USA.com., Metromail Corporation (a subsidiary of RR Donnelley & Sons Co.), Reuters NewMedia Inc., S&P ComStock, Inc., Standard & Poor's (a division of McGraw-Hill, Inc.), The
Argus Group, Inc., The Nasdaq Stock Market, Inc., and The New York Stock Exchange, Inc. In addition, the Company has entered into an exclusive agreement with PC Gifts, Inc. in connection with the ordering of flowers and gifts.

Of the thirteen agreements with providers of online information and transactional services, twelve agreements are terminable by either party upon 30 days to six months prior written notice before the end of the initial term or any renewal term thereof. The remaining agreement is cancelable, pursuant to written notice, by either party at any time. Of such thirteen agreements, two contain restrictive provisions with regard to the approval of potential subscribers of the Company; one agreement gives the provider the option to restrict access by Company subscribers to certain products offered by the provider; two agreements restrict the Company to distributing its services in the United States or North America; and one agreement prohibits the Company from storing the provided information for more than seven days after it is received without the prior written consent of the provider. The Company is not dependent on one or a few information providers as such redistribution agreements are generally available on a non-exclusive basis.

The Company has invested in the development of proprietary software in an attempt to make its services easy to use and visually appealing and to attempt to take advantage of the different virtues and capabilities of screen-based phones, PCs, PDAs and interactive voice response systems. The Company believes that its software architecture and capabilities, which recognize multiple devices, format the information for the particular device and present the information in a user-friendly manner, will be attractive in the marketplace. The Company intends to continue to invest in this area and believes its software architecture and capabilities represent an important competitive advantage.

Subscribers can connect to the Company's services using standard phone lines, through an X.25 data communications network. The Company has contracted, on a non-exclusive basis, with eunetcom, Inc., a provider of an X.25 data communications network, so that subscribers in 153 domestic and 144 international locations in 39 countries can dial a local number to connect to the Company's services. Additionally, the Company's services are available through the Internet. The Company believes that its software architecture and capabilities, which recognize multiple devices (e.g., screen-based phones, PCs, PDAs and interactive voice response systems), format the information for the particular device and present the information in a user-friendly manner, make the Company's services "device independent". As new technologies emerge, the Company anticipates that its services may be accessed through these newly developed devices. The Company therefore believes that in the future it will not be limited to providing services exclusively through screen-based phones, PCs, PDAs and interactive voice response systems.


MARKETING STRATEGY
Management believes that the Company's primary source of revenues will ultimately be derived from end users who purchase the Company's services through Strategic Partners with mass distribution capabilities. The Company anticipates that Strategic Partners will brand the Company's "bundled" services, acquired from the Company's "information platform" (i.e., information bundled from multiple information providers), with their own private label, promote the packaged offering, and then distribute the Company's information package on screen-based phones, PCs, PDAs and interactive voice response systems to their clients. The Company has the ability to customize the information package to be offered to each Strategic Partner, and in turn to their end users. The Company is also in the initial stages of developing a direct subscriber base. Currently, the Company has approximately two hundred paying subscribers.

The Company's plan of operation includes programs for marketing simultaneously at two distinct levels. First, the Company is developing strategic relationships with key partners that provide access to large numbers of potential subscribers for its monthly services. These partners include regional telephone operating companies, long distance carriers, telephone equipment manufacturers, and others who distribute screen telephone equipment, market local screen telephone services or otherwise benefit from the increased acceptance of these devices in the marketplace. To these partners, the Company's services are perceived as a means of increasing interest in and sales of screen telephones, and there is thus a strong incentive to promote the Company's services.

The Company is also working with businesses which desire to provide new services, such as those provided by the Company, to an existing base of clients. Examples include brokerage firms and disseminators of financial information, whose clients can benefit from the efficiency, convenience and timeliness of the services provided by the Company. The Company can co-brand with its Strategic Partner or offer its services solely under its Strategic Partner's name.

Secondly, the Company will be working with the Strategic Partners to assure consumer awareness of the Company's services. Programs under development with existing Strategic Partners include direct marketing, cable television commercials, mailer inserts and in-store promotions.

The achievement of the Company's goal of establishing itself as a leading provider of online information and transactional services to subscribers through screen-based phones, PCs, PDAs and interactive voice response systems is contingent on management's ability to penetrate the following four markets targeted by the Company:

            *     COMPANIES THAT WILL PRIVATE LABEL THE COMPANY'S SERVICES
                  The Company has entered into agreements, and intends to continue to do so, with various categories of Strategic Partners. It is anticipated that a private online information package will be offered to the Strategic Partner's clients, and that this package will include proprietary Strategic Partner information in combination with other information provided by the Company. It is anticipated that the Strategic Partner would then brand the combined service with a "private label." As a result, the Strategic Partner's client would receive a branded information package that is not available elsewhere.

            *     THE TELECOMMUNICATIONS INDUSTRY
                  The Company believes that it can provide value added services to the telecommunications market. The Regional Bell Operating Companies have informed the Company that they are interested in promoting their CLASS services, examples of which include enhanced caller ID and enhanced call waiting. Although such services can generate additional revenue for the telephone companies, they are presently difficult to use without a screen-based phone. To promote wider acceptance of such CLASS services, the Company believes that many of these telephone companies will be offering screen-based phones as a means to make these services more user-friendly. Wider distribution of screen-based phones provides the Company with a broader potential subscriber base.

            *     INFORMATION COMPANIES
                  Companies that can only deliver their information on PCs are currently in discussions with the Company to offer their information on relatively inexpensive and user-friendly devices, such as screen-based phones, PDAs and interactive voice response systems. It is anticipated that such information will be provided to the end user, who is a client of the information company, through the Company. Certain information will reside on the Company's hardware, in other instances, the Company's systems are linked to the systems of its information providers and/or Strategic Partners.

            *     DIRECT SUBSCRIBERS
                  The Company intends to offer its services directly to consumers, in particular to those consumers interested in financial market information. The Company believes that its services will be attractive to consumers because it is anticipated that the information will be presented in a user-friendly manner on relatively inexpensive devices. The Company intends to market these services under the name "SmartServ Online."

STRATEGIC PARTNER RELATIONSHIPS
Strategic Partners and the related marketing arrangements are as follows:

          GLOBAL FINANCIAL TRADERS, LTD which through SmartServ is offering an information service entitled Global Online. Global Online provides subscribers with Global's securities industry newsletter, as well as SmartServ's platform of value-added information. SmartServ has approximately 180 paying subscribers from this relationship.

          DUN & BRADSTREET, INC. began testing a cooperative program with Mail Boxes ETC, Inc. in September 1996 that uses the Company's software to access D&B reports. If the test is successful, the services will be expanded to 2,500 Mail Boxes locations nationwide.

          SCHRODER WERTHEIM & CO. announced the availability the Company's services to its correspondent relationships in late August 1996. The companies began the implementation of their joint marketing program with the introduction of SmartServ's services by Rickel & Associates, Inc., the underwriter for the Company's Initial Public Offering. The companies anticipate the launch to an additional 10 to 15 correspondent firms during the fourth quarter of 1996.

          BEAR STEARNS & CO., INC. introduced the Company's services to its correspondent relationships in May 1996. Bear Stearns continues to evaluate and refine its product offering which is being readied for a fourth quarter 1996 marketing campaign to its correspondent firms.

          HERZOG HEINE GEDULD, INC. has agreed to offer the Company's services to its customers and those of its correspondent relationships. The introduction of these services is to commence with the correspondent firm, Addison Financial Services, Inc., during the fourth quarter of 1996.

          NORTHERN TELECOM, INC. has begun direct marketing campaigns for the Company's services to the telecommunications industry through joint sales promotions which include its PowerTouch 350 telephones, as well as through catalog advertisements and national retail outlets. Commencing in September 1996, Northern Telecom and the Company embarked on a joint advertising campaign focusing on the investment community via print media such as the Wall Street Journal and Investor Business Daily.

          CIDCO INCORPORATED has entered into an agreement with the Company whereby CIDCO will market screen-based phones with access to SmartServ's online information services and assist in the development of other Analog Display Services Interface based applications.

          SPYGLASS, INC. was to promote the Company's services as the first Internet access capability with a device other than the PC. Advanced Spyglass technologies are currently under review by the Company.

          THE SOUTHERN NEW ENGLAND TELEPHONE COMPANY conducted a Fall 1995 trial offering and planned to launch a commercial offering beginning in the second quarter of 1996.

          The companies have executed a contract; however, SNET has notified the Company that it has indefinitely postponed the commercial rollout of these services.

The Company continues to have discussions about potential marketing opportunities with AT&T Corp., BellSouth Telecommunications, Inc., Ameritech, Inc., Sprint Corp., Time Warner, Inc. and Southwestern Bell Telephone Company; however, there can be no assurance that the Company will enter into agreements with any such companies.


MARKETING VEHICLES

DIRECT MARKETING -- The Company intends to implement a limited, targeted, direct marketing program aimed at the small office/home office, business professional, private investor and retail consumer markets. It is anticipated that these programs will include advertising in financial related magazines and subscriber referral programs. The Company also plans to promote SmartServ Online on the Internet through its Internet home page from which the Company's communications software can be downloaded.

STRATEGIC PARTNER MARKETING -- The Company intends to work with potential Strategic Partners to enhance the efficiency of its marketing and distribution efforts. Each potential Strategic Partner will approach the market differently depending on its business strategy, consumer mix and competitive situation. It is expected that a potential Strategic Partner will initially test a variety of marketing and selling options to determine the most cost effective technique to obtain the maximum number of customers in the least amount of time. The Company intends to offer technical and marketing services in support of a potential Strategic Partner's marketing efforts. For example, it is expected that the specific product offering, product collateral and promotional materials will be coordinated with a potential Strategic Partner to reflect the overall positioning of the product to the consumer.

The Company must demonstrate, with each actual and potential Strategic Partner, that it has the technological infrastructure and ability to distribute online information to their customers. This is typically done via a testing program such as has been completed with each of the Company's existing relationships. The Company is in the initial stages of implementing its marketing strategies.


COMPETITION
The market for online information and transactional services is highly competitive and subject to rapid innovation and technological change, shifting consumer preferences and frequent new service introductions. In addition to competing with other companies that provide screen-based phones in combination with online services including, without limitation, Philips Home Services, Inc., Online Resources and Communications Corporation, and U.S. Order Inc., the Company also faces increasing competition from other emerging services delivered through PCs including, without limitation, developing transactional services offered by Checkfree Corporation, Microsoft Corp., Intuit Inc., Electronic Data Systems Corp. and other software and online companies. The Company expects competition to increase from existing competitors and from new competitors, possibly including telecommunications companies. Established online information services including, without limitation, America Online, Inc., CompuServe Inc. and Prodigy Services Co. offer competing services delivered through home computers. Most of the Company's competitors and potential competitors have substantially greater financial, marketing and technical resources than the Company. The Company believes that potential new competitors, including large multimedia and information system companies, are increasing their focus on transaction processing. Increased competition in the market for the Company's services could materially and adversely affect the Company's results of operations through price reductions and loss of market share.

The   information   content   provided   through  the  Company's   software  and
communication architecture is generally purchased through non-exclusive distribution agreements. While the Company is not dependent on any one content provider, existing and potential competitors may enter into agreements with these and other such providers and thereby acquire the ability to deliver online information and transactional services substantially similar to those provided by the Company.

The principal competitive factors in the online services industry include content, product features and quality, ease of use, access to distribution channels, brand recognition, reliability and price. Management believes the strategy of establishing alliances with potential Strategic Partners, the market focus and what is believed to be a unique software architecture should enable the Company to compete effectively.


SOFTWARE
The Company has developed proprietary software which it believes makes its services easy to use and visually appealing, and which utilize the capabilities of screen-based phones, PCs, PDAs and interactive voice response systems.

The Company has completed development of front-end communications software (i.e., a user interface) for screen-based phones, PCs and PDAs. Such display software creates a user-friendly method allowing the user to communicate with the Company's information data base. The Company intends to continue to dedicate its internal resources to developing communication tools to foster interaction and improved navigation and presentation techniques to make it easier for subscribers to find and use relevant services.

During the fiscal years ended June 30, 1996 and 1995, the Company incurred $1,141,441 and $887,303, respectively, for research and development activities of which $103,500 and $210,000, respectively, was funded by Strategic Partners. It is estimated that the Company will require approximately $1,035,000 during the fiscal year ending June 30, 1997 to support the additional programming and supervisory personnel necessary to integrate the Company's software with the information systems of each of its Strategic Partners.


PROPRIETARY RIGHTS
The Company has designed and developed its own information platform, "SmartServ", based on Sun Microsystems, Inc. computers and Oracle Corp.'s version 7.X relational database manager, to support a variety of end user devices. The Company relies upon a combination of contract provisions and copyrights, trade secret laws, and a service mark and trademark to attempt to protect its proprietary rights. The Company licenses the use of its services to Strategic Partners and direct subscribers under agreements that contain terms and conditions prohibiting the unauthorized reproduction of the Company's software and services. Although the Company intends to protect its rights vigorously, there can be no assurance that any of the foregoing measures will be successful.

The Company seeks to protect the source code of its software as a trade secret and as an unpublished copyrighted work. The Company has obtained an allowance of its U.S. trademark application for the mark "SmartServ" for the computer software used with its platform services, and expects a U.S. trademark registration for the mark to be granted in the near future. This registration will have an initial term of 10 years and is renewable indefinitely for successive 10-year terms upon filing proof of continued use of the mark. The Company has also filed an intent-to-use application to register "SmartServ" as a service mark for its platform services and as a trademark for related computer hardware. Additionally, the Company is giving consideration to the submission of patent applications for various aspects of its information delivery systems.

The Company believes that its software, services, service mark and trademark and other proprietary rights do not infringe on the proprietary rights of third parties. From time to time, however, the Company may receive communications from third parties asserting that features or contents of certain of its services may infringe copyrights or other rights of such parties. To date, the Company has received one such communication, dated May 23, 1995, from Interactive Gift, but believes that the assertion contained therein is without merit. Since the receipt of such letter, the Company has not received further correspondence from Interactive Gift. There can be no assurance, however, that the infringement claim asserted in such letter will not ultimately require the Company to enter into a royalty arrangement or result in litigation. Further, there can be no assurance that other third parties will not assert infringement claims against the Company with respect to current or future features or contents of services or that any such assertion may not require the Company to enter into royalty arrangements or result in litigation.


GOVERNMENT REGULATION
The Company is not currently subject to direct regulation other than federal and state regulation generally applicable to businesses. However, changes in the regulatory environment relating to the telecommunications and media industry could have an effect on the Company's business, including regulatory changes which directly or indirectly affect telecommunication costs or increase the likelihood or scope of competition from regional telephone companies. Additionally, legislative proposals from international, federal and state governmental bodies in the areas of content regulation, intellectual property and privacy rights, as well as federal and state tax issues could impose additional regulations and obligations upon all online service providers. The Company cannot predict the likelihood that any such legislation will pass, nor the financial impact, if any, the resulting regulation or taxation may have.

Moreover, the applicability to online service providers of existing laws governing issues such as intellectual property ownership, libel and personal privacy is uncertain. Recent events relating to the use of online services for illegal activities have increased public focus and could lead to increased pressure on legislatures to impose regulations on online service providers such as the Company. The law relating to the liability of online service companies for information carried on or disseminated through their systems is currently unsettled and has been the subject of several recent private lawsuits. If similar actions were to be initiated against the Company, costs incurred as a result of such actions could have a material adverse effect on the Company's business.


EMPLOYEES
The Company employs 18 people, all of whom are full-time employees. It is anticipated that a minimum of 4 to 6 people will be added during the fiscal year ending June 30, 1997, in response to the computer programming requirements of Strategic Partners' product offerings and for customer support. None of the Company's employees are covered by a collective bargaining agreement and the Company believes that its relationship with its employees is satisfactory.

ITEM 2.   DESCRIPTION OF PROPERTY
- ------

The Company's operations are located in a leased facility in Stamford, Connecticut. The Company entered into a lease modification agreement on February 6, 1996, whereby the size of such facilities was increased 2,135 square feet to 6,300 square feet. The term of the lease was also extended to August 2002.


ITEM 3.   LEGAL PROCEEDINGS
- ------

There are no pending material legal proceedings to which the Company or any of its properties is a defendant.

In August 1996, the Company commenced an action in the Supreme Court of the State of New York, New York County, against Strategica Inc. and its affiliated entities ("Strategica"). The complaint arose out of the proposal entered into in August 1995 by the Company and Strategica (the "Proposal") whereby Strategica agreed to act as the Company's agent for the arrangement of a secured revolving credit facility in the amount of $2,500,000. Additionally, the Company agreed to retain Strategica as a financial consultant to the Company. The Proposal was subject to the delivery and execution of definitive documentation. In January 1996, Strategica forwarded to the Company a proposed commitment letter which was unacceptable to the Company. The complaint alleges breach of the Proposal, breach of the implied covenants of good faith and fair dealing, and fraud. The complaint seeks damages of not less than $2,500,000, punitive damages and rescission of the Proposal and of the issuance by the Company of 116,550 shares of its Common Stock to Strategica thereunder.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- ------

None.

                                     PART II


ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

SmartServ's $.01 par value common stock ("Common Stock") commenced trading on March 21, 1996 on the over-the-counter market and is quoted on the National Association of Securities Dealers' Automated Quotation System ("NASDAQ") under the symbol SSOL. The Company's Redeemable Common Stock Purchase Warrants ("Warrants") also commenced trading on March 21, 1996 on the over-the-counter market and are quoted on the NASDAQ under the symbol SSOLW.

The following table sets forth the high and low prices for the Common Stock and Warrants during the periods indicated as reported by NASDAQ.

                                 COMMON STOCK               WARRANTS
                              HIGH          LOW          HIGH        LOW
Year Ended June 30, 1996

Third Quarter                7 1/2          6           4 1/8        3
Fourth Quarter               8 1/4          5 1/2       4 1/2        2 3/4



As of September 5, 1996, the Company had 3,695,000 shares of Common Stock outstanding held by 39 record holders. The Company estimates that the Common Stock is held by approximately 1,700 beneficial holders. As of such date, the Company had 2,262,500 Warrants outstanding held by 27 record holders.

The Company has never paid a cash dividend on its Common Stock. It is the present policy of the Company to retain earnings, if any, to finance the development and growth of its business. Accordingly, the Company does not anticipate that cash dividends will be paid until the earnings and financial condition of the Company warrant such dividends, and there can be no assurance that the Company can achieve such earnings.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
- ------

PLAN OF OPERATION

The Company provides online information and transactional services through screen-based telephones, personal computers, personal digital assistants and interactive voice response systems to clients of potential Strategic Partners, as well as to prospective direct subscribers. The Company has recently emerged from the development stage with the completion of the SmartServ information platform and communications software. The Company's product offering is available to meet the needs of subscribers and the Company is in the initial stages of implementing its marketing strategies.

On March 21, 1996, the Company completed an Initial Public Offering of 1,695,000 shares of common stock and 1,725,000 common stock purchase warrants which provided the Company with approximately $7,059,000, net of the costs of issuance of approximately $1,589,000. The proceeds from this Offering are expected to be sufficient to allow the Company to implement its marketing plan, and to satisfy its cash requirements through June 1997.

The Company's plan of operation includes programs for marketing simultaneously at two separate levels. At the first level, the Company is developing strategic relationships with key partners that provide access to large numbers of potential subscribers for its monthly services. These partners include regional telephone operating companies, long distance carriers, telephone equipment manufacturers and others who distribute screen telephone equipment, market local screen telephone services or otherwise benefit from the increased acceptance of these devices. To these partners, the Company's services are perceived as a means of increasing interest in and sales of screen telephones, and there is thus a strong incentive to promote the Company's services.

The Company is also working with businesses which desire to provide new services, such as those provided by the Company, to an existing base of clients. Examples include brokerage firms, such as Bear Stearns & Co., Inc. and Schroeder Wertheim & Co., and other disseminators of financial information, whose clients can benefit from the efficiency, convenience and timeliness of the services provided by the Company. The Company will co-brand with its Strategic Partner or offer its services under its Strategic Partner's name. By providing this branding flexibility, the Company has been able to expand the number of businesses interested in forming relationships with it, and has the ability to market its services under far more recognizable brand names than its own.

At the second level, the Company will be working with Strategic Partners to assure awareness of the Company's services by consumers. Programs under development with existing Strategic Partners, such as Northern Telecom and CIDCO Incorporated, include direct marketing, package inserts, and in-store promotions.

Management believes that most of the Company's revenues will ultimately be derived from end users who purchase the Company's services through Strategic Partners with such mass distribution capabilities. The Company anticipates that Strategic Partners will brand the Company's information services, acquired from the Company's "information platform", with their own private label, promote the packaged offering and then distribute the Company's information package on screen-based phones, PCs, PDAs, and interactive voice response systems to their clients for use. The Company has the ability to customize the information package to be offered to each Strategic Partner, and in turn to their end users. The Company is also in the initial stages of developing a direct subscriber base. It is anticipated that the monthly base charge will vary, between $7.00 and $29.95 per month, depending upon the product offering and specific market segment.

Management anticipates that staffing requirements associated with the implementation of its plan of operation will result in the addition of a minimum of 4 to 6 personnel during the fiscal year ending June 30, 1997. Such personnel will be added to assist with the programming requirements of Strategic Partners' product offerings and for customer support.

RESULTS OF OPERATIONS

Since the Company was in the process of completing its information platform and communications software, the Company did not generate any significant revenues from operations during the year ended June 30, 1996. The SmartServ product offering is now available to meet the needs of subscribers and the Company is in the initial stages of implementing its marketing strategies; however, there can be no assurance that the Company's product offering will be accepted in the marketplace.

FISCAL YEAR ENDED JUNE 30, 1996 VERSUS FISCAL YEAR ENDED JUNE 30, 1995

During the year ended June 30, 1996, the Company incurred product development expenses of $1,037,941 vs. $677,303 for the year ended June 30, 1995. The bulk of such costs ($755,218) were incurred in the second half of the Company's 1996 fiscal year as a result of the Company's enhanced efforts to complete the development of its information platform. These efforts were funded by the Company's Initial Public Offering of common stock, and the borrowing of $1,200,000 of short-term debt. Included in, and offset against, product development costs for the years ended June 30, 1996 and 1995 were $103,500 and $210,000, respectively, which were received from the Company's Strategic Partners to assist in the development of computer software applications for use by both the Company and its Strategic Partners. During the year ended June 30, 1995, the Company wrote-off approximately $182,000 of previously capitalized software development costs resulting from the delayed commercialization and availability of its products and services.

During the year ended June 30, 1996, the Company incurred selling, general and administrative expense of $1,220,340 vs. $769,821 during the year ended June 30, 1995. The increase resulted primarily from the increase in fees ($160,000) paid to financial and marketing consultants, a non-cash charge ($110,000) relating to the grant of employee stock options, an increase in professional fees ($50,000), the hiring of a public relations firm in connection with the Initial Public Offering ($40,000), and the hiring of financial and marketing personnel during the fourth quarter ($32,000).

During the year ended June 30, 1996, the Company incurred interest costs of $242,000 vs. $106,595 during the fiscal year ended June 30, 1995. This increase was a direct result of the issuance of $1,200,000 in short-term notes during the year and the increased length of time during which long-term debt was outstanding during the year. Debt origination costs increased from $300,000 in the fiscal year ended June 30, 1995 to $517,533 in fiscal year ended June 30, 1996. During 1995, the Company issued Common Stock valued at $300,000 to InterBank Corporation as additional consideration for the issuance of the $312,500 of Senior Notes. During 1996, the Company incurred underwriting ($180,000) and legal ($45,000) fees in connection with the issuance of the $1,200,000 of short-term notes and the related common stock purchase warrants. In addition, the Company wrote-off deferred financing costs of $260,000 in connection with the Company's inability to obtain an acceptable loan commitment from

Stategica Inc., a financial intermediary which had received 116,550 shares of Common Stock in exchange for a commitment to provide the Company with a $2,500,000 line of credit facility.

FISCAL YEAR ENDED JUNE 30, 1995 VERSUS FISCAL YEAR ENDED JUNE 30, 1994

During the fiscal year ended June 30, 1994, the Company incurred general and administrative costs primarily for salaries and facilities to commence operations in the amount of $503,000. Interest expense of $33,300 was incurred in respect of total indebtedness of $600,000. Such indebtedness was outstanding for five months during the year. The Company capitalized $186,700 of direct and allocated overhead costs associated with the development of software products which were to be amortized over a five year period.

During the fiscal year ended June 30, 1995, the Company incurred general and administrative costs of $770,000; however, on a monthly basis, general and administrative costs remained consistent with the previous fiscal year. Interest expense increased by $73,300 to $106,600 due to an increase in the total interest bearing debt outstanding to $1,537,500 at June 30, 1995, which was outstanding for one-half of the fiscal year. The Company incurred costs of $300,000 related to the issuance of 177,500 shares of Common Stock associated with the origination of Senior Notes. Additionally, the Company expensed all net capitalized software development costs ($182,000) related to the delayed commercialization of the Company's products and services and incurred additional development costs of $495,300 for an aggregate of $677,300.

CAPITAL RESOURCES AND LIQUIDITY

Since inception of the Company on August 20, 1993 through March 21, 1996, the date of the Initial Public Offering, the Company had funded its operations through a combination of private debt and equity financings totaling $2,900,000 and $300,000, respectively.

The Initial Public Offering of 1,695,000 common shares and 1,725,000 common stock purchase warrants on March 21,1996, provided the Company with gross proceeds of $8,647,500. Direct costs associated with the Offering were approximately $1,589,000. In conjunction with the Offering, the Company converted one-half of the convertible subordinated debt and accrued interest thereon into 427,735 shares of Common Stock at a conversion rate of $1.65 per share. The remainder of the debt and accrued interest thereon, totaling
$705,763, was repaid from the proceeds of the Offering. Additionally, the Company retired senior notes amounting to $462,502, as well as the short-term notes amounting to $1,200,000.

The Company estimates that it has sufficient cash resources to fund its operations for the next twelve months. The Company anticipates that approximately $1,035,000 will be used to support costs for additional programming and supervisory personnel necessary to integrate the Company's software with the information systems of its Strategic Partners, and for marketing support personnel necessary to fulfill subscriber needs and inquiries. It is also anticipated that hardware and software purchases of approximately $50,000 will be required during the year ending June 30, 1997. The Company expects to augment its capital formation through the realization of revenues from the sale of its information and transactional services; however, there can be no assurance that the Company's product offering will be accepted in the marketplace.

The Company may also have access to additional funding because as part of the Offering, the Company issued 1,725,000 common stock purchase warrants entitling the holders thereof to purchase one share of common stock at an exercise price of $4.00 per share, subject to certain adjustments, at any time commencing on March 21, 1997 through March 20, 2001. The warrants are subject to redemption by the Company at $.10 per warrant commencing March 21, 1997, on thirty days written notice, provided the average closing bid quotation for the common stock as reported on The NASDAQ Stock Market or other national securities exchange, if traded thereon, has been at least $7.50 for a period of 20 consecutive days ending on the third day prior to the date on which the Company gives notice of redemption. Exercise of these warrants by the holders or redemption by the Company could provide additional capital of approximately $6,600,000; however, such exercise or redemption can not be assured.

Strategica, Inc., a financial intermediary, put forth a proposal, and agreed to act as an agent in connection with the arrangement of a $2,500,000 credit facility. The August 1995 Proposal, was subject to execution and delivery of definitive documentation; however, in January 1996, the Company received a draft commitment letter which contained terms and conditions inconsistent with those enumerated in the August 1995 Proposal, and was thus deemed unacceptable to the Company. Negotiations between the Company and the Strategica to resolve this matter in a mutually satisfactory manner have been unsuccessful and are currently unlikely to continue. The Company has written-off all costs, previously deferred, in connection with the origination of the August 1995 Proposal. In August 1996, the Company brought an action against Strategica and its related entities for breach of the August 1995 Proposal which is more fully explained in Item 3, Legal Proceedings.

The Company intends to seek additional sources of capital and liquidity through collaborative agreements, through the redemption of the outstanding common stock purchase warrants or through public or private financing; however, there can be no assurance that additional financing will be available on acceptable terms or at all.

Management believes that upon full implementation of its business plan, sufficient revenues will be generated to meet operating requirements. Management further believes that the Company's plan of operations will, if successful, generate adequate cash flow from operations to enable the Company to offer its proposed services on an economically sound basis; however, no assurance can be given that such goals will be attained.


CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS
- ----------------------------------------------

From time to time, information provided by the Company, statements made by its employees or information included in its filings with the Securities and Exchange Commission (including this Form 10-KSB) may contain statements which are not historical facts, so-called "forward looking statements". These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual future results may differ significantly from those stated in any forward-looking statements. Forward-looking statements involve a number of risks and uncertainties, including, but not limited to, product demand, pricing, market acceptance, litigation, intellectual property rights, risks in product and technology development, product competition, limited number of customers, key personnel, and other risk factors detailed in this Annual Report on Form 10-KSB and in the Company's other Securities and Exchange Commission filings.

ITEM 7.   FINANCIAL STATEMENTS
- ------


                                                                          PAGE

Report of Independent Auditors                                             17

Balance Sheets at June 30, 1996 and 1995                                   18

Statements of Operations for the years ended June 30, 1996
and 1995 and for the period from August 20, 1993 (inception)
to June 30, 1994, and for the period from August 20, 1993
(inception) to June 30, 1996                                               20

Statement of Stockholders' Equity (Deficiency) for the
period from August 20, 1993 (inception) to June 30, 1996                   21

Statements of Cash Flow for the years ended June 30, 1996
and 1995 and for the period from August 20, 1993 (inception)
to June 30, 1994, and for the period from August 20, 1993
(inception) to June 30, 1996                                               23

Notes to Financial Statements                                              24

                         REPORT OF INDEPENDENT AUDITORS




Stockholders and Board of Directors
SmartServ Online, Inc.

We have audited the accompanying balance sheets of SmartServ Online, Inc. (formerly, Smart Phone Communications (Delaware), Inc.), a development stage enterprise, as of June 30, 1996 and 1995, and the related statements of operations, stockholders' equity (deficiency), and cash flows for the period from August 20, 1993 (inception) to June 30, 1994, the years ended June 30, 1995 and 1996, and for the period from August 20, 1993 (inception) to June 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SmartServ Online, Inc. at June 30, 1996 and 1995, and the results of its operations and its cash flows for the period from August 20, 1993 (inception) to June 30, 1994, the years ended June 30, 1995 and 1996, and for the period from August 20, 1993 (inception) to June 30, 1996, in conformity with generally accepted accounting principles.



/S/ ERNST & YOUNG LLP


Stamford, Connecticut
September 10, 1996

                             SMARTSERV ONLINE, INC.
                        (A Development Stage Enterprise)

                                 BALANCE SHEETS


                                                            JUNE 30
                                                  -----------------------------
                                                      1996              1995
                                                  -----------------------------
Assets

Current assets
   Cash                                           $ 3,460,850       $      --
   Accounts receivable                                 57,990              --
   Due from officers                                     --               4,053
   Inventory                                             --              10,440
   Prepaid expenses                                    68,310             8,669
                                                  -----------       -----------
   Total current assets                             3,587,150            23,162
                                                  -----------       -----------

   Property and equipment
   Data processing equipment                          280,814           100,292
   Office furniture and equipment                      37,051            26,600
   Display equipment                                    9,635            10,495
                                                  -----------       -----------
                                                      327,500           137,387
   Accumulated depreciation                           (68,601)          (28,176)
                                                  -----------       -----------
                                                      258,899           109,211
                                                  -----------       -----------

   Other assets
   Deferred charges                                    63,000              --
   Security deposit                                    81,218            81,218
                                                  -----------       -----------
                                                      144,218            81,218
                                                  -----------       -----------

   Total Assets                                   $ 3,990,267       $   213,591
                                                  ===========       ===========




See accompanying notes.

                                                            JUNE 30
                                                  -----------------------------
                                                      1996              1995
                                                  -----------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities
   Accounts payable                               $   406,498       $   282,481
   Accrued liabilities                                 76,353            22,234
   Accrued interest                                      --             106,595
   Payroll taxes payable                               14,901            88,183
   Salaries payable                                    44,654            28,192
   Notes payable                                         --             462,502
   Loans to officers                                     --              42,550
                                                  -----------       -----------
Total current liabilities                             542,406         1,032,737
                                                  -----------       -----------

Long-term debt                                           --           1,225,000

Stockholders' equity (deficiency)
Common stock - $.01 par value
   Authorized - 15,000,000 shares
   Issued and outstanding - 3,695,000 shares at
         June 30, 1996 and 1,775,000 shares
         at June 30, 1995                              36,950            17,750
Additional paid-in capital                          8,758,299           319,205
Deficit accumulated during the development stage   (5,347,388)       (2,381,101)
                                                  -----------       -----------
Total stockholders' equity (deficiency)             3,447,861        (2,044,146)
                                                  -----------       -----------

Total Liabilities and Stockholders' Equity        $ 3,990,267       $   213,591
                                                  ===========       ===========

                             SMARTSERV ONLINE, INC.
                        (A Development Stage Enterprise)

                            STATEMENTS OF OPERATIONS

                                                                  August 20, 1993 August 20, 1993
                                           YEAR ENDED JUNE 30       (inception)    (inception)
                                       -------------------------     to June 30,    to June 30,
                                          1996           1995           1994           1996
                                       --------------------------------------------------------
Product development expenses          $(1,037,941)   $  (677,303)   $      --      $(1,715,244)
Selling, general and administrative
   expenses                            (1,220,340)      (769,821)      (503,032)    (2,493,193)
                                      -----------    -----------    -----------    -----------

Loss from operations                   (2,258,281)    (1,447,124)      (503,032)    (4,208,437)
                                      -----------    -----------    -----------    -----------

Other income (expense):
   Interest income                         51,527          7,536          1,459         60,522
   Interest expense                      (242,000)      (106,595)       (33,345)      (381,940)
   Debt origination costs                (517,533)      (300,000)          --         (817,533)
                                      -----------    -----------    -----------    -----------

                                         (708,006)      (399,059)       (31,886)    (1,138,951)
                                      -----------    -----------    -----------    -----------

Net loss                              $(2,966,287)   $(1,846,183)   $  (534,918)   $(5,347,388)
                                      ===========    ===========    ===========    ===========

Net loss per share (Note 1)           $     (1.26)   $     (1.12)   $     (0.54)
                                      ===========    ===========    ===========

Weighted average shares outstanding
   (Note 1)                             2,355,000      1,643,000        982,000
                                      ===========    ===========    ===========

See accompanying notes.

                             SMARTSERV ONLINE, INC.
                        (A Development Stage Enterprise)

                 STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)

           FOR THE PERIOD AUGUST 20, 1993 (INCEPTION) TO JUNE 30, 1996

                                                                                                      DEFICIT
                                                                                                    ACCUMULATED
                                                             COMMON STOCK              ADDITIONAL     DURING
                                                      -----------------------------      PAID-IN    DEVELOPMENT
                                                         SHARES         PAR VALUE        CAPITAL       STAGE
                                                      ----------------------------------------------------------
Issuance of common stock to officers on
   August 20, 1993                                        875,000     $         9
Contribution of computer equipment by officer on
   August 20, 1993                                                                   $     3,609*
Issuance of shares to investors in conjunction with
   issuance of $600,000, 8.5% notes on February 1,
   1994                                                    84,000             840        136,713
Issuance of shares to investors in exchange for the
   $600,000, 8.5% notes, $600,000 in cash, and 36
   warrants on June 30, 1994                              797,000           7,970      1,087,823
Net loss                                                                                            $  (534,918)
                                                      ----------------------------------------------------------
Balances at June 30, 1994                               1,756,000           8,819      1,228,145       (534,918)

Conversion of equity investment by an investor to
   debt (12% notes due December 31, 1999) on
   January 1, 1995                                       (881,000)         (8,810)    (1,191,190)
Cancellation of Class A (voting) common stock on
   March 15, 1995                                        (875,000)             (9)
Issuance of common stock in exchange for Class A
   (voting) common stock to officers on March 15,
   1995                                                 1,597,500          15,975        (15,975)
Issuance of common stock to investors in
   conjunction with issuance of $312,500, 12%
   notes on March 15, 1995                                177,500           1,775        298,225
Net loss                                                                                             (1,846,183)

                                                      ----------------------------------------------------------
Balances at June 30, 1995                               1,775,000     $    17,750    $   319,205    $(2,381,101)
                                                      ----------------------------------------------------------

                                                                     (Continued)

* Basis of contributed capital is the original cost of the asset, net of obligation related to such asset, at the date of transfer.

See accompanying notes.

                             SMARTSERV ONLINE, INC.
                        (A Development Stage Enterprise)

                 STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)

           FOR THE PERIOD AUGUST 20, 1993 (INCEPTION) TO JUNE 30, 1996

                                                                                                     DEFICIT
                                                                                                    ACCUMULATED
                                                              COMMON STOCK             ADDITIONAL     DURING
                                                    ---------------------------------   PAID-IN    DEVELOPMENT
                                                          SHARES       PAR VALUE        CAPITAL       STAGE
                                                    -----------------------------------------------------------
Balances at June 30, 1995                               1,775,000    $    17,750    $   319,205    $(2,381,101)

Issuance of common stock and warrants to
   investors at $4.00                                      57,500            575        229,425
Issuance of warrants in conjunction with the
   $1,200,000 of Bridge notes                                                            30,000
Cancellation of 395,535 shares previously issued to
   officers                                              (393,535)        (3,935)         3,935
Issuance of common stock at $5.00 per share and
   1,725,000 warrants at $0.10 per warrant, net of
   direct costs of the offering of $1,588,852           1,695,000         16,950      7,041,698
Issuance of 427,735 shares of common stock for
   redemption of the $612,500, 12% convertible,
   subordinated notes and accrued interest thereon        427,735          4,277        701,486
Issuance of common stock to a financing
   intermediary for arrangement of a standby
   revolving credit proposal                              116,550          1,165        231,935
Issuance of common stock to an investor in
   accordance with the terms of the $312,500, 12%
   notes                                                   16,750            168         33,332
Other issuances of warrants                                                               1,510
Issuance of employee stock options                                                      165,773
Net loss                                                                                            (2,966,287)
                                                    -----------------------------------------------------------
Balances at June 30, 1996                               3,695,000    $    36,950    $ 8,758,299    $(5,347,388)
                                                    ===========================================================

See accompanying notes.

                             SMARTSERV ONLINE, INC.
                        (A Development Stage Enterprise)

                            STATEMENTS OF CASH FLOWS

                                                                                    AUGUST 20, 1993 AUGUST 20, 1993
                                                              YEAR ENDED JUNE 30       (INCEPTION)    (INCEPTION)
                                                        ----------------------------   TO JUNE 30,    TO JUNE 30,
                                                             1996           1995           1994           1996
                                                        ---------------------------------------------------------
OPERATING ACTIVITIES
Net loss                                                $(2,966,287)   $(1,846,183)   $  (534,918)   $(5,347,388)
Adjustments to reconcile net loss to net cash used in
  operating activities:
      Depreciation and amortization                          41,285         23,647          9,281         74,213
      Write-off of software development costs                              181,956                       181,956
      Noncash charges for interest expense                   94,274           --           33,345        127,619
      Noncash debt origination costs                        477,089        300,000           --          777,089
      Compensation expense                                  165,773           --             --          165,773
      Consulting service                                    (10,002)       125,002           --          115,000
      Other changes that provided (used) cash
           Accounts receivable                              (57,990)          --             --          (57,990)
           Inventories                                       10,440         (4,564)        (5,876)          --
           Prepaid expenses                                 (23,641)        (1,461)        (7,208)       (32,310)
           Security deposits                                   --             --          (81,218)       (81,218)
           Accounts payable and accrued liabilities         178,136        121,482        183,233        482,851
           Accrued interest                                (106,595)       106,595           --             --
           Payroll taxes payable                            (73,282)        57,451         30,732         14,901
           Salaries payable                                  16,462         12,068         16,124         44,654
           Unearned revenue                                    --          (25,000)        25,000           --
                                                        ---------------------------------------------------------
Net cash used in operating activities                    (2,254,338)      (949,007)      (331,505)    (3,534,850)

INVESTING ACTIVITIES
Purchase of equipment                                      (190,973)       (43,116)       (99,023)      (333,112)
Software development costs                                     --             --         (181,956)      (181,956)
                                                        ---------------------------------------------------------
Net cash used in investing activities                      (190,973)       (43,116)      (280,979)      (515,068)

FINANCING ACTIVITIES
Proceeds from the issuance of common stock                8,705,000           --          600,010      9,305,010
Proceeds from the issuance of warrants                      202,510           --             --          202,510
Proceeds from issuance of debt                                 --           25,000        600,000        625,000
Repayment of debt                                          (612,500)          --             --         (612,500)
Proceeds from the issuance of notes                            --          337,500           --          337,500
Repayment of notes                                         (452,500)          --             --         (452,500)
Proceeds from the issuance of short-term notes              999,000           --             --          999,000
Repayment of short-term notes                            (1,200,000)          --             --       (1,200,000)
Due from officers, net                                      (38,497)        46,766         (8,269)          --
Capital contribution                                           --               (9)         3,609          3,600
Deferred costs                                             (108,000)          --             --         (108,000)
Costs of issuing common stock and warrants               (1,588,852)          --             --       (1,588,852)
                                                        ---------------------------------------------------------
Net cash provided by financing activities                 5,906,161        409,257      1,195,350      7,510,768

Increase (decrease) in cash and cash equivalents          3,460,850       (582,866)       582,866      3,460,850
Cash at beginning of period                                    --          582,866           --             --
                                                        ---------------------------------------------------------
Cash at end of period                                   $ 3,460,850    $      --      $   582,866    $ 3,460,850
                                                        =========================================================

See accompanying notes.

                             SMARTSERV ONLINE, INC.
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS



1. ORGANIZATION

SmartServ Online, Inc., formerly, Smart Phone Communications (Delaware), Inc. (the "Company"), a development stage company, commenced operations on August 20, 1993. The Company makes available online information and transactional services to subscribers through screen-based phones, personal computers, personal digital assistants, and interactive voice response systems. The Company also offers a range of services designed to meet the varied needs of clients of potential strategic partners, as well as potential direct subscribers, including: business credit information, investment newsletters, stock research reports, stock quotes, nationwide business and residential directory services, business and financial news, sports information, electronic bill payment, research and analysis reports, trading activity reports by insiders of corporations, online package tracking, electronic mail, and ordering flowers and gifts. The Company's software architecture and capabilities format information for a particular device and present the information in a user friendly manner. The Company is in the initial stages of developing a subscriber base.

On March 21, 1996, the Company completed an Initial Public Offering of 1,695,000 shares of $.01 par value common stock at $5.00 per share and 1,725,000 common stock purchase warrants at $.10 per warrant. The Company received $7,058,648 from the Offering, net of the costs of issuing these securities of $1,588,852. In connection with the Initial Public Offering, the Board of Directors voted to increase the aggregate number of shares that the Company is authorized to issue to 15,000,000.


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION
The financial statements are prepared in conformity with generally accepted accounting principles applicable to a development stage company. Certain amounts in the 1994 and 1995 financial statements have been reclassified to conform to the 1996 presentation.

The Company has completed development of its information platform and communications software and has recently exited the developmental stage; however, it has yet to generate significant revenues. The Company has incurred recurring operating losses and its operations have not produced a positive cash flow. Additionally, there is no assurance that the Company will generate future revenues or cash flow from operations.

The market for online information and transactional services is highly competitive and subject to rapid innovation and technological change, shifting consumer preferences and frequent new service introductions. The Company believes that potential new competitors, including large multimedia and information systems companies, are increasing their focus on transaction processing. Increased competition in the market for the Company's services could materially and adversely affect the Company's results of operations through price reductions and loss of potential market share. The Company's ability to compete in the future depends on its ability to maintain the technological and performance advantages of its current distribution platform and to introduce new applications that achieve market acceptance.

The Company's business plan focuses on the strategy of marketing its services in partnership with those companies that have an economic incentive to provide the Company's information platform to their customers. Through the use of this model, the consumer is a customer of both SmartServ and its Strategic Partner. The Company also believes that the sale of its information platform through the cooperative efforts of partners with more recognizable brand names than its own is important to its success.

The Company is marketing its services to the regional telephone operating companies, long distance carriers and telephone equipment manufacturers which have an incentive to increase the number of screen phones in service. The
Company believes its information platform to be a value-added service in connection with the sale of screen phones to the consumer market. The Company has a joint-marketing arrangement with Northern Telecom, Inc., the largest screen phone manufacturer in the United States.

The Company is also working with businesses, such as brokerage firms, that need to disseminate proprietary information more effectively to their existing client base. The Company's information platform and communications architecture allows the bundling of its partners' proprietary information with its own value-added information, and makes this package available to subscribers 24 hours per day, 365 days per year. The Company is currently working with Bear Stearns & Co., Inc. and Schroder Wertheim & Co. in an effort to provide proprietary account information to the customers of their correspondent relationships.

Management believes that the Company's primary source of revenues will be derived from consumers who purchase the services through its Strategic Partners. The Company has also commenced development of a direct subscriber base. The Company has a subscriber base of approximately 200 users which is projected to grow to approximately 14,000 users by June 30, 1997; however, there can be no assurance that the Company's product offering will be accepted in the marketplace.

In the event that the Company is unable to increase its subscriber base and meet its current revenue projections, management has estimated that it has sufficient cash resources to fund its operations for the next twelve months. The Company's plans for increasing cash resources in the event of limited acceptance of its product in the marketplace could include cost and expenditure reductions, additional funding through private or public offerings, and additional credit facility arrangements.

RECAPITALIZATION
In March 1995, the outstanding shares of Class A (voting) common stock, $.01 par value, of the Company were exchanged on a one-for-one thousand basis for 1,756,000 shares of common stock. The recapitalization, effected by the exchange, is reflected for all periods presented.


USE OF ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.


EARNINGS (LOSS) PER SHARE
Net loss per share is computed based on the weighted average number of common shares and common equivalents outstanding during the period using the treasury stock method. Shares from the assumed exercise of options and warrants granted by the Company have been included in the computations of loss per share for all periods, unless their inclusion would be antidilutive. However, for purposes of computing net loss per share, options and warrants granted by the Company during the 12 months preceding the Initial Public Offering date have been included in the calculation of common and common equivalent shares outstanding as if they were outstanding for all periods presented, using the treasury stock method and the Initial Public Offering price of $5.00 per share.


FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying amounts of the Company's financial instruments approximate fair value.


CASH AND CASH EQUIVALENTS
The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.


CONCENTRATION OF CREDIT RISK
Financial instruments, which potentially subject the Company to concentrations of credit risk, are cash and cash equivalents. The Company places its investments in highly rated commercial paper and financial institutions which are routinely monitored.


INVENTORIES
Inventories, consisting principally of telephony equipment and parts, are stated at the lower of cost or market. Cost is determined using the first-in, first out
(FIFO) method.


PROPERTY AND EQUIPMENT
Property and equipment are stated at cost. Depreciation is computed using the straight-line method over estimated useful lives of three to ten years.


SOFTWARE DEVELOPMENT COSTS
During 1996, the Company expensed software development costs in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to

Be Sold, Leased or Otherwise Marketed," due to the inability to demonstrate recoverability of such costs from the delayed commercialization of the Company's products and services. At June 30, 1995, the net realizable value of software development costs previously capitalized in accordance with Statement of Financial Accounting Standards No. 86 were written-off. The write down of such costs, amounting to $181,956, has been included within product development expenses in the June 30, 1995 and cumulative statements of operations.

The Company had received $103,500 during the year ended June 30, 1996 and $210,000 during the year ended June 30, 1995 from its Strategic Partners to assist the Company in developing computer software applications for use by both the Company and these Strategic Partners. The funds were offset against product development expenses incurred during the periods.


STOCK BASED COMPENSATION
The Company generally grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for these stock option grants in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" and, accordingly, where terms are fixed and determinable, recognizes no compensation expense.


3. DEBT

                                                                             JUNE 30
                                                                -------------------------------
                                                                     1996               1995
                                                                -------------------------------
Senior notes payable,  due June 30, 1995 with interest
     at 12% per annum; subject to a 16% default rate
     of interest; senior to all other debt; collateralized
     by all of the assets of the Company                        $        --    $       312,500
Note payable, due on demand with interest at 12% per annum               --            125,002
Note payable due on the earlier of the closing of the initial
     public offering or June 23, 1996 with interest at 12%               --             25,000
                                                                -------------------------------
                                                                $        --    $       462,502
                                                                ===============================

In conjunction with the Company's Initial Public Offering, the Company repaid the senior notes, due June 30, 1995, and the note payable due June 23, 1996. The 12% demand note was repaid in accordance with a stipulation of settlement resulting in the payment of $115,000.

At June 30, 1995, long-term debt consisted of 12% convertible, subordinated notes in the amount of $1,225,000, due December 31, 1999. These notes were convertible into shares of common stock in accordance with the terms of the redemption and loan agreement. In connection with the Initial Public Offering, the Company repaid one-half of the outstanding principal ($612,500) and accrued interest thereon ($93,263), and converted the remaining portion of the debt and the accrued interest into 427,735 shares of common stock at a conversion rate of $1.65 per share of common stock.

In a private placement commencing in September 1995, the Company issued secured promissory notes and common stock purchase warrants to investors in exchange for $1,000,000 of interim financing. The notes were repaid with the proceeds of the Initial Public Offering along with interest at the rate of 2% per thirty (30) day month. The warrants provide for the purchase of 200,000 common shares at an exercise price of $4.00 per share, subject to the same terms and conditions as the common stock purchase warrants issued in conjunction with the Initial Public Offering.

On January 31, 1996, the Company entered into an agreement to borrow $200,000 at an interest rate of 10%. Principal and accrued interest were repaid with the proceeds of the Initial Public Offering. In conjunction with this note, the Company agreed to issue warrants for the purchase of 100,000 common shares on March 21, 1996. These warrants are exercisable at $4.00 per share for a five year period commencing March 21, 1996.

All costs incurred in conjunction with the issuance of these notes have been charged to debt origination costs in the statement of operations for the year ended June 30, 1996.

Interest expense paid during the year ended June 30, 1996 was $327,600. The Company did not pay any interest during the year ended June 30, 1995 or the period August 20, 1993 (inception) through June 30, 1994.


4. EQUITY TRANSACTIONS

On January 1, 1995, an investor converted its equity investment of 881,000 Class A (voting) shares of common stock, $.01 par value, into convertible, subordinated notes payable in the amount of $1,200,000, due on December 31,
1999, bearing interest at a rate of 12% per annum. Subsequent to such conversion, the investor loaned the Company an additional $25,000. The convertible, subordinated notes were converted to common stock in accordance with the redemption and loan agreement on March 21, 1996.

In March 1995, the Company canceled all issued and outstanding shares of Class A (voting), $.01 par value common stock. In exchange, the Company issued 1,597,500 shares of common stock with a par value of $.01 per share on a one-for-one thousand basis.

In conjunction with financing provided by an investor ($312,500, 12% senior notes), the Company issued to such investor, 177,500 shares of common stock, representing a 10% interest in the Company at June 30, 1995. The Company recognized debt origination costs in the amount of $300,000 in relation to this transaction. The investor has received 16,750 additional shares of common stock, in accordance with the terms and conditions of the loan agreement, as a result of the issuance of additional shares of common stock to other investors.

In conjunction with an August 1995 stock subscription in the amount of $230,000, the Company issued 57,500 shares of common stock and 67,500 common stock purchase warrants to a group of outside investors. The warrants provide for the purchase of common stock at $4.00 per share at any time during the five year period ending March 20, 2001. These warrants can not be redeemed by the Company without the prior written consent of the Holders.

On March 21, 1996, the Company completed an Initial Public Offering of 1,695,000 shares of common stock at $5.00 per share and 1,725,000 redeemable common stock purchase warrants for $0.10 per warrant. Each warrant entitles the registered holder thereof to purchase one share of common stock at an exercise price of $4.00 per share, subject to adjustments in certain events, at any time during the period commencing March 21, 1997, and expiring on March 20, 2001. The warrants are subject to redemption by the Company at $0.10 per warrant at any time commencing March 21, 1997, on not less than 30 days' prior notice to the holders of the warrants, provided the average closing bid quotation of the common stock as reported on The NASDAQ Stock Market or a national securities exchange, if traded thereon, has been at least 187.5% of the current exercise price of the warrants (initially $7.50 per share), for 20 consecutive trading days ending on the third day prior to the date on which the Company gives notice of the redemption.

Also in connection with the Initial Public Offering, the Company sold warrants to the Underwriter ("Underwriter's Warrants") for $10.00 for the purchase of 150,000 shares of common stock and 150,000 common stock purchase warrants. Commencing March 21, 1997, the Underwriter may exercise the Underwriter's warrants to purchase the common stock at $8.25 per share and the warrants at $.165 per warrant. The warrants provide for the purchase of common stock at $6.60 per share. The Underwriter's Warrants expire on March 20, 2001.

On June 30, 1996, the Company has warrants outstanding to purchase 2,262,500 shares of its common stock at prices ranging from $4.00 to $12.00 per share, expiring in fiscal years 2001 and 2002.


5. INCOME TAXES

At June 30, 1996, the Company has recorded deferred tax assets resulting from capitalized start-up costs and debt origination costs that were deferred for income tax purposes, as well as from federal and state net operating tax loss carryforwards, aggregating $2,125,000. In accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," the Company has established a valuation allowance to fully reserve the future income tax benefit of these deferred tax assets due to uncertainty about their future realization. The valuation allowance increased to $2,125,000 from $806,000 at June 30, 1995.

At June 30, 1996, the Company has net operating loss carryforwards for Federal income tax purposes of approximately $5,060,000 which expire in the years 2009 through 2011. As a result of the public issuance of stock by the Company on March 21, 1996, and the resultant change in ownership pursuant to Internal Revenue Code Section 382, the utilization of net operating losses incurred to this date of approximately $4,255,000 will be limited to an annual deductible amount of approximately $425,000.

6. OPERATING LEASES

On February 6, 1996, the Company entered into a lease modification agreement for additional space at its Stamford, Connecticut headquarters. The lease includes escalation clauses for items such as real estate taxes, building operation and maintenance expenses, and electricity usage. Rent expense amounted to approximately $111,000 and $110,000 for the years ended June 30, 1996 and 1995, respectively, and $37,000 for the period August 20, 1993 (inception) to June 30, 1994.

Minimum future rental payments at June 30, 1996 are as follows:

      FISCAL YEAR ENDING JUNE 30
                1997                       $      147,500
                1998                              174,000
                1999                              179,700
                2000                              186,000
                2001                              192,500
          Thereafter                              267,900
                                           --------------
                                           $    1,147,600
                                           ==============



7. COMMITMENTS

On August 21, 1995, the Company entered into an agreement with Strategica, Inc., a financial intermediary, for the arrangement of a $2,500,000 secured revolving credit facility. As compensation for this proposed credit facility ("Proposal"), the Company issued 116,550 shares of common stock to Strategica which had been valued at $233,100, and previously recorded in the balance sheet as deferred financing costs. Additionally, the Proposal contemplated that the Company would enter into a consulting agreement, whereby Strategica would provide consulting services with regard to operational, management and strategic issues. As consideration for these ongoing services, the Company would pay $72,000 per annum over the four year term of the agreement. The Company subsequently received a commitment letter which differed significantly from the original Proposal, which management believed to be unacceptable. Negotiations between management and Strategica to resolve this matter in a mutually satisfactory manner have been unsuccessful and are currently unlikely to continue. Accordingly, all costs incurred in connection with the acquisition and implementation of this revolving credit facility have been charged to operations during the year ended June 30, 1996.


8. EMPLOYEE STOCK OPTION PLAN

In April 1996, the Board of Directors approved the establishment of an Employee Stock Option Plan authorizing stock option grants to directors, key employees, and consultants of the Company. The options are intended to qualify as incentive stock options within the meaning of

Section 422 of the Internal Revenue Code of 1986, as amended, or as nonqualified stock options. The Plan provides for the exercise of such options at not less than the fair value of the stock on the date of grant. The options are generally exercisable after one year from date of grant and expire no later than April 15, 2006. Pursuant to the terms of the Plan, each nonemployee director of the Company will receive an initial grant to purchase 5,000 shares of common stock when such Plan is approved by the stockholders of the Company. In addition, each nonemployee director will receive an option to purchase 5,000 shares of common stock immediately following each annual meeting at which directors are elected. An aggregate of 400,000 shares of common stock has been reserved for issuance under the Plan which is administered by a committee designated by the Board of Directors of the Company. The institution of the Employee Stock Option Plan is contingent upon the approval of the Plan by the stockholders.

In April 1996, the Board approved the grant of stock options to employees and officers of the Company for the purchase of 311,550 shares of common stock at prices ranging from $6.44 to $7.08 per share. The Company recorded a non-cash charge of $165,773 reflecting the compensatory nature of such issuance in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees." The Plan had not been approved by the Company's stockholders and therefore, measurement of compensation varies with the changes in market value of the underlying stock.


9. SUPPLEMENTAL EARNINGS PER SHARE DATA

Supplemental net loss per share of common stock for the year ended June 30, 1996 was $(.70). Supplemental net loss per share of common stock is computed using the if-converted method based on the weighted average number of shares of common stock and common stock equivalent shares as defined previously, and the assumed conversion of $612,500 of convertible subordinated notes and accrued interest thereon that were converted into common stock upon the closing of the Initial Public Offering. Net loss per share used in the supplemental earnings per share calculation was decreased for interest expense on the convertible subordinated notes assumed converted, as well as interest and other costs associated with the origination of debt obligations during the year ended June 30, 1996.

ITEM 8.   CHANGES IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON ACCOUNTING AND
- -------   FINANCIAL DISCLOSURE

None.


                                    PART III

ITEM 9.   DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND CONTROL  PERSONS;
- -------   COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The information called for by this Item is set forth under the caption "Directors and Executive Officers of the Company" in the Proxy Statement for the Annual Meeting of Stockholders to be held on October 31, 1996, and is incorporated herein by reference.


ITEM 10.  EXECUTIVE COMPENSATION
- -------

The information called for by this Item is set forth under the caption "Executive Compensation" in the Proxy Statement for the Annual Meeting of Stockholders to be held on October 31, 1996, and is incorporated herein by reference.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information called for by this Item is set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement for the Annual Meeting of Stockholders to be held on October 31, 1996, and is incorporated herein by reference.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
- -------

The information called for by this Item is set forth under the caption "Certain Relationships and Related Transactions" in the Proxy Statement for the Annual Meeting of Stockholders to be held on October 31, 1996, and is incorporated herein by reference.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K
- --------

(A)         INDEX TO EXHIBITS

Exhibit                 Description
- -------                 -----------

3.1               Amended  and  Restated  Certificate  of  Incorporation  of the
                  Company**
3.2               By-laws of the Company, as amended**
4.1               Specimen Certificate of the Company's Common Stock**
4.2               Form of Underwriter's Warrant**
4.3               Form of Warrant Agent Agreement**
4.4               Form of Redeemable Warrant**
4.5 Form of Warrant Agreement used by the Company for warrants issued to John E. Herzog, Emanuel E. Geduld, Andrew DaPonte and Anchung Sammy Chung and Fong-Chi Alison Tsao**
4.6 Warrant dated February 1, 1994 issued by the Company to Tri Cap International**
10.1 Program Agreement dated as of June 1994 between the Company and PC Gifts, Inc.**
10.2 Information Distribution License Agreement dated as of July 18, 1994 between the Company and S&P ComStock, Inc.**
10.3 New York Stock Exchange, Inc. Agreement for Receipt and Use of Market Data dated as of August 11, 1994 between the Company and the New York Stock Exchange, Inc.**
10.4 The Nasdaq Stock Market, Inc. Vendor Agreement for Level 1 Service and Last Sale Service dated as of September 12, 1994 between the Company and The Nasdaq Stock Exchange, Inc. ("Nasdaq")**
10.5 Amendment to Vendor Agreement for Level 1 Service and Last Sale Service dated as of October 11, 1994 between the Company and Nasdaq**
10.6 Non-Exclusive Agency Agreement dated as of November 1, 1994 between the Company and Dun & Bradstreet, Inc.**
10.7 License Agreement dated as of November 3, 1994 between the Company and Checkfree Corporation**
10.8 Telecommunications Services Agreement dated as of November 15, 1994 between the Company and eunetcom Inc.**
10.9 Services Agreement dated as of February 1, 1995, between the Company and Federal Express Corporation**
10.10 Information Provider Agreement dated as of March 13, 1995 between the Company and The Argus Group, Inc.**
10.11 Metromail National Directory Assistance Reseller Agreement For Electronic Services Providers dated as of March 13, 1995 between the Company and Metromail Corporation**
10.12 Agreement dated as of March 27, 1995 between the Company and Standard & Poor's, a division of McGraw-Hill**
10.13 Information Provider Agreement dated as of August 8, 1995 between the Company and Global Financial Traders, Ltd. **
10.14 Reuters NewMedia, Inc. On-Line Services Agreement dated as of November 13, 1995 between the Company and Reuters NewMedia, Inc.**
10.15 Lease Agreement dated as of March 4, 1994, between the Company and One Station Place, L.P. regarding the Company's Stamford, Connecticut, offices**

10.16             Lease Modification and Extension Agreement,  dated February 6,
                  1996,   between  the  Company  and  One  Station  Place,  L.P.
                  regarding the Company's Stamford, Connecticut, offices *
10.17             Employment  Agreement  (the "Cassetta  Employment  Agreement")
                  dated  of  January  31,  1994 by and  among  the  Company  and
                  Sebastian E. Cassetta**
10.18             Amendment No. 1 to the Cassetta Employment  Agreement dated as of June 30,  1994 by and among the Company  and  Sebastian  E.
                  Cassetta**
10.19             Employment  Agreement (the "Francesco  Employment  Agreement")
                  dated as of  January  31,  1994 by and among the  Company  and
                  Steven T. Francesco**
10.20             Amendment No. 1 to the Francesco  Employment  Agreement  dated
                  June  30,  1994  by  and  among  the  Company  and  Steven  T.
                  Francesco**
10.21             Form of Registration  Rights Agreement between the Company and a Holder**
10.22             Form of  Consulting  Agreement  between  the  Company  and the
                  Underwriter**
10.23             Agreement dated as of January 31, 1996 between the Company and
                  Henry Snow**
10.24             Information  Provider  Agreement  dated August 9, 1995 between the Company and Global Financial Traders, Ltd.**
10.25             Letter of Intent  dated  December 15, 1995 between the Company and Bear, Stearns & Co., Inc.**
10.26             Letter Agreement dated January 26, 1996 between  Ameritech and the Company**
10.27             Memorandum  of  Understanding  dated  February 7, 1996 between
                  Northern Telecom Inc. and the Company**
10.28             OEM Source  License  Agreement  dated January 29, 1996 between the Company and Spyglass, Inc.**
10.29             Subscriber  Agreement  dated  February  16,  1996  between the
                  Company and the Cunningham Group Inc. dba Lotter USA.com**
10.30             Memorandum of Understanding,  dated June 26, 1996, between the
                  Company and CIDCO Incorporated *
11.1              Statement Regarding Computation of Per Share Earnings*
27                Financial Data Schedule *

- --------------------------------------
*         Filed herewith

** Filed as an exhibit to the Company's registration statement on Form SB-2 (Registration No. 333- 114)


(B)       REPORTS OF FORM 8-K

          None.

                                   SIGNATURES



In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              SMARTSERV ONLINE, INC.
                                               Registrant

                                              By: /S/ SEBASTIAN E. CASSETTA
                                                 -----------------------------
                                                   Sebastian E. Cassetta
                                                   Chairman of the Board
                                                   Chief Executive Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in their capacities and on the dates indicated.

        SIGNATURE                          TITLE                    DATE

/S/ SEBASTIAN E. CASSETTA        Chairman of the Board,       September 23, 1996
- -----------------------------    Chief Executive Officer,
    Sebastian E. Cassetta        Secretary and Director

/S/ STEVEN T. FRANCESCO          President, Chief Operating   September 23, 1996
- -----------------------------    Officer and Director
     Steven T. Francesco

/S/ THOMAS W. HALLER             Vice President, Treasurer    September 23, 1996
- -----------------------------    and Chief Financial
     Thomas W. Haller            Officer

/S/ SIMON A. HERSHON, PH.D       Director                     September 23, 1996
- -----------------------------
     Simon A. Hershon, Ph.D

/S/ BERNARD BAUM                 Director                     September 23, 1996
- -----------------------------
     Bernard Baum

/S/ BETH BRONNER                 Director                     September 25, 1996
- -----------------------------
     Beth Bronner

/S/ CATHERINE CASSEL TALMADGE    Director                     September 27, 1996
- -----------------------------
     Catherine Cassel Talmadge

/S/ HIRO R. HIRANANDANI          Director                     September 25, 1996
- -----------------------------
     Hiro R. Hiranandani