Form 10QSB
period 1996-09-30
SMARTSERV ONLINE INC
filed 1996-11-14
CIK 1005698

FORM 10-QSB

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended SEPTEMBER 30, 1996

                         Commission file number 0-28008



                             SmartServ Online, Inc.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Delaware                                      13-3750708
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

          Metro Center, One Station Place, Stamford, Connecticut 06902
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip code)


                                 (203) 353-5950
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.           Yes [X]     No [_]

Transitional Small Business Disclosure Format (check one)
                              Yes [_]     No [X]


The number of shares of common stock, $.01 par value, outstanding as of November 12, 1996 was 3,695,000.

                             SMARTSERV ONLINE, INC.

                                   FORM 10-QSB

                                      INDEX





PART 1.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Balance Sheets - June 30, 1996 and September 30, 1996 (unaudited)...2

           Statements of Operations - three months ended September 30, 1996 and 1995 (unaudited)................................................3

           Statement of Changes in Stockholders' Equity - three months ended September 30, 1996 (unaudited)................................4

           Statements of Cash Flows - three months ended September 30, 1996 and 1995 (unaudited)................................................5

           Notes to Unaudited Financial Statements.............................6

Item 2.    Management's Discussion and Analysis or Plan of Operation...........9


PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings..................................................12

Item 6.    Exhibits and Reports on Form 8-K...................................12

           Signatures.........................................................13

                             SMARTSERV ONLINE, INC.

                                 BALANCE SHEETS

                                                                SEPTEMBER 30,     JUNE 30,
                                                                     1996           1996
                                                                 -----------    -----------
                                                                 (Unaudited)
ASSETS

Current assets
    Cash and cash equivalents                                    $ 2,379,976    $ 3,460,850
    Accounts receivable                                               59,032         57,990
    Accrued interest receivable                                       26,381           --
    Prepaid expenses                                                 100,510         68,310
                                                                 -----------    -----------
Total current assets                                               2,565,899      3,587,150
                                                                 -----------    -----------

Property and equipment                                               341,171        258,899
                                                                 -----------    -----------

Other assets
    Deferred charges                                                  54,000         63,000
    Security deposit                                                  81,218         81,218
                                                                 -----------    -----------
                                                                     135,218        144,218
                                                                 -----------    -----------

Total Assets                                                     $ 3,042,288    $ 3,990,267
                                                                 ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Accounts payable and accrued expenses                        $   376,572    $   482,851
    Payroll taxes payable                                             17,103         14,901
    Salaries payable                                                  32,851         44,654
                                                                 -----------    -----------
Total current liabilities                                            426,526        542,406
                                                                 -----------    -----------

STOCKHOLDERS' EQUITY
Common stock - $.01 par value
    Authorized - 15,000,000 shares
    Issued and outstanding - 3,695,000 shares at June 30, 1996
           and September 30, 1996                                     36,950         36,950
Additional paid-in capital                                         8,722,037      8,758,299
Accumulated deficit                                               (6,143,225)    (5,347,388)
                                                                 -----------    -----------
Total stockholders' equity                                         2,615,762      3,447,861
                                                                 -----------    -----------

Total Liabilities and Stockholders' Equity                       $ 3,042,288    $ 3,990,267
                                                                 ===========    ===========

See accompanying notes.

                             SMARTSERV ONLINE, INC.

                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)



                                                THREE MONTHS
                                              ENDED SEPTEMBER 30,

                                              1996           1995
                                          -----------    -----------
Revenues:
    Online service revenues               $    13,852    $      --

Costs and expenses:
    Costs of revenues                         359,951           --
    Product development expenses                 --          172,547
    Selling, general and administrative
         expenses                             487,064        168,657
                                          -----------    -----------
    Total costs and expenses                  847,015        341,204
                                          -----------    -----------

Loss from operations                         (833,163)      (341,204)
                                          -----------    -----------

Other income (expense):
    Interest income                            40,339           --
    Interest expense                           (3,013)       (51,935)
                                          -----------    -----------
                                               37,326        (51,935)
                                          -----------    -----------

Net loss                                  $  (795,837)   $  (393,139)
                                          ===========    ===========

Net loss per share (Note 2)               $     (0.22)   $     (0.20)
                                          ===========    ===========

Weighted average shares outstanding
    (Note 2)                                3,695,000      1,926,650
                                          ===========    ===========

See accompanying notes.

                             SMARTSERV ONLINE, INC.

                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                      THREE MONTHS ENDED SEPTEMBER 30, 1996
                                   (UNAUDITED)



                                                        ADDITIONAL
                                   COMMON STOCK           PAID-IN      ACCUMULATED
                               SHARES       PAR VALUE     CAPITAL        DEFICIT        TOTAL
                            ---------------------------------------------------------------------
Balance at June 30, 1996    $ 3,695,000   $    36,950   $ 8,758,299    $(5,347,388)   $ 3,447,861

Change in market value of
employee options                   --            --         (36,262)          --          (36,262)

Net loss for the period            --            --            --         (795,837)      (795,837)
                            -----------   -----------   -----------    -----------    -----------

Balance at September 30,
1996                        $ 3,695,000   $    36,950   $ 8,722,037    $(6,143,225)   $ 2,615,762
                            ===========   ===========   ===========    ===========    ===========

See accompanying notes.

                             SMARTSERV ONLINE, INC.

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                 THREE MONTHS
                                                               ENDED SEPTEMBER 30
                                                           --------------------------
                                                               1996           1995
                                                           -----------    -----------
OPERATING ACTIVITIES
Net loss                                                   $  (795,837)   $  (393,139)
Adjustments to reconcile net loss to net cash used
      in operating activities:
           Depreciation and amortization                        16,901          2,621
           Changes in market value of employee options         (36,262)          --
           Amortization of deferred charges                      9,000           --
           Other changes that provided (used) cash
                Accounts receivable                             (1,042)          --
                Accrued interest receivable                    (26,381)          --
                Inventories                                       --           (1,976)
                Prepaid expenses                               (32,200)         3,428
                Accounts payable and accrued liabilities      (106,279)       (20,307)
                Accrued interest                                  --           51,935
                Payroll taxes payable                            2,202         27,691
                Salaries payable                               (11,803)       (15,154)
                                                           -----------    -----------
      Net cash used in operating activities                   (981,701)      (344,901)
                                                           -----------    -----------

INVESTING ACTIVITIES
Purchase of equipment                                          (99,173)       (12,874)
Software development costs                                        --           (3,076)
                                                           -----------    -----------
      Net cash used in investing activities                    (99,173)       (15,950)
                                                           -----------    -----------

FINANCING ACTIVITIES
Bank overdrafts                                                   --          117,548
Due from officers, net                                            --           13,303
Common stock subscribed                                           --          230,000
                                                           -----------    -----------
      Net cash provided by financing activities                   --          360,851
                                                           -----------    -----------

Decrease in cash and cash equivalents                       (1,080,874)          --
Cash and cash equivalents - beginning of period              3,460,850           --
                                                           -----------    -----------


Cash and cash equivalents - end of period                  $ 2,379,976    $      --
                                                           ===========    ===========

See accompanying notes.

                             SMARTSERV ONLINE, INC.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1996



1. ORGANIZATION

SmartServ Online,  Inc., formerly Smart Phone  Communications  (Delaware),  Inc.
(the "Company"), commenced operations on August 20, 1993. The Company makes available online information and transactional services to subscribers through screen-based telephones, personal computers, personal digital assistants, alpha-numeric pagers, and interactive voice response systems. The Company also offers a range of services designed to meet the varied needs of clients of potential strategic partners, as well as potential direct subscribers, including: business credit information, investment newsletters, stock research reports, stock quotes, nationwide business and residential directory services, business and financial news, sports information, electronic bill payment, research and analysis reports, trading activity reports by insiders of corporations, online package tracking, electronic mail, and ordering flowers and gifts. The Company's software architecture and capabilities format information for a particular device and present the information in a user friendly manner. The Company is in the initial stages of developing a subscriber base.


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION
---------------------
The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions of Form 10-QSB and Rule 310 of Regulation SB and, therefore, do not include all information and notes necessary for a presentation of results of operations, financial position and cash flows in conformity with generally accepted accounting principles. The balance sheet at June 30, 1996 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended June 30, 1996. In the opinion of the Company, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been made. Results of operations for the three months ended September 30, 1996 are not necessarily indicative of those expected for the year ending June 30, 1997.

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

Management believes that the Company's primary source of revenues will be derived from consumers who purchase the services through its Strategic Partners. The Company has also commenced development of a direct subscriber base. At November 8, 1996, the Company has a subscriber base of approximately 500 users which is projected to grow to approximately 14,000 users by June 30, 1997;
however, there can be no assurance that the Company's product offering will be accepted in the marketplace.

STOCK BASED COMPENSATION
------------------------
The Company grants stock options for the purchase of a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for these stock option grants in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" and, accordingly, where terms are fixed and determinable, recognizes no compensation expense.

EARNINGS (LOSS) PER SHARE
-------------------------
On March 21, 1996, the Company completed an Initial Public Offering of 1,695,000 shares of $.01 par value common stock at $5.00 per share and 1,725,000 common stock purchase warrants at $.10 per warrant. The Company received $7,058,648 from the Offering, net of the costs of issuing these securities of $1,588,852. In connection with the Initial Public Offering, the Board of Directors voted to increase the aggregate number of shares that the Company is authorized to issue to 15,000,000.

Net loss per share is computed based on the weighted average number of common shares and common equivalents outstanding during the period using the treasury stock method. Shares from the assumed exercise of options and warrants granted by the Company have been included in the computations of loss per share for all periods, unless their inclusion would be antidilutive. However, for purposes of computing net loss per share, options and warrants granted by the Company during the 12 months preceding the Initial Public Offering date have been included in the calculation of common and common equivalent shares outstanding as if they were outstanding for all periods prior to the Initial Public Offering, using the treasury stock method and the Initial Public Offering price of $5.00 per share.


3. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:


                                          SEPTEMBER 30,   JUNE 30,
                                                1996         1996
                                             ---------    ---------
Data processing equipment                    $ 352,927    $ 280,814
Office furniture and equipment                  38,944       37,051
Display equipment                                9,635        9,635
Leasehold improvements                          25,167         --
                                             ---------    ---------

                                               426,673      327,500

Accumulated depreciation                       (85,502)     (68,601)
                                             ---------    ---------
                                             $ 341,171    $ 258,899
                                             =========    =========

4. COMMITMENTS

On August 21, 1995, the Company entered into an agreement with Strategica, Inc., a financial intermediary, for the arrangement of a $2,500,000 secured revolving credit facility. As compensation for this proposed credit facility ("Proposal"), the Company issued 116,550 shares of common stock to Strategica. Additionally, the Proposal contemplated that the Company would enter into a consulting agreement, whereby Strategica would provide consulting services with regard to operational, management and strategic issues. As consideration for these ongoing services, the Company would pay $72,000 per annum over the four year term of the agreement. The Company subsequently received a commitment letter which differed significantly from the original Proposal, which management believed to be unacceptable. Negotiations between management and Strategica to resolve this matter in a mutually satisfactory manner have been unsuccessful. See Part II,
Item 1 for a discussion of the Company's complaint against Strategica.


5. EMPLOYEE STOCK OPTION PLAN

In April 1996, the Board of Directors approved the establishment of an Employee Stock Option Plan ("Plan") authorizing stock option grants to directors, key employees and consultants of the Company. The exercise of options granted under the Plan was contingent upon the approval of the Plan by the Company's stockholders which was obtained at the Annual Meeting of Stockholders on November 4, 1996. The options are intended to qualify as incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, or as nonqualified stock options. The Plan provides for the exercise of such options at not less than the fair value of the stock on the date of grant. The options are generally exercisable after one year from date of grant and no options may be granted after April 15, 2006. Pursuant to the terms of the Plan, each nonemployee director of the Company received an initial grant to purchase 5,000 shares of common stock and will receive an additional option to purchase 5,000 shares of common stock immediately following each annual meeting at which directors are elected. An aggregate of 400,000 shares of common stock has been reserved for issuance under the Plan which is administered by a committee designated by the Board of Directors of the Company.

Also in April 1996, the Board approved, subject to the approval of the Plan by the Company's stockholders, the grant of stock options to employees and officers of the Company for the purchase of 311,550 shares of common stock at prices ranging from $6.44 to $7.08 per share. In the financial statements for the year ended June 30, 1996, the Company recorded a non-cash charge of $165,773 reflecting the compensatory nature of such issuance in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees." On July 16, 1996, the Compensation Committee of the Board of Directors approved the cancellation of these options and the issuance of a like number and type of options for the purchase of common stock at $5.06 per share ($5.56 per share for employees who own more than 10% of the Company's common stock), representing the fair value of the Company's common stock on that date. On September 30, 1996, the Compensation Committee of the Board of Directors approved the issuance of options to employees and officers of the Company for the purchase of 65,425 shares of common stock at $5.56 per share, the fair market value of the Company's common stock at that date. Included in the results of operations for the three months ended September 30, 1996, is a non-cash credit in the amount of $36,262, representing an adjustment to compensation expense for changes in the market value of the underlying stock.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


PLAN OF OPERATION

The Company provides online information and transactional services through screen-based telephones, personal computers, personal digital assistants, alpha-numeric pagers, and interactive voice response systems to clients of potential Strategic Partners, as well as to prospective direct subscribers. The Company has recently emerged from the development stage with the completion of the SmartServ information platform and communications software. The Company's product offering is available to meet the needs of subscribers and the Company is in the initial stages of implementing its marketing strategies.

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

The Company is also working with businesses which desire to provide new services, such as those provided by the Company, to an existing base of clients. Examples include brokerage firms, such as Bear Stearns & Co., Inc. and Schroeder Wertheim & Co., and other disseminators of financial information, whose clients can benefit from the efficiency, convenience and timeliness of the services provided by the Company. The Company will co-brand with its Strategic Partners or offer its services under its Strategic Partners' name. By providing this branding flexibility, the Company has been able to expand the number of businesses interested in forming relationships with it, and has the ability to market its services under far more recognizable brand names than its own.

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

Management anticipates that staffing requirements associated with the implementation of its plan of operation will result in the addition of a minimum of 6 to 8 personnel during the fiscal year ending June 30, 1997. Such personnel will be added to assist with the programming requirements of Strategic Partners' product offerings and for customer support.


RESULTS OF OPERATIONS

During  the  year  ended  June 30,  1996,  the  Company  was in the  process  of completing its information platform and communications software and, accordingly, did not generate any significant revenues from operations. In September 1996, the Company commenced a national advertising campaign in an effort to increase the number of direct subscribers to the SmartServ information platform. As of November 8, 1996, the Company has approximately 500 users online.

QUARTER ENDED SEPTEMBER 30, 1996 VS. QUARTER ENDED SEPTEMBER 30, 1995

During  the  quarter   ended   September   1996,   the  Company   commenced  the
implementation of its marketing plan and earned revenues of $13,852 from the sale of its information services.

Also during the quarter ended September 30, 1996, the Company incurred selling, general and administrative expenses of $487,064, primarily for salaries, facilities, marketing costs and professional fees. Selling, general and administrative costs increased by $318,407 over the corresponding period of the prior year as a result of the Company's efforts to build an infrastructure capable of supporting its operations and the marketing and sale of its information product offering. The necessary funds to support these efforts were provided by the Company's Initial Public Offering of securities in March 1996.

With the Company's recent departure from the development stage, it incurred costs of revenues of $359,951, consisting primarily of salaries, systems' consultants, and information and communication costs. During the corresponding period of the prior year, the Company incurred product development expenses of $172,547 consisting primarily of salaries. Such costs were incurred in connection with the development of the Company's information platform and communications delivery system.

Interest income for the period ended September 30, 1996 amounted to $40,339. Such amounts were earned primarily from the Company's investments in highly liquid commercial paper. Interest expense for the period ended September 30, 1996 was incurred in connection with an insurance financing arrangement and amounted to $3,013. Interest expense for the period ended September 30, 1995, incurred in connection with the senior and subordinated notes outstanding during the period, was $51,935.


CAPITAL RESOURCES AND LIQUIDITY

The Company estimates that it has sufficient cash resources to fund its operations through June 30, 1997. The Company anticipates that approximately $1,080,000 will be used to support costs for additional programming and supervisory personnel necessary to integrate the Company's software with the information systems of its Strategic Partners, and for marketing support personnel necessary to fulfill subscriber needs and inquiries. It is also anticipated that hardware and software purchases of approximately $100,000 will be required during the year ending June 30, 1997. The Company expects to augment its capital formation through the realization of revenues from the sale of its information and transactional services; however, there can be no assurance that the Company's product offering will be accepted in the marketplace.

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

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS
----------------------------------------------

From time to time, information provided by the Company, statements made by its employees or information included in its filings with the Securities and Exchange Commission (including this Form 10-QSB) may contain statements which are not historical facts, so-called "forward looking statements". These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual future results may differ significantly from those stated in any forward-looking statements. Forward-looking statements involve a number of risks and uncertainties, including, but not limited to, product demand, pricing, market acceptance, litigation, intellectual property rights, risks in product and technology development, product competition, limited number of customers, key personnel, and other risk factors detailed in this Quarterly Report on Form 10-QSB and in the Company's other Securities and Exchange Commission filings.

PART 2.    OTHER INFORMATION


                             SMARTSERV ONLINE, INC.



ITEM 1.    LEGAL PROCEEDINGS

There are no pending material legal proceedings to which the Company or any of its properties is a defendant.

In August 1996, the Company commenced an action in the Supreme Court of the State of New York, New York County, against Strategica Inc. and its affiliated entities ("Strategica"). The complaint arose out of the proposal entered into in August 1995 by the Company and Strategica (the "Proposal") whereby Strategica agreed to act as the Company's agent for the arrangement of a secured revolving credit facility in the amount of $2,500,000. Additionally, the Company agreed to retain Strategica as a financial consultant to the Company. The Proposal was subject to the delivery and execution of definitive documentation. In January 1996, Strategica forwarded to the Company a proposed commitment letter which was unacceptable to the Company. The complaint alleges breach of the Proposal, breach of the implied covenants of good faith and fair dealing, and fraud. The complaint seeks damages of not less than $2,500,000, punitive damages and the rescission of the Proposal and of the issuance by the Company of 116,550 shares of its Common Stock to Strategica thereunder.


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8 - K

(a)        The following exhibits are included herein:

                  Exhibit 11 - Statement re: computation of earnings per share

                  Exhibit 27 - Financial Data Schedule

(b) The Company did not file any reports on Form 8-K during the three months ended September 30, 1996.

                             SMARTSERV ONLINE, INC.


                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             SmartServ Online, Inc.
                              (Registrant)

                              By:


Date:  NOVEMBER 13, 1996      /S/ SEBASTIAN E. CASSETTA
       -----------------      ---------------------------------
                              Sebastian E. Cassetta
                              Chairman of the Board, Chief Executive Officer




Date:  NOVEMBER 13, 1996      /S/ THOMAS W. HALLER
       -----------------      --------------------
                              Thomas W. Haller
                              Chief Financial Officer, Treasurer