Form 10QSB
period 1996-12-31
SMARTSERV ONLINE INC
filed 1997-02-14
CIK 1005698

================================================================================

                                   FORM 10-QSB

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1996

                         COMMISSION FILE NUMBER 0-28008


                             SMARTSERV ONLINE, INC.
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


THE NUMBER OF SHARES OF COMMON STOCK, $.01 PAR VALUE, OUTSTANDING AS OF FEBRUARY 10, 1996 WAS 3,695,000.


================================================================================

                             SMARTSERV ONLINE, INC.

                                   FORM 10-QSB

                                      INDEX





PART 1.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Balance Sheets - June 30, 1996 and December 31, 1996
          (unaudited).........................................................2

          Statements of Operations - three months ended December 31,
          1996 and 1995 and six months ended December 31, 1996 and
          1995 (unaudited)....................................................3

          Statement of Changes in Stockholders' Equity - six months
          ended December 31, 1996 (unaudited).................................4

          Statements of Cash Flows - three months ended December 31,
          1996 and 1995 and six months ended December 31, 1996
          and 1995 (unaudited)................................................5

          Notes to Unaudited Financial Statements.............................6

Item 2.   Management's Discussion and Analysis or Plan of Operation...........9


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings..................................................13

Item 6.   Exhibits and Reports on Form 8-K...................................13

          Signatures.........................................................14

                             SMARTSERV ONLINE, INC.

                                 BALANCE SHEETS

                                                                DECEMBER 31,     JUNE 30,
                                                                    1996           1996
                                                                -----------    -----------
                                                                (Unaudited)
ASSETS
Current assets
   Cash and cash equivalents                                    $ 1,237,851    $ 3,460,850
   Accounts receivable                                              170,392         57,990
   Inventory                                                         30,000           --
   Prepaid expenses and other receivables                           155,436         68,310
                                                                -----------    -----------
Total current assets                                              1,593,679      3,587,150
                                                                -----------    -----------

Property and equipment                                              439,316        258,899
                                                                -----------    -----------

Other assets
   Deferred charges                                                  45,000         63,000
   Security deposit                                                  81,218         81,218
                                                                -----------    -----------
                                                                    126,218        144,218
                                                                -----------    -----------

Total Assets                                                    $ 2,159,213    $ 3,990,267
                                                                ===========    ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Accounts payable and accrued expenses                        $   531,320    $   482,851
   Payroll taxes payable                                             21,489         14,901
   Salaries payable                                                  54,630         44,654
   Deferred revenues                                                 20,000           --
                                                                -----------    -----------
Total current liabilities                                           627,439        542,406
                                                                -----------    -----------

STOCKHOLDERS' EQUITY
Common stock - $.01 par value
   Authorized - 15,000,000 shares
   Issued and outstanding - 3,695,000 shares at June 30, 1996
       and December 31, 1996                                         36,950         36,950
Additional paid-in capital                                        8,946,592      8,758,299
Accumulated deficit                                              (7,451,768)    (5,347,388)
                                                                -----------    -----------
Total stockholders' equity                                        1,531,774      3,447,861
                                                                -----------    -----------

Total Liabilities and Stockholders' Equity                      $ 2,159,213    $ 3,990,267
                                                                ===========    ===========

See accompanying notes.

                             SMARTSERV ONLINE, INC.

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                THREE MONTHS                   SIX MONTHS
                                              ENDED DECEMBER 31             ENDED DECEMBER 31
                                         --------------------------    --------------------------
                                             1996           1995           1996           1995
                                         -----------    -----------    -----------    -----------
Revenues                                 $   283,257    $       --     $   297,109           --
                                         -----------    -----------    -----------    -----------

Costs and expenses:
   Costs of revenues                         660,116           --        1,020,067           --
   Product development expenses                 --          110,176           --          282,723
   Selling, general and administrative
      expenses                               953,835        239,595      1,440,899        408,252
                                         -----------    -----------    -----------    -----------
   Total costs and expenses                1,613,951        349,771      2,460,966        690,975
                                         -----------    -----------    -----------    -----------

Loss from operations                      (1,330,694)      (349,771)    (2,163,857)      (690,975)
                                         -----------    -----------    -----------    -----------

Other income (expense):
   Interest income                            24,846           --           65,185           --
   Interest expense                           (2,695)      (166,356)        (5,708)      (218,291)
                                         -----------    -----------    -----------    -----------
                                              22,151       (166,356)        59,477       (218,291)
                                         -----------    -----------    -----------    -----------

Net loss                                 $(1,308,543)   $  (516,127)   $(2,104,380)   $  (909,266)
                                         ===========    ===========    ===========    ===========

Net loss per share (Note 2)              $     (0.35)   $     (0.28)   $     (0.57)   $     (0.49)
                                         ===========    ===========    ===========    ===========

Weighted average shares outstanding
   (Note 2)                                3,695,000      1,840,000      3,695,000      1,840,000
                                         ===========    ===========    ===========    ===========

See accompanying notes.

                             SMARTSERV ONLINE, INC.

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                       SIX MONTHS ENDED DECEMBER 31, 1996
                                   (UNAUDITED)

                                                                  ADDITIONAL
                                             COMMON STOCK           PAID-IN     ACCUMULATED
                                         SHARES       PAR VALUE     CAPITAL       DEFICIT        TOTAL
                                      -------------------------------------------------------------------
Balance at June 30, 1996               3,695,000   $    36,950   $ 8,758,299   $(5,347,388)   $ 3,447,861

Change in market value of employee
options                                     --            --         188,293          --          188,293

Net loss for the period                     --            --            --      (2,104,380)    (2,104,380)
                                     -----------   -----------   -----------   -----------    -----------

Balance at December 31, 1996           3,695,000   $    36,950   $ 8,946,592   $(7,451,768)   $ 1,531,774
                                     ===========   ===========   ===========   ===========    ===========

See accompanying notes.

                             SMARTSERV ONLINE, INC.

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                            THREE MONTHS                   SIX MONTHS
                                                          ENDED DECEMBER 31             ENDED DECEMBER 31
                                                     --------------------------    --------------------------
                                                        1996           1995           1996           1995
                                                     -----------    -----------    -----------    -----------
OPERATING ACTIVITIES
Net loss                                             $(1,308,543)   $  (516,127)   $(2,104,380)   $  (909,266)
Adjustments to reconcile net loss to net cash used
in operating activities:
    Depreciation and amortization                         21,425         12,383         38,326         15,004
    Changes in market value of
    employee options                                     224,555           --          188,293           --
    Accretion and noncash charges
    for interest expense                                    --           68,137           --           68,137
    Amortization of deferred charges                       9,000           --           18,000           --
       Other changes that provided (used) cash
       Accounts receivable                              (111,360)       (36,087)      (112,402)       (36,087)
       Inventories                                       (30,000)         2,572        (30,000)           596
       Prepaid expenses and other receivables            (28,545)        (9,368)       (87,126)        (5,940)
       Accounts payable and accrued liabilities          154,748       (127,416)        48,469        (30,175)
       Accrued interest                                     --           70,905           --          122,840
       Payroll taxes payable                               4,386       (113,384)         6,588        (85,693)
       Salaries payable                                   21,779         16,385          9,976          1,231
       Deferred revenues                                  20,000           --           20,000           --
                                                     -----------    -----------    -----------    -----------
    Net cash used in operating activities             (1,022,555)      (632,000)    (2,004,256)      (859,353)
                                                     -----------    -----------    -----------    -----------

INVESTING ACTIVITIES
Purchase of equipment                                   (119,570)       (19,602)      (218,743)       (32,476)
Software development costs                                  --           (2,073)          --           (5,149)
                                                     -----------    -----------    -----------    -----------
    Net cash used in investing activities               (119,570)       (21,675)      (218,743)       (37,625)
                                                     -----------    -----------    -----------    -----------

FINANCING ACTIVITIES
Due from officers, net                                      --            2,350           --           15,653
Proceeds from the issuance of notes                         --          980,000           --          980,000
Proceeds from the issuance of warrants                      --           20,000           --           20,000
Repayment of notes                                          --          (25,000)          --          (25,000)
Common stock subscribed                                     --             --             --          230,000
Deferred financing costs                                    --         (272,553)          --         (272,553)
                                                     -----------    -----------    -----------    -----------
    Net cash provided by financing activities               --          704,797           --          948,100
                                                     -----------    -----------    -----------    -----------

Increase (decrease) in cash and cash equivalents      (1,142,125)        51,122     (2,222,999)        51,122
Cash and cash equivalents - beginning of period        2,379,976           --        3,460,850           --
                                                     -----------    -----------    -----------    -----------

Cash and cash equivalents - end of period            $ 1,237,851    $    51,122    $ 1,237,851    $    51,122
                                                     ===========    ===========    ===========    ===========

See accompanying notes.

                             SMARTSERV ONLINE, INC.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

                                DECEMBER 31, 1996



1. ORGANIZATION

SmartServ Online,  Inc., formerly Smart Phone  Communications  (Delaware),  Inc.
(the "Company"), commenced operations on August 20, 1993. The Company makes available online information and transactional services to subscribers through screen-based telephones, personal computers, personal digital assistants, alpha-numeric pagers, and interactive voice response systems. The Company also offers a range of services designed to meet the varied needs of clients of
potential  strategic   partners,   as  well  as  potential  direct  subscribers,
including: stock brokerage support services, business credit information, investment newsletters, stock research reports, stock quotes, nationwide business and residential directory services, business and financial news, sports information, electronic bill payment, research and analysis reports, trading activity reports by insiders of corporations, online package tracking, electronic mail, and ordering flowers and gifts. The Company's software architecture and capabilities format information for a particular device and present the information in a user friendly manner.


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION
---------------------
The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions of Form 10-QSB and Rule 310 of Regulation SB. The balance sheet at June 30, 1996 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended June 30, 1996. In the opinion of the Company, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been made. Results of operations for the six months ended December 31, 1996 are not necessarily indicative of those expected for the year ending June 30, 1997.

The  Company  has  completed   development  of  its  information   platform  and
communications software and has exited the developmental stage. However, the Company has incurred recurring operating losses and its operations have not produced a positive cash flow. Additionally, there is no assurance that the Company will generate future revenues or cash flow from operations.

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

----------------------------------

Management believes that the Company's primary source of revenues will be derived from consumers who purchase the services through its Strategic Partners. The Company has also commenced development of a direct subscriber base. At December 31, 1996, the Company had a subscriber base of approximately 1,500 users which is projected to grow to approximately 14,000 users by June 30, 1997; however, there can be no assurance that the Company's product offering will continue to be accepted in the marketplace.

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


3. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                         DECEMBER 31,        JUNE 30,
                                             1996              1996
                                         ------------      ------------
Data processing equipment                   $ 442,587         $ 280,814
Office furniture and equipment                 68,854            37,051
Display equipment                               9,635             9,635
Leasehold improvements                         25,167              --
                                         ------------      ------------

                                              546,243           327,500

Accumulated depreciation                     (106,927)          (68,601)
                                         ============      ============
                                            $ 439,316         $ 258,899
                                         ============      ============

4. COMMITMENTS

On August 21, 1995, the Company accepted a proposal from Strategica, Inc., a financial intermediary, for the arrangement of a $2,500,000 secured revolving credit facility ("Proposal"). As compensation therefor the Company issued 116,550 shares of common stock to Strategica. Additionally, the Proposal contemplated that the Company would enter into a consulting agreement, whereby Strategica would provide consulting services with regard to operational, management and strategic issues. As consideration for these ongoing services, the Company would pay $72,000 per annum over the four year term of the agreement. The Company subsequently received a commitment letter which differed significantly from the original Proposal, which management believed to be unacceptable. Negotiations between management and Strategica to resolve this matter in a mutually satisfactory manner have been unsuccessful. See Part II,
Item 1 for a discussion of the Company's complaint against Strategica.

On December 3, 1996, the Company entered into an agreement with a financial institution for the acquisition and financing of approximately $230,000 of additional computer equipment. The equipment is being acquired to enhance the Company's ability to provide its information service to a growing user base and to meet continued demand for these services.


5. EMPLOYEE STOCK OPTION PLAN

In April 1996, the Board of Directors approved the establishment of an Employee Stock Option Plan ("Plan") authorizing stock option grants to directors, key employees and consultants of the Company. The exercise of options granted under the Plan was contingent upon the approval of the Plan by the Company's stockholders, which was obtained at the Annual Meeting of Stockholders on November 4, 1996. The options are intended to qualify as incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, or as nonqualified stock options. The Plan provides for the exercise of such options at not less than the fair value of the stock on the date of grant. The options are generally exercisable after one year from date of grant and no options may be granted after April 15, 2006. Pursuant to the terms of the Plan, each nonemployee director of the Company received an initial grant to purchase 5,000 shares of common stock and will receive an additional option to purchase 5,000 shares of common stock immediately following each annual meeting at which directors are elected. On December 6, 1996, the Company's Board of Directors approved the increase in the number of shares eligible for issuance under the Plan to 650,000. Such 250,000 share increase is subject to the approval of the Company's stockholders. The Plan is administered by a committee designated by the Board of Directors of the Company.

Activity in the Company's stock option plan is as follows:

                                           OPTIONS         EXERCISE PRICE
                                           -------         --------------
         Granted                           311,550       $ 6.44  - $   7.08
         Exercised                               0         0     -     0
         Canceled                                0         0     -     0
                                          --------        ------------------
Balance at June 30, 1996                   311,550         6.44  -     7.08

         Granted                           424,975         5.06  -     6.25
         Exercised                               0         0     -     0
         Canceled                         (313,275)        5.06  -     7.08
                                          --------        ------------------
Balance at December 31, 1996               423,250       $ 5.06  - $   7.08
                                          --------        ------------------

At December 31, 1996, there were 226,750 shares available for grant under the Plan.

In the financial statements for the six month and three month periods ended December 31, 1996, the Company recorded non-cash charges of $188,293 and $224,555, respectively, reflecting the compensatory nature of the option grants in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees."

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


PLAN OF OPERATION

The Company provides online information and transactional services through personal computers (PCs), screen-based telephones, personal digital assistants
(PDAs), alpha-numeric pagers, and interactive voice response systems to clients of potential Strategic Partners, as well as to prospective direct subscribers. The Company has emerged from the development stage with the completion of the SmartServ information platform and communications software and the ability of its product offering to meet the needs of subscribers.

On March 21, 1996, the Company completed an Initial Public Offering of 1,695,000 shares of common stock and 1,725,000 common stock purchase warrants which provided the Company with approximately $7,059,000, net of the costs of issuance of approximately $1,589,000. The proceeds from this Offering have allowed the Company to commence the implementation its marketing plan.

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

The Company is also working with businesses which desire to provide new services, such as those provided by the Company, to an existing base of clients. Examples include brokerage firms, such as Bear Stearns & Co., Inc. and Schroder Wertheim & Co., and other disseminators of financial information, whose clients can benefit from the efficiency, convenience and timeliness of the services provided by the Company. The Company will co-brand with its Strategic Partners or offer its services under its Strategic Partners' name. By providing this branding flexibility, the Company has been able to expand the number of businesses interested in forming relationships with it, and has the ability to market its services under far more recognizable brand names than its own.

At the second level, the Company is working with Strategic Partners to assure awareness of the Company's services by consumers. Programs under development with existing Strategic Partners, such as Northern Telecom and CIDCO Incorporated, include direct marketing, package inserts, and in-store promotions.

Management believes that most of the Company's revenues will ultimately be derived from end users who purchase the Company's services through Strategic Partners with such mass distribution capabilities. The Company anticipates that Strategic Partners will brand the Company's information services, acquired from the Company's "information platform", with their own private label, promote the packaged offering and then distribute the Company's information package on screen-based phones, PCs, PDAs, and interactive voice response systems to their clients for use. The Company has the ability to customize the information package to be offered to each Strategic Partner, and in turn to their end users. The Company is also in the initial stages of developing a direct subscriber base. It is anticipated that the monthly base charge will vary, between $7.00 and $49.95 per month, depending upon the product offering and specific market segment.

Management anticipates that staffing requirements associated with the implementation of its plan of operation will result in the addition of a minimum of 6 to 8 personnel through the fiscal year ending June 30, 1997. Such personnel will be added to assist with the programming requirements of Strategic Partners' product offerings and for customer support.


RESULTS OF OPERATIONS

During  the  year  ended  June 30,  1996,  the  Company  was in the  process  of completing its information platform and communications software and, accordingly, did not generate any significant revenues from operations. In September 1996, the Company commenced a national advertising campaign in an effort to increase the number of direct subscribers to the SmartServ information platform, and to stimulate awareness of the Company's name in the marketplace. At December 31, 1996, the Company had approximately 1,500 users online.

THREE MONTHS ENDED DECEMBER 31, 1996 VS. THREE MONTHS ENDED DECEMBER 31, 1995

Total revenues during the three months ended December 1996 were $283,257 compared to $0 during the three months ended December 1995. Revenues from the sale of the Company's information services were $40,834, while revenues from the sale of related telephone equipment for the delivery of these services to customers were $97,489. Design, development and implementation services revenues associated with the Company's arrangement with Schroder Wertheim were $144,934. During the comparable 1995 quarter, the Company received design and development fees of $48,000 which were offset against product development expenses because the Company was considered a development stage enterprise.

The net loss increased to $1,308,543 compared to $516,127 in 1995 as a result of the Company's efforts to build an infrastructure capable of supporting its operations and the marketing and advertising of its information product offering, as well as the cash constraints experienced by the Company during the 1995 period.

With the Company's recent departure from the development stage, it incurred costs of revenues of $660,116, consisting primarily of salaries, systems consultants, and information and communication costs. Included therein, however, was a non-cash charge of $89,000 for the change in the market value of employee stock options. During the corresponding period of the prior year, the Company incurred product development expenses of $110,176, consisting primarily of salaries. Such costs were incurred in connection with the development of the Company's information platform and communications delivery system.

Selling, general and administrative costs increased to $953,853 in 1996 from $239,595 in 1995 as a result of the increase in sales and customer support personnel, rent for additional office space, and marketing and advertising expenditures. Such marketing and advertising costs incurred during the three months ended December 1996 were approximately $350,000. Additionally, a non-cash charge of $135,000 for the change in market value of employee stock options was included in selling, general and administrative expenses for the three months ended December 1996.

Interest income for the three months ended December 31, 1996 amounted to $24,846. Such amounts were earned primarily from the Company's investments in highly liquid commercial paper. Interest expense for the three months ended December 31, 1996 was incurred in connection with an insurance financing arrangement and amounted to $2,695. Interest expense for the three months ended December 31, 1995, incurred in connection with the senior and subordinated notes outstanding during the period, was $166,356.

SIX MONTHS ENDED DECEMBER 31, 1996 VS. SIX MONTHS ENDED DECEMBER 31, 1995

During the six months ended December 1996, the Company commenced the implementation of its marketing plan and recorded revenues of $152,175 from the sale of its information services and the related screen-based telephones. Additionally, the Company recorded revenues of $144,934 related to design, development and implementation services associated with its arrangement with Schroder Wertheim.

Also during the six months ended December 31, 1996, the Company incurred selling, general and administrative expenses of $1,440,899, primarily for salaries, facilities, marketing costs and professional fees. Selling, general and administrative costs increased by $1,032,647 over the corresponding period of the prior year as a result of the Company's efforts to build an infrastructure capable of supporting its operations and the marketing and advertising of its information product offering. Advertising and marketing costs amounted to approximately $400,000, while salary costs included a non-cash charge of approximately $115,000 related to the change in value of employee stock options. The necessary funds to support these efforts were provided by the Company's Initial Public Offering of securities in March 1996.

With the Company's recent departure from the development stage, it incurred costs of revenues of $1,020,067, consisting primarily of salaries, systems' consultants, and information and communication costs. Of this amount, approximately 73,000 represents a non-cash charge for the change in market value of employee stock options. During the corresponding period of the prior year, the Company incurred product development expenses of $282,723 consisting primarily of salaries.

Interest income for the six months ended December 31, 1996 amounted to $65,185. Such amounts were earned primarily from the Company's investments in highly liquid commercial paper. Interest expense for the six months ended December 31, 1996 was incurred in connection with an insurance financing arrangement and amounted to $5,708. Interest expense for the six months ended December 31, 1995, incurred in connection with the senior and subordinated notes outstanding during the period, was $218,291.

CAPITAL RESOURCES AND LIQUIDITY

The Company has commenced its marketing efforts and generated revenues of approximately $280,000 during the quarter ended December 31, 1996. Revenues from the Company's sales and marketing efforts are not expected to be sufficient to support operations until the quarter ending September 1997.

The Company estimates that it has cash resources and access to sufficient liquidity to allow it to fund its operations through September 1997. In connection therewith, the Company has received a Term Sheet from Rickel & Associates, the Company's Investment Advisor, with respect to a private placement of up to $2,000,000 in convertible debentures. Such debentures bear interest at 10% per annum and mature three years from the date of issuance. There can be no assurance, however, that this transaction will be consummated. The Company anticipates that these funds will be used for additional programming personnel necessary to integrate the Company's software with the information systems of its Strategic Partners, for marketing support personnel necessary to fulfill subscriber needs and inquiries, and for the expansion of the Company's sales and marketing efforts. It is also anticipated that hardware and software purchases of approximately $100,000 will be required through the remainder of the year ending June 30, 1997. The Company expects to augment its capital formation through the realization of revenues from the sale of its information and transactional services; however, there can be no assurance that the Company's product offering will continue to be accepted in the marketplace.

The Company may also have access to additional funding because as part of the Initial Public Offering, the Company issued 1,725,000 common stock purchase warrants entitling the holders thereof to purchase one share of common stock at an exercise price of $4.00 per share, subject to certain adjustments, at any time commencing on March 21, 1997 through March 20, 2001. The warrants are subject to redemption by the Company at $.10 per warrant commencing March 21, 1997, on thirty days written notice, provided the average closing bid quotation for the common stock as reported on The NASDAQ Stock Market or other national securities exchange, if traded thereon, has been at least $7.50 for a period of 20 consecutive days ending on the third day prior to the date on which the Company gives notice of redemption. Exercise of these warrants by the holders or redemption by the Company could provide additional capital of approximately $6,600,000; however, such exercise or redemption can not be assured.

The Company intends to seek additional sources of capital and liquidity for expansion through collaborative agreements or through public or private financing; however, there can be no assurance that additional financing will be available on acceptable terms or at all.

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

PART 2.  OTHER INFORMATION


                             SMARTSERV ONLINE, INC.



ITEM 1.    LEGAL PROCEEDINGS

There are no pending material legal proceedings to which the Company or any of its properties is a defendant, except as set forth below.

In August 1996, the Company commenced an action in the Supreme Court of the State of New York, New York County, against Strategica Inc. and its affiliated entities ("Strategica"). The complaint arose out of the proposal made by Strategica and accepted in August 1995 by the Company (the "Proposal") whereby Strategica agreed to act as the Company's agent for the arrangement of a secured revolving credit facility in the amount of $2,500,000. Additionally, the Proposal contemplated that the Company would retain Strategica as a financial consultant to the Company. The Proposal was subject to the delivery and execution of definitive documentation. In January 1996, Strategica forwarded to the Company a proposed commitment letter which was unacceptable to the Company. The complaint alleges breach of the Proposal, breach of the implied covenants of good faith and fair dealing, and fraud. The complaint seeks damages of not less than $2,500,000, punitive damages and the rescission of the Proposal and of the issuance by the Company of 116,550 shares of its Common Stock to Strategica thereunder. Strategica asserted a counterclaim against the Company for breach of contract and seeks damages of not less than $350,000. Discovery proceedings are currently in process.


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)    The following exhibits are included herein:

           Exhibit 11 - Statement re: computation of earnings per share

           Exhibit 27 - Financial Data Schedule

(b) The Company did not file any reports on Form 8-K during the three months ended December 31, 1996.

                             SMARTSERV ONLINE, INC.


                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            SmartServ Online, Inc.
                                            (Registrant)

                                            By:


Date:  FEBRUARY 13, 1997                    /S/  SEBASTIAN E. CASSETTA
       ------------------                   --------------------------
                                            Sebastian E. Cassetta
                                            Chairman of the Board, Chief
                                            Executive Officer




Date:  FEBRUARY 13, 1997                    /S/  THOMAS W. HALLER
       ------------------                   ---------------------
                                            Thomas W. Haller
                                            Chief Financial Officer, Treasurer