Form 10QSB
period 1997-03-31
SMARTSERV ONLINE INC
filed 1997-05-15
CIK 1005698

FORM 10-QSB

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


           FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                         COMMISSION FILE NUMBER 0-28008



                             SMARTSERV ONLINE, INC.
--------------------------------------------------------------------------------
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

DELAWARE                                                              13-3750708
--------------------------------------------------------------------------------
(STATE OR OTHER JURISDICTION OF              I.R.S. EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)

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


INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECED ING 12 MONTHS (OR FOR SUCH SHORTER PERIODS THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS.     YES [X] NO [_]

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE)     YES [_] NO [X]

THE NUMBER OF SHARES OF COMMON STOCK, $.01 PAR VALUE, OUTSTANDING AS OF MAY 14, 1997 WAS 3,695,000.

                             SMARTSERV ONLINE, INC.

                                   FORM 10-QSB

                                      INDEX





PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Balance Sheets - June 30, 1996 and March 31, 1997 (unaudited)...... 2

          Statements of Operations - three months ended
          March 31, 1997 and 1996 and nine months ended
          March 31, 1997 and 1996 (unaudited)................................ 3

          Statement of Changes in Stockholders' Equity -
          nine months ended March 31, 1997 (unaudited)....................... 4

          Statements of Cash Flows - three months ended
          March 31, 1997 and 1996 and nine months ended
          March 31, 1997 and 1996 (unaudited)................................ 5

          Notes to Unaudited Financial Statements............................ 6

Item 2.   Management's Discussion and Analysis or
          Plan of Operation..................................................10


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings..................................................14

Item 6.   Exhibits and Reports on Form 8-K...................................14

          Signatures.........................................................15

                             SMARTSERV ONLINE, INC.

                                 BALANCE SHEETS


                                                       MARCH 31,      JUNE 30,
                                                        1997           1996
                                                     -----------    -----------
ASSETS                                               (Unaudited)

Current assets
    Cash and cash equivalents                        $   227,342    $ 3,460,850
    Accounts receivable                                  175,146         57,990
    Inventory                                             30,000           --
    Prepaid expenses and other receivables               134,629         68,310
                                                     -----------    -----------
Total current assets                                     567,117      3,587,150
                                                     -----------    -----------

Property and equipment - net                             531,070        258,899
                                                     -----------    -----------

Other assets
    Deferred charges                                      36,000         63,000
    Security deposit                                      81,218         81,218
                                                     -----------    -----------
                                                         117,218        144,218
                                                     -----------    -----------

Total Assets                                         $ 1,215,405    $ 3,990,267
                                                     ===========    ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Accounts payable and accrued expenses            $   961,212    $   482,851
    Payroll taxes payable                                 28,100         14,901
    Salaries payable                                      43,137         44,654
    Deferred revenues                                     20,000           --
                                                     -----------    -----------
Total current liabilities                              1,052,449        542,406
                                                     -----------    -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock - $.01 par value
    Authorized - 15,000,000 shares
    Issued and outstanding - 3,695,000 shares at
           June 30, 1996 and March 31, 1997               36,950         36,950
Additional paid-in capital                             8,946,592      8,758,299
Accumulated deficit                                   (8,820,586)    (5,347,388)
                                                     -----------    -----------
Total stockholders' equity                               162,956      3,447,861
                                                     -----------    -----------

Total Liabilities and Stockholders' Equity           $ 1,215,405    $ 3,990,267
                                                     ===========    ===========

See accompanying notes.

                             SMARTSERV ONLINE, INC.

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                   THREE MONTHS                 NINE MONTHS
                                                  ENDED MARCH 31               ENDED MARCH 31
                                          --------------------------    --------------------------
                                              1997           1996           1997           1996
                                          -----------    -----------    -----------    -----------
Revenues                                  $   170,674    $      --      $   467,783    $      --
                                          -----------    -----------    -----------    -----------

Costs and expenses:
    Costs of revenues                         738,329           --        1,758,396           --
    Product development expenses                 --          370,014           --          652,737
    Selling, general and administrative
      expenses                                806,797        237,184      2,247,696        645,436
                                          -----------    -----------    -----------    -----------
    Total costs and expenses                1,545,126        607,198      4,006,092      1,298,173
                                          -----------    -----------    -----------    -----------

Loss from operations                       (1,374,452)      (607,198)    (3,538,309)    (1,298,173)
                                          -----------    -----------    -----------    -----------

Other income (expense):
    Interest income                             8,086            150         73,271            150
    Interest expense                           (2,452)      (281,480)        (8,160)      (499,771)
                                          -----------    -----------    -----------    -----------
                                                5,634       (281,330)        65,111       (499,621)
                                          -----------    -----------    -----------    -----------

Net loss                                  $(1,368,818)   $  (888,528)   $(3,473,198)   $(1,797,794)
                                          ===========    ===========    ===========    ===========

Net loss per share (Note 2)               $     (0.37)   $     (0.42)   $     (0.94)   $     (0.90)
                                          ===========    ===========    ===========    ===========

Weighted average shares outstanding
    (Note 2)                                3,695,000      2,118,750      3,695,000      1,990,700
                                          ===========    ===========    ===========    ===========

See accompanying notes.

                             SMARTSERV ONLINE, INC.

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                        NINE MONTHS ENDED MARCH 31, 1977
                                   (UNAUDITED)




                                                        ADDITIONAL
                                   COMMON STOCK           PAID-IN     ACCUMULATED
                               SHARES      PAR VALUE      CAPITAL       DEFICIT         TOTAL
                            -----------   -----------   -----------   -----------    -----------
Balance at June 30, 1996      3,695,000   $    36,950   $ 8,758,299   $(5,347,388)   $ 3,447,861

Change in market value of
employee options                   --            --         188,293          --          188,293

Net loss for the period            --            --            --      (3,473,198)    (3,473,198)
                            -----------   -----------   -----------   -----------    -----------

Balance at March 31, 1997     3,695,000   $    36,950   $ 8,946,592   $(8,820,586)   $   162,956
                            ===========   ===========   ===========   ===========    ===========

See accompanying notes.

                             SMARTSERV ONLINE, INC.

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                               THREE MONTHS                  NINE MONTHS
                                                              ENDED MARCH 31                ENDED MARCH 31
                                                        --------------------------    --------------------------
                                                           1997           1996           1997           1996
                                                        -----------    -----------    -----------    -----------
OPERATING ACTIVITIES
Net loss                                                $(1,368,818)   $  (888,528)   $(3,473,198)   $(1,797,794)
Adjustments to reconcile net loss to net cash used
in operating activities:
      Depreciation and amortization                          27,578         10,813         65,904         25,817
      Changes in market value of
      employee options                                         --             --          188,293           --
      Accretion and noncash charges
      for interest expense                                     --           90,126           --          158,263
      Consulting services                                      --          (10,002)          --          (10,002)
      Amortization of deferred charges                        9,000           --           27,000           --
           Other changes that provided (used) cash
           Accounts receivable                               32,188         34,115       (117,156)        (1,972)
           Inventories                                         --            9,844        (30,000)        10,440
           Prepaid expenses and other receivables           (16,135)        (5,301)       (66,319)       (11,241)
           Accounts payable and accrued liabilities         429,892        163,274        478,361        133,099
           Accrued interest                                    --         (229,435)          --         (106,595)
           Payroll taxes payable                              6,611         14,108         13,199        (71,585)
           Salaries payable                                 (11,493)       (11,173)        (1,517)        (9,942)
           Deferred revenues                                   --             --           20,000           --
                                                        -----------    -----------    -----------    -----------
      Net cash used in operating activities                (891,177)      (822,159)    (2,895,433)    (1,681,512)
                                                        -----------    -----------    -----------    -----------

INVESTING ACTIVITIES
Purchase of equipment                                      (119,332)       (84,348)      (338,075)      (121,973)
                                                        -----------    -----------    -----------    -----------
      Net cash used in investing activities                (119,332)       (84,348)      (338,075)      (121,973)
                                                        -----------    -----------    -----------    -----------

FINANCING ACTIVITIES
Proceeds from the issuance of Bridge notes                     --          190,000           --        1,170,000
Repayment of Bridge notes                                      --       (1,200,000)          --       (1,200,000)
Proceeds from the issuance of common stock                     --        8,475,000           --        8,705,000
Proceeds from the issuance of warrants                         --          182,510           --          202,510
Repayment of debt                                              --         (612,500)          --         (612,500)
Repayment of notes                                             --         (427,500)          --         (452,500)
Due from officers, net                                         --          (79,962)          --          (64,309)
Cost of issuing securities                                     --       (1,543,560)          --       (1,543,560)
Deferred financing costs                                       --          137,637           --         (134,916)
                                                        -----------    -----------    -----------    -----------
      Net cash provided by financing activities                --        5,121,625           --        6,069,725
                                                        -----------    -----------    -----------    -----------

Increase (decrease) in cash and cash equivalents         (1,010,509)     4,215,118     (3,233,508)     4,266,240
Cash and cash equivalents - beginning of period           1,237,851         51,122      3,460,850           --
                                                        -----------    -----------    -----------    -----------

Cash and cash equivalents - end of period               $   227,342    $ 4,266,240    $   227,342    $ 4,266,240
                                                        ===========    ===========    ===========    ===========

See accompanying notes.

                             SMARTSERV ONLINE, INC.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

                                 MARCH 31, 1997



1.   ORGANIZATION

SmartServ Online,  Inc., formerly Smart Phone  Communications  (Delaware),  Inc.
(the "Company"), commenced operations on August 20, 1993. The Company makes available online information and transactional services to subscribers through screen-based telephones, personal computers, the Internet, personal digital assistants, alpha-numeric pagers, and interactive voice response systems. The Company also offers a range of services designed to meet the varied needs of clients of potential strategic partners, as well as potential direct subscribers, including: stock brokerage support services, business credit information, investment newsletters, stock research reports, stock quotes, nationwide business and residential directory services, business and financial news, sports information, electronic bill payment, research and analysis reports, trading activity reports by insiders of corporations, online package tracking, electronic mail, and ordering flowers and gifts. The Company's software architecture and capabilities format information for a particular device and present the information in a user friendly manner.


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
---------------------

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions of Form 10-QSB and Rule 310 of Regulation SB. The balance sheet at June 30, 1996 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended June 30, 1996. In the opinion of the Company, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been made. Results of operations for the nine months ended March 31, 1997 are not necessarily indicative of those expected for the year ending June 30, 1997.

The  Company  has  completed   development  of  its  information   platform  and
communications software and has exited the developmental stage. However, the Company has incurred recurring operating losses and its operations have not produced a positive cash flow. Additionally, there is no assurance that the Company will generate future revenues or cash flow from operations.

The Company estimates that it has sufficient cash resources through May 1997; however, the Company has accepted a Term Sheet from Coleman & Company Securities, Inc. with respect to a private placement of up to $3,000,000 in Rights. Such Rights are convertible into Common Stock and Warrants of the Company commencing six months from date of issuance. There can be no assurance; however, that this transaction will be consummated.

The market for online information and transactional services is highly competitive and subject to rapid innovation and technological change, shifting consumer preferences and frequent new service introductions. The Company believes that potential new competitors, including large multimedia and information systems companies, are increasing their focus on transaction processing. Increased

---------------------------------

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

Management believes that the Company's primary source of revenues will be derived from consumers who purchase the services through its Strategic Partners. The Company has also commenced development of a direct subscriber base. At March 31, 1997, the Company had a subscriber base of approximately 2,000 users which is projected to grow to approximately 42,000 users by June 30, 1998; however, there can be no assurance that the Company's product offering will continue to be accepted in the marketplace.

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

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options would be excluded. The impact of Statement 128 on primary earnings per share is not expected to be material.

3.   PROPERTY AND EQUIPMENT

Property and equipment consist of the following:


                                                    MARCH 31,         JUNE 30,
                                                         1997              1996
                                                    ---------         ---------
Data processing equipment                           $ 553,547         $ 280,814
Office furniture and equipment                         68,896            37,051
Display equipment                                       9,635             9,635
Leasehold improvements                                 33,497              --
                                                    ---------         ---------

                                                      665,575           327,500

Accumulated depreciation                             (134,505)          (68,601)
                                                    ---------         ---------
                                                    $ 531,070         $ 258,899
                                                    =========         =========


4.   COMMITMENTS

On August 21, 1995, the Company accepted a proposal from Strategica, Inc., a financial intermediary, for the arrangement of a $2,500,000 secured revolving credit facility ("Proposal"). As compensation therefor, the Company issued 116,550 shares of common stock to Strategica. Additionally, the Proposal contemplated that the Company would enter into a consulting agreement, whereby Strategica would provide consulting services with regard to operational, management and strategic issues. As consideration for these ongoing services, the Company would pay $72,000 per annum over the four year term of the agreement. The Company subsequently received a commitment letter which differed significantly from the original Proposal, which management believed to be unacceptable. Negotiations between management and Strategica to resolve this matter in a mutually satisfactory manner have been unsuccessful. See Part II,
Item 1 for a discussion of the Company's lawsuit against Strategica.

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

Activity in the Company's stock option plan is as follows:

                                     OPTIONS            EXERCISE PRICE
                                     -------            --------------
               Granted               311,550            $6.44 - $7.08
               Exercised                   0             0    -  0
               Canceled                    0             0    -  0
                                   --------             -------------
Balance at June 30, 1996             311,550             6.44 -  7.08

               Granted               424,975             5.06 -  6.25
               Exercised                   0             0    -  0
               Canceled             (318,725)            5.06 -  7.08
                                   --------             -------------
Balance at March 31, 1997            417,800            $5.06 - $7.08
                                   =========            =============

At March 31, 1997, there were 232,200 shares available for grant of options under the Plan.

In the financial statements for the nine months ended March 31, 1997, the Company recorded a non-cash charge of $188,293, reflecting the compensatory nature of the option grants in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees."

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


PLAN OF OPERATION

The Company provides online information and transactional services through personal computers (PCs), screen-based telephones, the Internet, personal digital assistants (PDAs), alpha-numeric pagers, and interactive voice response systems to clients of potential Strategic Partners, as well as to prospective direct subscribers. The Company has emerged from the development stage with the completion of the SmartServ information platform and communications software and the ability of its product offering to meet the needs of subscribers.

On March 21, 1996, the Company completed an Initial Public Offering of 1,695,000 shares of common stock and 1,725,000 common stock purchase warrants which provided the Company with approximately $7,059,000, net of the costs of issuance of approximately $1,589,000. The proceeds from this Offering have allowed the Company to commence the implementation of its marketing plan.

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

The Company is working with businesses which desire to provide new services, such as those provided by the Company, to an existing base of clients. Examples include brokerage firms, such as Schroder Wertheim & Co. and Herzog, Heine, Geduld, Inc., and other disseminators of financial information, whose clients can benefit from the efficiency, convenience and timeliness of the services provided by the Company. The Company will co-brand with its Strategic Partners or offer its services under its Strategic Partners' name. By providing this branding flexibility, the Company has been able to expand the number of businesses interested in forming relationships with it, and has the ability to market its services under far more recognizable brand names than its own.

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

Management anticipates that staffing requirements associated with the implementation of its plan of operation will result in the addition of a minimum of 3 to 6 personnel through the period ending December 31, 1997. Such personnel will be added to assist with the programming requirements of Strategic Partners' product offerings and for customer support.


RESULTS OF OPERATIONS

During  the  year  ended  June 30,  1996,  the  Company  was in the  process  of completing its information platform and communications software and, accordingly, did not generate any significant revenues from operations. In September 1996, the Company commenced a national advertising campaign in an effort to increase the number of direct subscribers to the SmartServ information platform, and to stimulate awareness of the Company's name in the marketplace. At March 31, 1997, the Company had approximately 2,000 users online.

THREE MONTHS ENDED MARCH 31, 1997 VS. THREE MONTHS ENDED MARCH 31, 1996

Total revenues during the three months ended March 1997 were $170,674 compared to $0 during the three months ended March 1996. Revenues from the sale of the Company's information services were $75,859, while revenues for the design, development and implementation services associated with the Company's arrangement with Schroder Wertheim were $94,815. During the comparable 1996 period, the Company received design and development fees of $14,000 that were offset against product development expenses because the Company was considered a development stage enterprise.

The net loss increased to $1,368,818 compared to $888,528 in 1996 as a result of the Company's efforts to build an infrastructure capable of supporting its operations and the marketing and advertising of its information product offering, as well as the cash constraints experienced by the Company during the 1996 period.

With the Company's departure from the development stage, it incurred costs of revenues of $738,329, consisting primarily of personnel costs, systems consultants, and information and communication costs. During the period, systems consulting fees of approximately $265,000 were incurred to assist the Company with an upgrade of the Company's information and communication software architecture. During the corresponding period of the prior year, the Company incurred product development expenses of $370,014, consisting primarily of personnel costs. Such costs were incurred in connection with the development of the Company's information platform and communications delivery system.

Selling, general and administrative costs increased to $806,797 in 1997 from $237,184 in 1996 as a result of the increase in sales and customer support personnel, rent for additional office space, professional fees, and marketing and advertising expenditures. Such marketing and advertising costs incurred during the three months ended March 1997 were approximately $187,000, while legal fees associated with the Company's action against Strategica were approximately $90,000.

Interest income for the three months ended March 31, 1997 amounted to $8,086. Such amounts were earned primarily from the Company's investments in highly liquid commercial paper. Interest expense for the three months ended March 31, 1997 was incurred in connection with an insurance financing arrangement and amounted to $2,452. Interest expense for the three months ended March 31, 1996 was $281,480. Such costs were incurred in connection with the senior and subordinated notes outstanding during the period, as well as the issuance of $1,200,000 of Bridge financing prior to the Company's Initial Public Offering of securities.

NINE MONTHS ENDED MARCH 31, 1997 VS. NINE MONTHS ENDED MARCH 31, 1996

During the nine months ended March 31, 1997, the Company commenced the implementation of its marketing plan and recorded revenues of $228,035 from the sale of its information services and related screen-based telephones. Additionally, the Company recorded revenues of $239,748 related to design, development and implementation services associated with its arrangement with Schroder Wertheim & Co. During the comparable 1996 period, the Company received design and development fees of $62,000 which were offset against product development expenses because the Company was considered a development stage enterprise.

Also during the nine months ended March 31, 1997, the Company incurred selling, general and administrative expenses of $2,247,696, primarily for personnel costs, facilities, marketing costs and professional fees. Selling, general and administrative costs increased by $1,602,260 over the corresponding period of the prior year as a result of the Company's efforts to build an infrastructure capable of supporting its operations and the marketing and advertising of its information product offering. Advertising and marketing costs amounted to approximately $540,000, while personnel costs included a non-cash charge of approximately $115,000 related to the change in value of employee stock options. The necessary funds to support these efforts were provided by the Company's Initial Public Offering in March 1996.

With the Company's recent departure from the development stage, it incurred costs of revenues of $1,758,396, consisting primarily of personnel costs ($816,900), systems consultants ($395,900), information and communication costs ($244,000), and screenphone purchases ($95,300). Included in personnel costs is a non-cash charge of approximately $73,000 for the change in market value of employee stock options. During the corresponding period of the prior year, the Company incurred product development expenses of $652,737 consisting primarily of personnel costs.

Interest income for the nine months ended March 31, 1997 amounted to $73,271. Such amounts were earned primarily from the Company's investments in highly liquid commercial paper. Interest expense for the nine months ended March 31, 1997 was incurred in connection with an insurance financing arrangement and amounted to $8,160. Interest expense for the nine months ended March 31, 1996 was incurred in connection with the senior and subordinated notes, as well as the bridge financing outstanding during the period and amounted to $499,771.


LIQUIDITY AND CAPITAL RESOURCES

The Company has commenced its marketing efforts and generated revenues of approximately $468,000 during the nine months ended March 31, 1997. Revenues from the Company's sales and marketing efforts are not expected to be sufficient to support operations until the quarter ending December 1997.

The Company estimates that it has sufficient cash resources through May 1997. To ensure the adequacy of future capital resources, the Company has accepted a Term Sheet from Coleman & Company Securities, Inc. with respect to a private placement of up to $3,000,000 in Rights. Such Rights are convertible into Common Stock and Warrants of the Company commencing six months from date of issuance. There can be no assurance; however, that this transaction will be consummated. The Company anticipates that these funds will be used for additional programming personnel necessary to integrate the Company's software with the information systems of its Strategic Partners, for marketing support personnel necessary to fulfill subscriber needs and inquiries, and for the expansion of the Company's sales and marketing efforts. It is also anticipated that hardware and software purchases of approximately $50,000 will be required through the remainder of the year ending June 30, 1997. The Company expects to augment its capital formation through the realization of revenues from the sale of its information and transactional services; however, there can be no assurance that the Company's product offering will continue to be accepted in the marketplace.

The Company may, in the future, have access to additional funding because as part of the Initial Public Offering, the Company issued 1,725,000 common stock purchase warrants entitling the holders thereof to purchase one share of common stock at an exercise price of $4.00 per share, subject to certain adjustments, at any time commencing on March 21, 1997 through March 20, 2001. The warrants are subject to redemption by the Company at $.10 per warrant commencing March 21, 1997, on thirty days written notice, provided the average closing bid quotation for the common stock as reported on The NASDAQ Stock Market or other national securities exchange, if traded thereon, has been at least $7.50 for a period of 20 consecutive days ending on the third day prior to the date on which the Company gives notice of redemption. Exercise of these warrants by the holders could provide additional capital of approximately $6,600,000; however, such exercise can not be assured.

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


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8 - K

           (a)        The following exhibits are included herein:

                                 Exhibit 11 - Statement re: computation of earnings per share

                                 Exhibit 27 - Financial Data Schedule

           (b) The Company did not file any reports on Form 8-K during the three months ended March 31, 1997.

                             SMARTSERV ONLINE, INC.


                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        SmartServ Online, Inc.
                                        (Registrant)

                                        By:


Date:  May 14, 1997                     /S/  Sebastian E. Cassetta
       ------------                     ---------------------------------
                                        Sebastian E. Cassetta
                                        Chairman of the Board, Chief Executive
                                        Officer




Date:  May 14, 1997                     /S/  Thomas W. Haller
       ------------                     ---------------------------------
                                        Thomas W. Haller
                                        Chief Financial Officer, Treasurer