Form 10KSB
period 1997-06-30
SMARTSERV ONLINE INC
filed 1997-10-14
CIK 1005698

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

       FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 1997

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO ________

                         COMMISSION FILE NUMBER 0-28008

                             SMARTSERV ONLINE, INC.
                             ----------------------
        (Exact name of small business issuer as specified in its charter)

           Delaware                                              13-3750708
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. employer
 incorporation or organization)                              identification no.)

One Station Place, Stamford, Connecticut                              06902
----------------------------------------                          --------------
(Address of principal executive offices)                            (Zip Code)

Issuer's telephone number, including area code (203) 353-5950

Securities registered pursuant to Section 12(b) of the Exchange Act:   NONE

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.___

Issuer's revenues for its most recent fiscal year.     $688,610

The aggregate market value of the voting stock (based on the closing price of such stock on NASDAQ) held by non-affiliates of the issuer as of October 9, 1997, was approximately $6,126,000. All officers and directors of the issuer have been deemed, solely for the purpose of the foregoing calculation, to be "affiliates" of the issuer.

There were 3,695,000 shares of Common Stock outstanding at October 9, 1997.

Certain portions of the issuer's Proxy Statement for the Annual Meeting of Stockholders, scheduled to be held on December 15, 1997, are incorporated by reference in Part III hereof.

                                TABLE OF CONTENTS



                                     PART I
ITEM                                                                        PAGE

1.  Description of Business                                                   3
2.  Description of Property                                                  11
3.  Legal Proceedings                                                        11
4.  Submission of Matters to a Vote of Security Holders                      11


                                     PART II

5.  Market for Common Equity and Related Stockholder Matters                 12
6.  Management's Discussion and Analysis or Plan of Operation                14
7.  Financial Statements                                                     19
8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure


                                    PART III

9.      Directors, Executive Officers, Promoters and Control Persons;
              Compliance with Section 16(a) of the Exchange Act              37
10.     Executive Compensation                                               37
11.     Security Ownership of Certain Beneficial Owners and Management       37
12.     Certain Relationships and Related Transactions                       37
13.     Exhibits and Reports on Form 8-K                                     38

                                     PART I

ITEM 1.    DESCRIPTION OF BUSINESS


THE COMPANY
SmartServ Online, Inc. ("SmartServ" or the "Company") was organized in 1993 and provides online information and transactional services to subscribers through generally available screen-based phones (i.e. "smart phones"), personal computers ("PCs"), personal digital assistants ("PDAs"), the Internet, interactive voice response systems, alpha numeric paging devices and other wireless Personal Communications Systems ("PCSs"). The Company has exited the development stage with the completion of its software architecture and product offering, and has commenced implementing its marketing strategies.


SERVICES
The Company offers a range of services designed to meet the varied needs of clients of strategic marketing partners ("Strategic Marketing Partners"), as well as direct subscribers. These services include: business credit information, investment newsletters, stock research reports, stock quotes, nationwide business and residential directory services, business and financial news, research and analysis reports, stock trading reports by corporate insiders, online FedEx package tracking, electronic mail, sports information, national weather reports, and other business and entertainment information. The Company provides such services pursuant to non-exclusive agreements with providers of online information and transactional services such as: Dun & Bradstreet, Inc., Federal Express Corporation, The Weather Channel, The Options Price Reporting Authority, Metromail Corporation (a subsidiary of RR Donnelley & Sons Co.), Reuters NewMedia Inc., S&P ComStock, Inc., The Argus Group, Inc., The Nasdaq Stock Market, Inc., and The New York Stock Exchange, Inc.

Of the thirteen agreements with providers of online information and transactional services, twelve agreements are terminable by either party upon 30 days to six months prior written notice before the end of the initial term or any renewal term thereof. The remaining agreement is cancelable, pursuant to written notice, by either party at any time. Two of such agreements contain restrictive provisions with regard to the approval of potential subscribers of the Company; and one agreement restricts the Company to distributing its services in North America. The Company is not dependent on one or a few information providers as such redistribution agreements are generally available on a non-exclusive basis.

The Company has invested in the development of proprietary software in an attempt to make its services easy to use and visually appealing and to attempt to take advantage of the different virtues and capabilities of screen-based phones, PCs, PDAs , the Internet, interactive voice response systems, alpha numeric pagers and PCS devices. The Company believes that its software architecture and capabilities, which recognize multiple devices, format the information for the particular device and present the information in a user-friendly manner, will be attractive in the marketplace. The Company intends to continue to invest in this area and believes its software architecture and capabilities represent an important competitive advantage.

Subscribers can connect to the Company's services using standard phone lines or through the Internet. The Company had previously contracted with eunetcom, Inc., a provider of an X.25 data communications network, to be the delivery medium for its information services. The operational capacity of eunetcom was inadequate to support the Company's volume requirements and the relationship was terminated after the Company successfully modified its communication software to provide for the delivery of the information platform over the Internet. The Company believes that its software architecture and capabilities, which recognize multiple devices (e.g., screen-based phones, PCs, PDAs, interactive voice response systems and alpha numeric pagers), format the information for the particular device and present the information in a user-friendly manner, make the Company's services "device independent". As new technologies emerge, the Company anticipates that its services may be accessed through these newly developed devices. The Company therefore believes that in the future it will not be limited to providing services exclusively through screen-based phones, PCs, PDAs, interactive voice response systems and alpha-numeric pagers.


MARKETING STRATEGY
Management believes that the Company's primary source of revenues will ultimately be derived from end users that purchase the Company's services through Strategic Marketing Partners with mass distribution capabilities. The Company anticipates that Strategic Marketing Partners will brand the Company's "bundled" services, acquired from the Company's "information platform" (i.e., information bundled from multiple information providers), with their own private label, promote the packaged offering, and then distribute the Company's information package to their clients on screen-based phones, PCs, PDAs, interactive voice response systems, alpha-numeric pagers and other PCS devices. The Company has the ability to customize the information package to be offered to each Strategic Marketing Partner, and in turn to their end users. The Company has also commenced the development of a direct subscriber base. At September 30, 1997, the Company had approximately 3,400 users online.

The Company's plan of operation includes programs for marketing simultaneously at two distinct levels. First, the Company is developing strategic marketing relationships with key partners that provide access to large numbers of potential subscribers for its monthly services. These partners include regional telephone operating companies, long distance carriers, telephone equipment manufacturers, and others who distribute screen telephone equipment, market local screen telephone services or otherwise benefit from the increased acceptance of these devices in the marketplace. To these partners, the Company's services are perceived as a means of increasing interest in and sales of screen telephones, and there is thus a strong incentive to promote the Company's services.

The Company is also working with businesses that desire to provide new services, such as those provided by the Company, to an existing base of clients. Examples include brokerage firms and disseminators of financial information, whose clients can benefit from the efficiency, convenience and timeliness of the information services provided by the Company. The Company can co-brand with its Strategic Marketing Partner or offer its services solely under its Strategic Marketing Partner's name.

The Company is working with these Strategic Marketing Partners to assure consumer awareness of the Company's services. Programs under development with existing Strategic Marketing Partners include direct marketing, cable television commercials, mailer inserts and in-store promotions.

Secondly, the Company has initiated a direct marketing program for its SmartServ "Pro" stock quote services. The response from advertisements in Investors' Business Daily and television commercials run on cable station CNBC have demonstrated that a strong and active market exists for this information.

The achievement of the Company's goal of establishing itself as a leading provider of online information and transactional services to subscribers through screen-based phones, PCs, the Internet, PDAs, interactive voice response systems, and other devices is contingent on management's ability to penetrate the following four markets targeted by the Company:

     *    COMPANIES THAT WILL PRIVATE LABEL THE COMPANY'S SERVICES
          The Company has entered into agreements, and intends to continue to do so, with various categories of Strategic Marketing Partners. It is anticipated that a "private labeled" online information package will be offered to the Strategic Marketing Partner's clients, and that this package will include proprietary Strategic Marketing Partner information in combination with other information provided by the Company. As a result, the Strategic Marketing Partner's client would receive a branded information package that is not available elsewhere.

     *    THE TELECOMMUNICATIONS INDUSTRY
          The Company believes that it can provide value-added services to the telecommunications market. Several Regional Bell Operating Companies have informed the Company that they are interested in promoting their CLASS services, examples of which include caller ID and enhanced call waiting with ID. Although such services can generate additional revenue for the telephone companies, they are presently difficult to use without a screen-based phone. To promote wider acceptance of such CLASS services, the Company believes that many of these telephone companies will be offering screen-based phones as a means to make these services more user-friendly. Wider distribution of screen-based phones provides the Company with a broader potential subscriber base.

     *    INFORMATION COMPANIES
          Companies that can only deliver information to their users on PCs are currently in discussions with the Company to provide information on relatively inexpensive and user-friendly devices, such as screen-based phones, PDAs and interactive voice response systems. It is anticipated that such information will be provided to the end user through the Company. Certain information will reside on the Company's information platform, in other instances, the Company's systems are linked to the systems of its information providers and/or Strategic Marketing Partners.

     *    DIRECT SUBSCRIBERS
          The Company intends to continue to offer its services under the name "SmartServ Online" directly to consumers, in particular to those consumers interested in real time financial market information. The Company believes that its services are attractive to consumers because the information is presented in a user-friendly manner on relatively inexpensive devices such as personal computers and screen-based phones.

STRATEGIC MARKETING PARTNER RELATIONSHIPS
Strategic Marketing Partners and the related marketing arrangements are as follows:

     SCHRODER & CO., INC. has announced the availability of the Company's services to its correspondent relationships. The Company has also been selected by Schroder to provide new innovative financial online services to its correspondent firms. Andrew Peck & Associates, Inc. has deployed the Company's information services to its customers, providing such customers with the ability to receive real-time stock quotes and to execute securities transactions online through a PC. Additionally, First Montauk Securities, Inc. has announced the availability of the Company's "BrokerNet" product to its 400 retail stock brokers. During the year ended June 30, 1997, the Schroder relationship accounted for approximately 46.4% of the Company's revenues.

     HERZOG, HEINE, GEDULD, INC. has agreed to offer the Company's services to its customers and those of its correspondent relationships. The Company has been restricted from furtherance of this relationship as a result of limited personnel availability and working capital constraints.

     SPRINT COMMUNICATIONS CORP. entered into an agreement with the Company for the marketing and distribution of the Company's suite of information and entertainment services to Sprint's Las Vegas telephone customers commencing March 1997. The launch of the "Sprint Information Services" program included a comprehensive direct marketing program to its embedded base of existing screen phone customers, and a 500,000 piece insertion in monthly customer statements. Of particular significance as regards customer retention is the fact that Sprint has incorporated the Company's billing information on page 3 of its monthly customer statements. In September 1997, the companies entered into a 3 year contract with respect to the expansion of the Company's services into markets nationwide. The Company anticipates that this will result in the deployment of the Company's information services in the Florida, New York, North Carolina and other designated markets before Sprint embarks on a national campaign. Although the Company believes that several thousand customers will receive online information services in the first year of this alliance and that ultimately the customer base will exceed 60,000 users, no assurance can be given that the Company's information services will be accepted on such a wide-spread basis.

     WINK COMMUNICATIONS has entered into an agreement with the Company to provide the Company's financial and entertainment information via interactive cable TV to potentially millions of viewers. Wink has been selected as the technology of choice by the major cable box manufacturers, including Pioneer Digital Technologies, Scientific Atlanta and General Instrument. The Company has been restricted from furtherance of this relationship as a result of limited personnel availability and working capital constraints.

     AT&T WORLDNET has entered into an agreement with the Company for the co-branding and marketing of the Company's online information and AT&T's internet product, "WorldNet". This alliance represents a potential source of revenues to the Company and provides the Company's customers with the assurance of high quality service and connectivity through AT&T's worldwide network.

     NORTHERN TELECOM, INC. has begun direct marketing campaigns for the Company's services to the telecommunications industry through joint sales promotions which include its PowerTouch 350 telephones, as well as through catalog advertisements and national retail outlets. In September 1996, Northern Telecom and the Company embarked on a joint advertising campaign focusing on the investment community via print media such as the Wall Street Journal and Investors Business Daily. The Company has been restricted from furtherance of this relationship as a result of limited personnel availability and working capital constraints.

     CIDCO INCORPORATED has entered into an agreement with the Company whereby CIDCO will market screen-based phones with access to the Company's online information services and assist in the development of other Analog Display Services Interface based applications. The Company has been restricted from furtherance of this relationship as a result of limited personnel availability and working capital constraints.


The Company continues to have discussions about potential marketing opportunities with other major telecommunications and stock brokerage companies; however, there can be no assurance that the Company will enter into agreements with any such companies.

MARKETING VEHICLES

DIRECT MARKETING -- The Company has implemented a targeted, direct marketing program aimed at the small office/home office, business professional, private investor and retail consumer markets. These programs have included and will continue to include advertising in financial related magazines and newspapers, cable television commercials, and subscriber referral programs. The Company also plans to promote SmartServ Online on the Internet, through its Internet home page, from which the Company's communications software can be downloaded, as well as through other reciprocal marketing arrangements with Zacks Investment Research, Inc., Bell South.net, and Q-Up Systems.

STRATEGIC PARTNER MARKETING -- The Company's intent is to continue to work with its current and potential Strategic Marketing Partners to enhance the efficiency and effectiveness of their marketing and distribution efforts. Each Strategic Marketing Partner approaches the market differently depending on its business strategy, consumer mix and competitive situation. It is expected that a potential Strategic Marketing Partner will initially test a variety of marketing and selling options to determine the most cost effective technique to obtain the maximum number of customers in the least amount of time. The Company intends to offer technical and marketing support to enhance the effectiveness of a potential Strategic Marketing Partner's marketing efforts. For example, the design and preparation of the specific product offering, collateral and other promotional materials will be coordinated with a potential Strategic Marketing Partner to reflect the best overall positioning of the product to the consumer.

The Company has demonstrated and intends to continue to demonstrate that it has the technological infrastructure and ability to distribute online information to the customers of actual and potential Strategic Marketing Partners. This is typically done via a testing program with design input from the Strategic Marketing Partner.

The Company's services are priced, as determined by the Company and the Strategic Marketing Partner, based on a pre-negotiated monthly base charge and transaction fees derived from specific value-added services purchased by end users. The monthly base charge varies, between $7.95 and $300.00 per month, depending on the product offered and market segment served. Certain services include a specific amount of access time providing that additional usage beyond the specified amount is billed based upon a negotiated rate. In the case of direct subscribers, subscriptions are automatically renewed each month and fees are generally charged to credit cards until a subscriber requests cancellation.

To attract direct subscribers and Strategic Marketing Partners, the Company provides free trial periods of its custom communications software to potential direct subscribers and Strategic Marketing Partners to allow them to sample the Company's services.

COMPETITION
The market for online information and transactional services is highly competitive and subject to rapid innovation and technological change, shifting consumer preferences and frequent new service introductions. In addition to competing with other companies that provide screen-based phones in combination with online services, such as Online Resources and Communications Corporation, and InteliData, the Company also faces increasing competition from other emerging services delivered through PCs, such as developing transactional services offered by Checkfree Corporation, Microsoft Corp., PC Quote, Inc., Intuit Inc., Electronic Data Systems Corp. and other software and online companies. The Company expects competition to increase from existing competitors and from new competitors, possibly including telecommunications companies. Established online information services including America Online, Inc., CompuServe Inc. and Prodigy Services Co. offer competing services delivered through home computers. Most of the Company's competitors and potential competitors have substantially greater financial, marketing and technical resources than the Company. The Company believes that potential new competitors, including large multimedia and information system companies, are increasing their focus on transaction processing. Increased competition in the market for the Company's services could materially and adversely affect the Company's results of operations through price reductions and loss of market share.

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

The principal competitive factors in the online services industry include content, product features and quality, ease of use, access to distribution channels, brand recognition, reliability and price. Management believes the strategy of establishing alliances with potential Strategic Marketing Partners, and its ability to provide what is believed to be a unique software architecture should enable the Company to compete effectively.


SOFTWARE
The Company has developed proprietary software that it believes makes its services easy to use and visually appealing, and which utilize the capabilities of screen-based phones, PCs, PDAs, the Internet, interactive voice response systems, alpha-numeric pagers and PCS devices.

The Company has completed development of front-end communications software (i.e., a user interface) for screen-based phones, PCs and PDAs, the Internet, interactive voice response systems and alpha-numeric pagers. Such display software creates a user-friendly method allowing the user to communicate with the

Company's information data base. The Company intends to continue to dedicate its internal resources to developing communication tools to foster interaction and improved navigation and presentation techniques to make it easier for subscribers to find and use relevant services.

During the fiscal years ended June 30, 1997 and 1996, the Company incurred $1,133,884 and $1,037,941, respectively, for research and project development activities. It is estimated that the Company will require between $150,000 and $200,000 to support the additional programming and supervisory personnel necessary to integrate the Company's software with the information systems of each of its Strategic Marketing Partners.


PROPRIETARY RIGHTS
The Company has designed and developed its own "device independent" information platform, "SmartServ", based on Sun Microsystems, Inc. computers and Oracle Corp.'s version 7.X relational database manager, to support a variety of end user devices. This platform formats information for a particular device and presents it in a user friendly manner. The Company relies upon a combination of contract provisions and copyrights, trade secret laws, and a service mark and trademark to attempt to protect its proprietary rights. The Company licenses the use of its services to Strategic Marketing Partners and direct subscribers under agreements that contain terms and conditions prohibiting the unauthorized reproduction of the Company's software and services. Although the Company intends to protect its rights vigorously, there can be no assurance that any of the foregoing measures will be successful.

The Company seeks to protect the source code of its software as a trade secret and as an unpublished copyrighted work. The Company has obtained an allowance of its U.S. trademark application for the mark "SmartServ Online" for the computer software used with its platform services and expects a U.S. trademark registration for the mark to be granted in the near future. This registration will have an initial term of 10 years and be renewable indefinitely for successive 10-year terms upon filing proof of continued use of the mark. The Company has also filed an intent-to-use application to register "SmartServ Online" as a service mark for its platform services and as a trademark for related computer hardware. Additionally, the Company is considering the submission of patent applications for various aspects of its information delivery systems.

The Company believes that its software, services, service mark and trademark and other proprietary rights do not infringe on the proprietary rights of third parties. From time to time, however, the Company may receive communications from third parties asserting that features or contents of certain of its services may infringe upon copyrights or other rights of such parties. To date, the Company has received one such communication, dated May 23, 1995, but believes that the assertion contained therein is without merit. Since the receipt of such letter, the Company has not received further correspondence. There can be no assurance, however, that the infringement claim asserted in such letter will not ultimately require the Company to enter into a royalty arrangement or result in litigation. Further, there can be no assurance that other third parties will not assert infringement claims against the Company with respect to current features, content or services or that any such assertion may not require the Company to enter into royalty arrangements or result in litigation.

GOVERNMENT REGULATION
The Company is not currently subject to direct regulation other than federal and state regulation generally applicable to businesses. However, changes in the regulatory environment relating to the telecommunications and media industry could have an effect on the Company's business, including regulatory changes which directly or indirectly affect telecommunication costs or increase the likelihood or scope of competition from regional telephone companies. Additionally, legislative proposals from international, federal and state governmental bodies in the areas of content regulation, intellectual property and privacy rights, as well as federal and state tax issues could impose additional regulations and obligations upon all online service providers. The Company cannot predict the likelihood that any such legislation will pass, or the financial impact, if any, the resulting regulation or taxation may have.

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


EMPLOYEES
The Company employs 22 people, of whom 19 are full-time employees. It is anticipated that a minimum of 3 to 6 people will be added during the period ending December 31, 1997, in response to the computer programming requirements of Strategic Marketing Partners' product offerings and for customer support. None of the Company's employees are covered by a collective bargaining agreement and the Company believes that its relationship with its employees is satisfactory.

ITEM 2.    DESCRIPTION OF PROPERTY
-------

The Company occupies approximately 6,300 square feet in a leased facility located in Stamford, Connecticut. The lease expires in October 2002.


ITEM 3.    LEGAL PROCEEDINGS
-------

As previously reported, in August 1996, the Company commenced an action in the Supreme Court of the State of New York, New York County, against Strategica Inc. and its affiliated entities ("Strategica"). Strategica asserted a counterclaim against the Company for breach of contract. The Company and Strategica entered into a settlement agreement providing for the payment of $100,000 by the Company.

There are no other pending or threatened material legal proceedings against the Company or any of its properties.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------

None.

                                     PART II


ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-------

SmartServ's $.01 par value common stock ("Common Stock") commenced trading on March 21, 1996 on the over-the-counter market and is quoted on the National Association of Securities Dealers' Automated Quotation System ("NASDAQ"). The Company's Redeemable Common Stock Purchase Warrants ("Warrants") also commenced trading on March 21, 1996 on the over-the-counter market and are quoted on the NASDAQ.

On May 22, 1997, the Company received notification from The Nasdaq Stock Market that with the filing of Form 10-QSB for the quarter ended March 31, 1997, the Company no longer met the total asset and net capital requirements of $2,000,000 and $1,000,000, respectively, for continued listing of the Company's securities on The Nasdaq Stock Market. Commencing September 17, 1997, NASDAQ changed the trading symbol for the Company's Common Stock and Warrants from SSOL and SSOLW to SSOLC and SSOWC, respectively, subject to compliance with its total asset and net capital requirements on or prior to September 30, 1997.

The Company completed a private placement of $4 million of Prepaid Common Stock Purchase Warrants on September 30, 1997 and has submitted various information to NASDAQ to demonstrate the Company's compliance with NASDAQ's listing requirements. The Company's Common Stock and Warrants will continue to trade under SSOLC and SSOWC pending approval of the financing transaction by NASDAQ.

The following table sets forth the high and low prices for the Common Stock and Warrants during the periods indicated as reported by NASDAQ.

                                   COMMON STOCK                   WARRANTS
                                  HIGH      LOW               HIGH       LOW
YEAR ENDED JUNE 30, 1997

First Quarter                  $  7.500   $ 4.750           $ 3.8750   $ 2.5000
Second Quarter                    6.375     4.250             3.2500     1.2500
Third Quarter                     5.375     4.375             2.0625     1.3125
Fourth Quarter                    4.625     1.875             1.5000     0.5312


YEAR ENDED JUNE 30, 1996

Third Quarter                     7.500     6.000             4.125      3.000
Fourth Quarter                    8.250     5.500             4.500      2.750



As of October 9, 1997 the Company had 3,695,000 shares of Common Stock outstanding held by 53 record holders. The Company estimates that the Common Stock is held by approximately 1,500 beneficial holders. As of such date, the Company had 2,762,000 Warrants outstanding held by 20 record holders.

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

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
-------


PLAN OF OPERATION

The Company provides online information and transactional services through screen-based telephones, personal computers, personal digital assistants, the Internet, interactive voice response systems, alpha-numeric paging devices and other personal communications systems to clients of potential Strategic Marketing Partners, as well as to prospective direct subscribers. The Company has exited from the development stage with the completion of its software architecture and product offering and has commenced the implementation its marketing strategies.

The Company's plan of operation includes programs for marketing simultaneously at two distinct levels. At the first level, the Company is developing strategic marketing relationships with key partners that provide access to large numbers of potential subscribers for its monthly services. These partners include regional telephone operating companies, long distance carriers, telephone equipment manufacturers and others who distribute screen telephone equipment, market local screen telephone services or otherwise benefit from the increased acceptance of these devices. Screen phones were developed to facilitate the use of caller ID, call waiting and other services offered at a premium by the telephone companies. To these partners, the Company's services are perceived as a means of increasing interest in and sales of screen telephones, and there is thus a strong incentive to promote the Company's services as a value-added benefit.

The Company is also working with businesses that desire to provide new services, such as those provided by the Company, to an existing base of clients. Examples include brokerage firms, such as Andrew Peck & Associates, Inc., First Montauk Securities, Inc., and other correspondents of Schroder & Co., Inc. whose clients can benefit from the efficiency, convenience and timeliness of the information services provided by the Company. The Company will co-brand with its Strategic Marketing Partner or offer its services under its Strategic Marketing Partner's name. By providing this branding flexibility, the Company has been able to expand the number of businesses interested in forming relationships with it, and has the ability to market its services under far more recognizable brand names than its own.

The Company is working with Strategic Marketing Partners to assure awareness of the Company's services by consumers. Programs under development with existing Strategic Marketing Partners, such as Northern Telecom and CIDCO Incorporated, include direct marketing, package inserts, and in-store promotions.

At the second level, the Company has initiated a direct marketing program for its SmartServ "Pro" stock quote services. The response to advertisements in Investors' Business Daily and television commercials run on cable station CNBC have demonstrated that a strong and active market exists for this information.

Management believes that most of the Company's revenues will ultimately be derived from end users who purchase the Company's services through Strategic Marketing Partners with mass distribution capabilities. The Company anticipates that Strategic Marketing Partners will brand the Company's "bundled" information services with their own private label, promote the packaged offering and then distribute the Company's information package on screen-based phones, PCs, PDAs, the Internet, interactive voice response systems, alpha-numeric pagers and other PCS devices to their clients. The Company has the ability to customize the information package to be offered to each Strategic Marketing

Partner, and in turn to their end users. The Company is also developing a direct subscriber base. It is anticipated that the monthly base charge will vary, between $7.95 and $300.00 per month, depending upon the product offering and specific market segment.

Management anticipates that staffing requirements associated with the implementation of its plan of operation will result in the addition of a minimum of 3 to 6 personnel during the period ending December 31, 1997. Such personnel will be added to assist with the programming requirements of Strategic Marketing Partners' product offerings and for customer support.


RESULTS OF OPERATIONS

During the fiscal year ended June 30, 1997, the Company commenced the implementation of its marketing strategies. Sales of the Company's retail stock quote product and related screen-based telephones were approximately $323,586 and sales to Sprint customers were approximately $22,775. Additionally, revenues from the design and implementation of services to Strategic Marketing Partners were $342,249. There can however, be no assurance that the Company's product offering will continue to be accepted in the marketplace.

FISCAL YEAR ENDED JUNE 30, 1997 VERSUS FISCAL YEAR ENDED JUNE 30, 1996

During the year ended June 30, 1997, the Company commenced the implementation of its marketing plan and recorded revenues of $346,361 from the sale of its information services and related screen-based telephones. Additionally, the Company recorded revenues of $342,249 related to design, development and implementation services associated with its arrangement with Schroder & Co., Inc. During the comparable 1996 period, the Company received design and development fees of $103,500 which were offset against product development expenses because the Company was considered a development stage enterprise.

During the year ended June 30, 1997, with the Company's departure from the development stage, it incurred costs of revenues of $1,133,884. Such costs consisted primarily of information and communication costs ($390,000), personnel costs ($417,500), computer hardware leases and maintenance ($201,800) and screenphone purchases ($95,300). Product development costs were $1,150,224 vs. $1,037,941 for the year ended June 30, 1996. Such costs consisted primarily of personnel costs ($686,100) and computer system consultants ($454,000). Included in personnel costs is a non-cash charge of approximately $73,000 for the change in market value of employee stock options. During the year ended June 30, 1996 such product development expenses consisted primarily of personnel costs.

During the year ended June 30, 1997, the Company incurred selling, general and administrative expenses of $2,861,845 vs. $1,220,340 for the year ended June 30, 1996. Such costs were incurred primarily for personnel costs ($893,650), facilities ($148,000), marketing cost ($275,350), advertising costs ($540,000), professional fees ($456,600), and telecommunications costs ($85,900). Selling, general and administrative costs increased over the prior year as a result of the Company's efforts to build an infrastructure capable of supporting its operations and the marketing and advertising of its information product offering. Included in personnel costs is a non-cash charge of approximately $115,000 related to the change in value of employee stock options. The necessary funds to support these efforts were provided by the Company's Initial Public Offering ("IPO") in March 1996 and revenues from information sales and services.

Interest income for the year ended June 30, 1997 amounted to $74,507 vs. $51,527 for the year ended June 30, 1996. Such amounts were earned primarily from the Company's investments in highly liquid commercial paper. Interest and financing costs for the year ended June 30, 1997 were $51,646. Such amounts were incurred in connection the issuance of short-term notes payable and with an insurance financing arrangement. Interest and financing costs for the year ended June 30, 1996 were incurred in connection with the senior and subordinated notes, as well as the bridge financing outstanding during the period and amounted to $759,533.


FISCAL YEAR ENDED JUNE 30, 1996 VERSUS FISCAL YEAR ENDED JUNE 30, 1995

During the year ended June 30, 1996, the Company incurred product development expenses of $1,037,941 vs. $677,303 for the year ended June 30, 1995. The bulk of such costs ($755,218) were incurred in the second half of the Company's 1996 fiscal year as a result of the Company's enhanced efforts to complete the development of its information platform. These efforts were funded by the Company's IPO and the borrowing of $1,200,000 of short-term debt. Included in, and offset against, product development costs for the years ended June 30, 1996 and 1995 were $103,500 and $210,000, respectively, which were received from the Company's Strategic Marketing Partners to assist in the development of computer software applications for use by both the Company and its Strategic Marketing Partners. During the year ended June 30, 1995, the Company wrote-off approximately $182,000 of previously capitalized software development costs resulting from the delayed commercialization and availability of its products and services.

During the year ended June 30, 1996, the Company incurred selling, general and administrative expenses of $1,220,340 vs. $769,821 during the year ended June 30, 1995. The increase resulted primarily from the increase in fees ($160,000) paid to financial and marketing consultants, a non-cash charge ($110,000) relating to the grant of employee stock options, an increase in professional fees ($50,000), the hiring of a public relations firm in connection with the IPO ($40,000), and the hiring of financial and marketing personnel during the fourth quarter ($32,000).

During the year ended June 30, 1996, the Company incurred interest costs of $242,000 vs. $106,595 during the fiscal year ended June 30, 1995. This increase was a direct result of the issuance of $1,200,000 in short-term notes during the year and the increased length of time during which long-term debt was outstanding during the year. Debt origination costs increased from $300,000 in the fiscal year ended June 30, 1995 to $517,533 in the fiscal year ended June 30, 1996. During 1995, the Company issued Common Stock valued at $300,000 to
InterBank Corporation as additional consideration for the issuance of $312,500 of senior notes. During 1996, the Company incurred underwriting ($180,000) and legal ($45,000) fees in connection with the issuance of the $1,200,000 of short-term notes and related common stock purchase warrants. In addition, the Company wrote-off deferred financing costs of $260,000 in connection with the Company's inability to obtain an acceptable loan commitment from Stategica, a financial intermediary which had received 116,550 shares of Common Stock in exchange for a commitment to provide the Company with a $2,500,000 line of credit facility.

CAPITAL RESOURCES AND LIQUIDITY

Since inception of the Company on August 20, 1993 through March 21, 1996, the date of the IPO, the Company had funded its operations through a combination of private debt and equity financings totaling $2,900,000 and $300,000, respectively.

The IPO of 1,695,000 common shares and 1,725,000 common stock purchase warrants on March 21,1996 provided the Company with gross proceeds of $8,647,500. Direct costs associated with the IPO were approximately $1,589,000. In conjunction with the IPO, the Company converted one-half of the convertible subordinated debt and accrued interest thereon into 427,735 shares of Common Stock at a conversion rate of $1.65 per share. The remainder of the debt and accrued interest thereon, totaling $705,763, was repaid from the proceeds of the IPO. Additionally, the Company retired senior notes amounting to $462,502, as well as the short-term notes amounting to $1,200,000.

On September 30, 1997, The Zanett Securities Company ("Zanett"), acting as placement agent for the Company, completed a private placement ("Placement") of $4 million of the Company's Prepaid Common Stock Purchase Warrants ("Prepaid Warrants"). The sale of these Prepaid Warrants was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Regulation
D. Each Prepaid Warrant entitles the holder to purchase that number of Common Stock that is equal to $1,000 divided by the applicable exercise price. Such exercise price is determined initially as 70% of the average closing bid price of the Common Stock for the 10 trading days ending on the day prior to exercise of the Prepaid Warrants. Additionally, the exercise discount shall be increased by 1% for each subsequent 60 day period that the Prepaid Warrants remain unexercised. The exercise price, however, shall never exceed $1.40. The Prepaid Warrants may be exercised on the earlier of the date upon which a registration statement is declared effective by the SEC or December 29, 1997. The sale of Common Stock issued upon exercise of the Prepaid Warrants is restricted to one-third for the first 60, 90 and 120 days subsequent to the registration statement becoming effective. The Prepaid Warrants expire on September 30, 2000.

As compensation for the successful completion of the Placement, Zanett received a placement fee and an unaccountable expense allowance of 10% and 3%, respectively, of the gross proceeds of the Placement. Additionally, the Company issued 600,000 Common Stock Purchase Warrants to Zanett that are exercisable at $1.125 per share of Common Stock.

Also in conjunction with the Placement, the Company entered into an agreement with a financial consultant who is an affiliate of Zanett Lombardier, Ltd, an investor in the Prepaid Warrants. During the five-year term of the agreement this consultant will provide the Company with advisory services relating to financial and strategic ventures and alliances, investment banking and general financial advisory services, and advice and assistance with the Company's market development activities. As compensation for these services, the Company issued 3,555,555 Common Stock Purchase Warrants to this financial consultant that are exercisable at $1.125 per share of Common Stock.

As part of the Placement, Zanett converted a note payable of $772,222, issued pursuant to a Line of Credit Agreement dated May 29, 1997, as amended, and accrued interest thereon of $63,837 into Prepaid Warrants. The net proceeds of the Placement of $2,643,941 will be used for general working capital requirements.

The Company has entered into a 3 year contract with Sprint/United Management Corp. and is currently negotiating agreements with several major stock brokerage firms. While the Company believes that significant revenues will be earned from these contracts, there is no assurance that such revenues will be forthcoming.

Management estimates that the net proceeds from the Placement will be sufficient to support the Company's operations through April 1998. The Company intends to seek additional sources of capital and liquidity through collaborative agreements, through the redemption of the outstanding common stock purchase warrants or through public or private financing; however, there can be no assurance that additional financing will be available on acceptable terms or at all.

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

ITEM 7.    FINANCIAL STATEMENTS



                                                                            PAGE

Report of Independent Auditors                                               20

Balance Sheets as of June 30, 1997 and 1996                                  21

Statements of Operations for the years
     ended June 30, 1997, 1996 and 1995                                      23

Statement of Stockholders' Equity (Deficiency)
     for the years ended June 30, 1997, 1996 and 1995                        24

Statements of Cash Flow for the years
     ended June 30, 1997, 1996 and 1995                                      26

Notes to Financial Statements                                                27

                         REPORT OF INDEPENDENT AUDITORS




Stockholders and Board of Directors
SmartServ Online, Inc.

We have audited the accompanying balance sheets of SmartServ Online, Inc. as of June 30, 1997 and 1996, and the related statements of operations, stockholders' equity (deficiency), and cash flows for each of the three years in the period ended June 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SmartServ Online, Inc. at June 30, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 1997, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that SmartServ Online, Inc. will continue as a going concern. As more fully described in Note 1, the Company has incurred recurring operating losses and has a working capital deficiency. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.



/S/ ERNST & YOUNG LLP


Stamford, Connecticut
October 6, 1997

                             SMARTSERV ONLINE, INC.

                                 BALANCE SHEETS


                                                               JUNE 30
                                                     --------------------------
                                                         1997           1996
                                                     -----------    -----------
ASSETS

Current assets
   Cash                                              $    93,345    $ 3,460,850
   Accounts receivable, net of an allowance
       for losses of $6,000 in 1997 and $0 in 1996       149,782         57,990
   Prepaid expenses                                       90,725         68,310
                                                     -----------    -----------
Total current assets                                     333,852      3,587,150
                                                     -----------    -----------

Property and equipment
   Data processing equipment                             564,098        280,814
   Data processing equipment purchased
       under a capital lease                             246,211           --
   Office furniture and equipment                         69,196         37,051
   Leasehold improvements                                 36,357           --
   Display equipment                                       9,635          9,635
                                                     -----------    -----------
                                                         925,497        327,500
   Accumulated depreciation, including $8,207 for
       equipment purchase under a capital lease         (181,783)       (68,601)
                                                     -----------    -----------
                                                         743,714        258,899
                                                     -----------    -----------

Other assets
   Deferred charges                                       87,905         63,000
   Security deposit                                       81,218         81,218
                                                     -----------    -----------
                                                         169,123        144,218
                                                     -----------    -----------

Total Assets                                         $ 1,246,689    $ 3,990,267
                                                     ===========    ===========




See accompanying notes.

                                                                    JUNE 30
                                                          --------------------------
                                                              1997           1996
                                                          -----------    -----------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities
   Accounts payable                                       $   829,355    $   406,498
   Accrued liabilities                                        211,813         76,353
   Accrued interest                                            16,323           --
   Payroll taxes payable                                       20,383         14,901
   Salaries payable                                            46,018         44,654
   Current portion of capital lease obligation                 86,072           --
   Deferred revenues                                           24,914           --
                                                          -----------    -----------
Total current liabilities                                   1,234,878        542,406
                                                          -----------    -----------

Long-term portion of capital lease obligation                 160,139           --

Notes payable                                                 550,000           --

Stockholders' equity (deficiency)
Common stock - $.01 par value
   Authorized - 15,000,000 shares
   Issued and outstanding - 3,695,000 shares at
     June 30, 1997 and 1996                                    36,950         36,950
Additional paid-in capital                                  9,046,592      8,758,299
Accumulated deficit                                        (9,781,870)    (5,347,388)
                                                          -----------    -----------
Total stockholders' equity (deficiency)                      (698,328)     3,447,861
                                                          -----------    -----------

Total Liabilities and Stockholders' Equity (Deficiency)   $ 1,246,689    $ 3,990,267
                                                          ===========    ===========

                             SMARTSERV ONLINE, INC.

                            STATEMENTS OF OPERATIONS


                                                     YEAR ENDED JUNE 30
                                         -----------------------------------------
                                             1997           1996           1995
                                         -----------------------------------------
Revenues                                 $   688,610    $      --      $      --
                                         -----------    -----------    -----------

Costs and expenses
   Cost of services                       (1,133,884)          --             --
   Product development expenses           (1,150,224)    (1,037,941)      (677,303)
   Selling, general and administrative
         expenses                         (2,861,845)    (1,220,340)      (769,821)
                                         -----------    -----------    -----------

Total costs and expenses                  (5,145,953)    (2,258,281)    (1,447,124)
                                         -----------    -----------    -----------

Loss from operations                      (4,457,343)    (2,258,281)    (1,447,124)
                                         -----------    -----------    -----------

Other income (expense):
   Interest income                            74,507         51,527          7,536
   Interest expense                          (20,194)      (242,000)      (106,595)
   Debt origination costs                    (31,452)      (517,533)      (300,000)
                                         -----------    -----------    -----------

                                              22,861       (708,006)      (399,059)
                                         -----------    -----------    -----------

Net loss                                 $(4,434,482)   $(2,966,287)   $(1,846,183)
                                         ===========    ===========    ===========

Net loss per share (Note 2)              $     (1.20)   $     (1.26)   $     (1.12)
                                         ===========    ===========    ===========

Weighted average shares outstanding
   (Note 2)                                3,695,000      2,355,000      1,643,000
                                         ===========    ===========    ===========

See accompanying notes.

                             SMARTSERV ONLINE, INC.

                 STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)

                                                             COMMON STOCK                          ADDITIONAL
                                                      --------------------------      PAID-IN      ACCUMULATED
                                                         SHARES       PAR VALUE       CAPITAL        DEFICIT
                                                      -----------    -----------    -----------    -----------
Balances at July 1, 1994                                1,756,000          8,819      1,228,145       (534,918)

Conversion of equity investment by an investor to
   debt (12% notes due December 31, 1999) on
   January 1, 1995                                       (881,000)        (8,810)    (1,191,190)          --
Cancellation of Class A (voting) common stock on
   March 15, 1995                                        (875,000)            (9)          --             --
Issuance of common stock in exchange for Class A
   (voting) common stock to officers on March 15,
                                               1995     1,597,500         15,975        (15,975)          --
Issuance of common stock to investors in
   conjunction with issuance of $312,500, 12% notes
   on March 15, 1995                                      177,500          1,775        298,225           --
Net loss                                                                                            (1,846,183)
                                                      -----------    -----------    -----------    -----------

Balances at June 30, 1995                               1,775,000         17,750        319,205     (2,381,101)

Issuance of common stock and warrants to investors
   at $4.00                                                57,500            575        229,425           --
Issuance of warrants in conjunction with the
   $1,200,000 of Bridge notes                                --             --           30,000           --
Cancellation of 395,535 shares previously issued to
   officers                                              (393,535)        (3,935)         3,935           --
Issuance of common stock at $5.00 per share and
   1,725,000 warrants at $0.10 per warrant, net of
   direct costs of the offering of $1,588,852           1,695,000         16,950      7,041,698           --
Issuance of 427,735 shares of common stock for
   redemption of the $612,500, 12% convertible,
   subordinated notes and accrued interest thereon        427,735          4,277        701,486           --
Issuance of common stock to a financing
   intermediary for arrangement of a standby
   revolving credit proposal                              116,550          1,165        231,935           --
Issuance of common stock to an investor in
   accordance with the terms of the $312,500, 12%
   notes                                                   16,750            168         33,332           --
Other issuances of warrants                                  --             --            1,510           --
Issuance of employee stock options                           --             --          165,773           --
Net loss                                                     --             --             --       (2,966,287)
                                                      -----------    -----------    -----------    -----------

Balances at June 30, 1996                               3,695,000    $    36,950    $ 8,758,299    $(5,347,388)
                                                      ===========    ===========    ===========    ===========

                                   (Continued)
See accompanying notes.

                             SMARTSERV ONLINE, INC.

                 STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)

                                                             COMMON STOCK                          ADDITIONAL
                                                      --------------------------      PAID-IN      ACCUMULATED
                                                         SHARES       PAR VALUE       CAPITAL        DEFICIT
                                                      -----------    -----------    -----------    -----------
Balances at June 30, 1996                               3,695,000    $    36,950    $ 8,758,299    $(5,347,388)

Change in market value of employee options                  --              --          188,293           --

Issuance of warrants in connection with
   investment advisory services                             --              --           75,000           --

Issuance of warrants in connection with
   short-term line of credit                                --              --           25,000           --

Net loss                                                    --              --             --       (4,434,482)
                                                      -----------    -----------    -----------    -----------

Balance at June 30, 1997                                3,695,000    $    36,950    $ 9,046,592    $(9,781,870)
                                                      ===========    ===========    ===========    ===========



See accompanying notes.

                             SMARTSERV ONLINE, INC.

                            STATEMENTS OF CASH FLOWS

                                                                         YEAR ENDED JUNE 30
                                                              -----------------------------------------
                                                                 1997           1996           1995
                                                              -----------    -----------    -----------
OPERATING ACTIVITIES
Net loss                                                      $(4,434,482)   $(2,966,287)   $(1,846,183)
Adjustments to reconcile net loss to net cash used in
operating activities:
       Depreciation and amortization                              149,182         41,285         23,647
       Write-off of software development costs                       --             --          181,956
       Provision for losses on and write-off of receivables        29,248           --             --
       Noncash charges for interest expense                          --           94,274           --
       Noncash debt origination costs                              30,449        477,089        300,000
       Compensation expense                                       188,293        165,773           --
       Consulting services                                         75,000        (10,002)       125,002
       Other changes that provided (used) cash
          Accounts receivable                                    (121,040)       (57,990)          --
          Inventories                                                --           10,440         (4,564)
          Prepaid expenses                                        (22,415)       (23,641)        (1,461)
          Accounts payable and accrued liabilities                558,317        178,136        121,482
          Accrued interest                                         16,323       (106,595)       106,595
          Payroll taxes payable                                     5,482        (73,282)        57,451
          Salaries payable                                          1,364         16,462         12,068
          Unearned revenue                                         24,914           --          (25,000)
                                                              -----------    -----------    -----------
Net cash used in operating activities                          (3,499,365)    (2,254,338)      (949,007)
                                                              -----------    -----------    -----------

INVESTING ACTIVITIES
Purchase of equipment                                            (351,786)      (190,973)       (43,116)
                                                              -----------    -----------    -----------
Net cash used in investing activities                            (351,786)      (190,973)       (43,116)
                                                              -----------    -----------    -----------

FINANCING ACTIVITIES
Proceeds from the issuance of common stock                           --        8,705,000           --
Proceeds from the issuance of warrants                               --          202,510           --
Proceeds from issuance of debt                                       --             --           25,000
Repayment of debt                                                    --         (612,500)          --
Proceeds from the issuance of notes                                  --             --          337,500
Repayment of notes                                                   --         (452,500)          --
Proceeds from the issuance of short-term notes                    493,646        999,000           --
Repayment of short-term notes                                        --       (1,200,000)          --
Due from officers, net                                               --          (38,497)        46,766
Capital contribution                                                 --             --               (9)
Deferred charges                                                  (10,000)      (108,000)          --
Costs of issuing common stock and warrants                           --       (1,588,852)          --
                                                              -----------    -----------    -----------
Net cash provided by financing activities                         483,646      5,906,161        409,257
                                                              -----------    -----------    -----------

Increase (decrease) in cash and cash equivalents               (3,367,505)     3,460,850       (582,866)
Cash at beginning of year                                       3,460,850           --          582,866
                                                              ===========    ===========    ===========
Cash at end of year                                           $    93,345    $ 3,460,850    $      --
                                                              ===========    ===========    ===========

See accompanying notes.

                             SMARTSERV ONLINE, INC.

                          NOTES TO FINANCIAL STATEMENTS



1. NATURE OF BUSINESS AND LIQUIDITY

SmartServ Online, Inc. (the "Company") commenced operations on August 20, 1993. The Company makes available online information and transactional services to subscribers through screen-based phones, personal computers, personal digital assistants, the Internet, interactive voice response systems, alpha-numeric pagers and other personal communications systems. The Company also offers a range of services designed to meet the varied needs of clients of potential Strategic Marketing Partners, as well as potential direct subscribers, including: business credit information, investment newsletters, stock research reports, stock quotes, nationwide business and residential directory services, business and financial news, sports information, research and analysis reports, trading activity reports by insiders of corporations, online FedEx package tracking, electronic mail, national weather reports and other business and entertainment information. The Company's software architecture and capabilities format information for a particular device and present the information in a user-friendly manner.

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

The Company has completed development of its information platform and communications software and exited the developmental stage; however, it has yet to generate significant revenues. The Company's financial statements for the year ended June 30, 1997 have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss of $4,434,482 for the year ended June 30, 1997 and as of such date had an accumulated deficit of $9,781,870. The Company's ability to generate fee revenue and working capital may not be sufficient to meet management's objectives as presently structured. Management recognizes that the Company must generate additional revenues or consider modifications to its sales and marketing program or institute cost reductions to allow it to continue to operate with available cash resources. There is no assurance that the Company will generate future revenues or cash flow from operations.

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

The Company's business plan focuses on the strategy of marketing its services in partnership with those companies that have an economic incentive to provide the Company's information platform to their customers. Through the use of this model, the consumer is a customer of both SmartServ and its Strategic Marketing Partner. The Company also believes that the sale of its information platform through the cooperative efforts of partners with more recognizable brand names than its own is important to its success.

The Company is marketing its services to the regional telephone operating companies, long distance carriers and telephone equipment manufacturers which have an incentive to increase the number of screen phones in service. The
Company believes its information platform to be a value-added service in connection with the sale of screen phones to the consumer market. In September 1997, the Company signed a 3 year contract with a major telecommunications company for the delivery of the Company's information services into additional markets beyond an initial trial city.

The Company is also working with businesses, such as brokerage firms, that need to disseminate proprietary information more effectively to their existing client base. The Company's information platform and communications architecture allows the bundling of its partners' proprietary information with its own value-added information, and makes this package available to subscribers 24 hours per day, 365 days per year. The Company is currently working with a stock brokerage company in an effort to provide proprietary account information to the customers of its correspondent relationships. As a direct result of this relationship, the Company is providing its stock quote product and online trading services to the customers of a correspondent relationship. Additionally, the Company has an agreement with another correspondent firm to make the Company's "BrokerNet" program available to its 400 independent stockbrokers.

Management believes that the Company's primary source of revenues will be derived from consumers who purchase the services through its Strategic Marketing Partners. This strategy provides for the distribution of information services to a potentially large audience. In an effort to diversify its revenue base, the Company has commenced development of a direct subscriber base. Through advertisements in business periodicals such as Investors' Business Daily and television commercials run on cable station CNBC, the Company has had success in marketing its SmartServ "Pro" stock quote service. At September 30, 1997, the Company had a subscriber base of approximately 3,400.

Notwithstanding the execution of a contract with a telecommunications company and the continual discussions with potential Strategic Marketing Partners about potential marketing relationships, there can be no assurance that the Company's products and services will continue to be accepted in the marketplace by the ultimate consumers.

The Company's plans for increasing cash resources in the event of limited acceptance of its product in the marketplace could include cost and expenditure reductions, additional funding through private or public offerings, and additional credit facility arrangements.


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION
---------------------
The financial statements are prepared in conformity with generally accepted accounting principles. During the year ended June 30, 1997, the Company exited the development stage.

USE OF ESTIMATES
----------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

LOSS PER SHARE
--------------
Net loss per share is computed based on the weighted average number of common shares and common equivalents outstanding during the period using the treasury stock method. Shares from the assumed exercise of options and warrants granted by the Company have been included in the computations of loss per share for all periods, unless their inclusion would be antidilutive. However, for purposes of computing net loss per share, options and warrants granted by the Company during the 12 months preceding the Initial Public Offering date have been included in the calculation of common and common equivalent shares outstanding as if they were outstanding for all periods presented prior to the Initial Public Offering, using the treasury stock method and the Initial Public Offering price of $5.00 per share.

FAIR VALUE OF FINANCIAL INSTRUMENTS
-----------------------------------
The carrying amounts of the Company's financial instruments approximate fair value.

CASH AND CASH EQUIVALENTS
-------------------------
The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

CONCENTRATION OF CREDIT RISK
----------------------------
Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of accounts receivable. There is no single geographic concentration of sales or related accounts receivable in the United States. At June 30, 1997 accounts receivable consist principally of amounts due from a major credit card company ($26,250), a stock brokerage firm ($83,400), and a telecommunications company ($25,000). The Company performs periodic credit evaluations of its customers and provides for credit losses in the financial statements.

PROPERTY AND EQUIPMENT
----------------------
Property and equipment are stated at cost and include equipment purchased under a capital lease. Depreciation is computed using the straight-line method over estimated useful lives of three to ten years.

ADVERTISING COSTS
-----------------
Advertising costs are expensed as incurred and were approximately $540,000, $0, and $0 in the fiscal year ended June 30, 1997, 1996 and 1995, respectively.

STOCK BASED COMPENSATION
------------------------
The Company maintains a stock option plan for employees and non-employee directors that provides for the granting of stock options for a fixed number of shares with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for this stock compensation plan in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees". Accordingly, compensation expense is recognized to the extent that the fair value of the stock exceeds the exercise price of the option at the measurement date. In 1997, the Company adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-based Compensation".

RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------
In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement 128, Earnings Per Share. Statement 128 establishes standards for computing and presenting earnings per share. This Statement simplifies the standards for computing earnings per share previously found in APB Opinion No. 15, and makes them comparable to international EPS standards. Also in February 1997, the FASB issued Statement No. 129, Disclosure of Information about Capital Structure. This Statement established standards for disclosing information about an entity's capital structure. Both of these statements are effective for fiscal years ending on or after December 15, 1997. The Company plans to adopt and apply the provisions of these statements for the fiscal year ending June 30, 1998. The resulting effect of the application of these statements is not expected to have a material impact on the financial statements.


3.    NOTES PAYABLE

On May 29, 1997, the Company entered into a line of credit facility with a financial institution for a maximum borrowing thereunder of $550,000. Borrowings under this facility were to be repaid on August 27, 1997 along with interest at the rate of 24% per annum. On July 21, 1997 and September 16, 1997, the facility was amended to provide for additional borrowings of up to $222,222. On September 30, 1997, notes payable of $772,222 and accrued interest thereon of $63,837 were converted into the Company's Prepaid Warrants as more fully described in Note 11.

In conjunction with the origination of the line of credit facility, the Company issued 250,000 common stock purchase warrants to the financial institution at prices ranging from $1.00 to $1.40. These warrants expire in September 2002.


4.    DEBT

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

Interest expense paid during the years ended June 30, 1997, 1996 and 1995 was $9,194, $327,600, and $0, respectively.

During the year ended June 30, 1997, the Company leased computer equipment with a capitalized cost of $246,211. The recording of such costs and the related capitalized lease obligation are non-cash transactions for the purposes of the Statement of Cash Flows.


5. EQUITY TRANSACTIONS

In conjunction with an August 1995 stock subscription in the amount of $230,000, the Company issued 57,500 shares of common stock and 67,500 common stock purchase warrants to a group of outside investors. The warrants provide for the purchase of common stock at $4.00 per share at any time during the five year period ending March 20, 2001. These warrants cannot be redeemed by the Company without the prior written consent of the holders.

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

Also in connection with the Initial Public Offering, the Company sold to the Underwriter for $10.00 warrants ("Underwriter's Warrants") for the purchase of 150,000 shares of common stock and 150,000 common stock purchase warrants. The Underwriter may exercise the Underwriter's warrants to purchase the common stock at $8.25 per share and the warrants at $.165 per warrant. The warrants provide for the purchase of common stock at $6.60 per share. The Underwriter's Warrants expire on March 20, 2001.

During the year ended June 30, 1997, the Company issued warrants for the purchase of 200,000 shares of common stock in connection with certain investment advisory agreements. Such warrants are exercisable at prices ranging from $2.00 to $4.00 per share through May 2002.

On June 30, 1997, the Company had warrants outstanding to purchase 2,762,500 shares of its common stock at prices ranging from $2.00 to $12.00 per share, expiring in fiscal years 2001 and 2002.


6. INCOME TAXES

At June 30, 1997 and 1996, the Company has recorded deferred tax assets aggregating $4,023,000 and $2,125,000, respectively. These deferred tax assets result from capitalized start-up costs that were deferred for income tax purposes, as well as from federal and state net operating tax loss carryforwards. At June 30, 1997 and 1996, the composition of the deferred tax asset was as follows:

                                                       1997           1996
                                                       ----           ----
         Capitalized Start-up Costs             $    1,486,000  $   1,858,000
         Net Operating Loss Carryforwards            2,537,000        267,000
                                                --------------  -------------

                                                $    4,023,000  $   2,125,000
                                                ==============  =============

In accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," the Company has established a valuation allowance to fully reserve the future income tax benefit of these deferred tax assets due to uncertainty about their future realization. The valuation allowance increased to $4,023,000 from $2,125,000 at June 30, 1996 and from $806,000 at June 30,
1995.

At June 30, 1997, the Company has net operating loss carryforwards for Federal income tax purposes of approximately $5,975,000 which expire in the years 2009 through 2012. As a result of the public issuance of stock by the Company on March 21, 1996, and the resultant change in ownership pursuant to Internal Revenue Code Section 382, the utilization of net operating losses incurred to this date of approximately $4,255,000 will be limited to an annual deductible amount of approximately $425,000.


7. LEASES

The Company leases office space at its Stamford, Connecticut headquarters under a noncancelable lease. The lease includes escalation clauses for items such as real estate taxes, building operation and maintenance expenses and electricity usage.

On May 1, 1997, the Company entered into a 3 year noncancelable capital lease for certain computer equipment used to provide information services.

Rent expense amounted to approximately $148,000, $111,000 and $110,000 for the years ended June 30, 1997, 1996 and 1995, respectively.

Minimum future rental payments at June 30, 1997 are as follows:


                                           OPERATING              CAPITAL
                                             LEASE                 LEASE
   FISCAL YEAR ENDING JUNE 30
                1998                 $      167,100          $     117,200
                1999                        173,400                100,500
                2000                        179,700                 83,700
                2001                        186,000                     --
                2002                        192,300                     --
          Thereafter                         67,000                     --
                                     --------------          -------------

                                     $      965,500                301,400
                                     ==============

         Less amounts representing interest                         55,189
                                                             -------------
                                                             $     246,211
                                                             =============

8. COMMITMENTS

In August 1996, the Company commenced an action in the Supreme Court of the State of New York, New York County, against Strategica Inc. and its affiliated entities ("Strategica"). Strategica asserted a counterclaim against the Company for breach of contract. The Company and Strategica entered into a settlement agreement providing for the payment of $100,000 by the Company.


9. SIGNIFICANT RELATIONSHIPS

During  the  year  ended  June  30,  1997,  one  Strategic   Marketing   Partner
relationship accounted for approximately 46.4% of the Company's revenues.


10. EMPLOYEE STOCK OPTION PLAN

In April 1996, the Board of Directors approved the establishment of an Employee Stock Option Plan authorizing stock option grants to directors, key employees, and consultants of the Company. The options are intended to qualify as incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, or as nonqualified stock options. The Plan provides for the exercise of such options at not less than the fair value of the stock on the date of grant and expire on the tenth anniversary of the date of grant. Pursuant to the terms of the Plan, each nonemployee director of the Company receives an initial grant to purchase 5,000 shares of common stock upon joining the Board, as well as an option to purchase 5,000 shares of common stock immediately following each annual meeting at which directors are elected. An aggregate of 400,000 shares of common stock has been reserved for issuance under the Plan which is administered by a committee designated by the Board of Directors of the Company.

In April 1996, the Board approved the grant of stock options to employees and officers of the Company for the purchase of 311,550 shares of common stock at prices ranging from $6.44 to $7.08 per share. The Company recorded a non-cash charge of $165,773 reflecting the compensatory nature of such issuance in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees." The Plan had not been approved by the Company's stockholders, and therefore, measurement of compensation varied with the changes in market value of the underlying stock. On July 16, 1996, the Board of Directors voted to cancel the outstanding employee options and reissue options covering a like number of shares to employees at an exercise price not less than the fair value ($5.06) at that date.

On September 24, 1997, the Board of Directors voted to cancel the outstanding employee and non-employee director options and reissue options covering a like number of shares to employees and non-employee directors at an exercise price not less than the fair value at that date.

Information concerning stock options for the Company's stock option plan is as follows:

                                                          YEAR ENDED JUNE 30,
                                        ------------------------------------------------------
                                                   1997                       1996
                                        ------------------------    --------------------------
                                                        Average                       Average
                                                        Exercise                      Exercise
                                         Options        Price        Options          Price
                                        -----------    ---------    -----------      ---------
Outstanding, beginning of year             311,550      $   6.47          --           --

Granted                                    424,975          5.23     311,550       $    6.47

Exercised                                       --         --             --           --

Cancelled                                  398,175          6.22          --           --
                                        -----------    ---------    -----------    -------------

Outstanding, end of year                   338,350          5.21     311,550            6.47
                                        ===========    =========    ===========    =============

Exercisable, end of year                    25,000          6.11          --            --
                                        ===========    =========    ===========    =============

Available for grant, end of year            61,650                    88,450
                                        ===========                 ===========


The following table summarizes information about the Company's stock options outstanding as of June 30, 1997.

                                     Options Outstanding               Options Exercisable
                           ------------------------------------      ----------------------

                                                    Average
                           Number of               Remaining          Number of
        Range of            Options      Average   Contractual         Options     Average
     Exercise Prices        (000's)      Prices    Life (Years)        (000's)      Price
-------------------------- ----------  ---------  ---------------    ----------- ----------
   $5.06 to   $6.25           338,350  $    5.21         7.0              25,000 $     6.11
                           ==========  =========  ===============    =========== ==========



Supplemental and Pro Forma Disclosure

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." This Statement requires companies to recognize compensation expense based on the respective fair values of the options at the date of grant. Companies that choose not to adopt the new rules will continue to apply the existing accounting rules contained in APB No. 25, but are required to disclose the pro forma effects on net income and earnings per share, as if the fair value based method of accounting had been applied.

The pro forma information regarding net income and earnings per share required by Statement 123 has been determined as if the Company had accounted for its employee stock option plan under the fair value methods described in that Statement. The fair value of options granted under the Company's employee stock option plan were estimated at the date of grant using the Black-Scholes option pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected dividend yield, the expected life of the options, the expected stock price volatility and the risk-free interest rate.

Pertinent assumptions with regard to the determination of fair value of the options and the their impact on earnings per shares are as follows:

                                                            1997     1996
                                                           ------   ------

  Weighted average dividend yield for options granted        0.0%     0.0%

  Weighted average expected life in years                    5.0      5.0

  Weighted average volatility                               70.8%    70.8%

  Risk-free interest rate                                    6.5%     6.28%

  Weighted average grant date fair value of options         $3.30    $4.07

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. As such, the pro forma net loss and loss per share are not indicative of future years.
The Company's pro forma information is as follows:


                                    Year ended June 30,
                     -------------------------------------------------
                             1997                        1996
                     --------------------         --------------------

                     Reported   Pro Forma         Reported   Pro Forma
                     --------   ---------         --------   ---------

Loss per share:      $   1.20   $    1.41         $   1.26   $    1.37
                     ========   =========         ========   =========


11. SUBSEQUENT EVENTS

On September 30, 1997, The Zanett Securities Company ("Zanett"), acting as placement agent for the Company, completed the private placement ("Placement") of $4 million of the Company's Prepaid Common Stock Purchase Warrants ("Prepaid Warrants"). The sale of these Prepaid Warrants was exempt from the registration requirements of the Securities Exchange Act pursuant to Regulation D thereof. Each Prepaid Warrant entitles the holder to purchase that number of Common Stock that is equal to $1,000 divided by the applicable exercise price. Such exercise price is determined initially as 70% of the average closing bid price of the Common Stock for the 10 trading days ending on the day prior to exercise of the Prepaid Warrants. Additionally, the exercise discount shall be increaseed by 1% for each subsequent 60 day period that the Prepaid Warrants remain unexercised. The exercise price, however, shall never exceed $1.40. The Prepaid Warrants may be exercised on the earlier of the date upon which a registration statement is declared effective by the SEC or December 29, 1997. The sale of Common Stock issued upon exercise of such Warrants is restricted to one-third for the first 60, 90 and 120 days subsequent to the registration statement becoming effective. The Prepaid Warrants expire on September 30, 2002.

Terms of the Placement, included the conversion by Zanett, of a note payable in the amount of $772,222 and accrued interest thereon of $63,837 into Prepaid Warrants. The net proceeds of the Placement of $2,643,941 will be used for general working capital requirements.

As compensation for its services, Zanett received a placement fee and an unaccountable expense allowance of 10% and 3%, respectively, of the gross proceeds of the Placement. Additionally, the Company issued 600,000 Common Stock Purchase Warrants to Zanett that are exercisable at $1.125 per share of Common Stock. These warrants expire on September 30, 2002.

Also in conjunction with the Placement, the Company entered into an agreement with a financial consultant who is an affiliate of Zanett Lombardier, Ltd, an investor in the Prepaid Warrants. During the five-year term of the agreement such consultant will provide the Company with advisory services relating to financial and strategic ventures and alliances, investment banking and general financial advisory services, and advice and assistance with the Company's market development activities. As compensation for these services, the Company issued 3,555,555 Common Stock Purchase Warrants to this consultant that are exercisable at $1.125 per share of Common Stock. These warrants expire on September 30, 2002.

In September 1997, the Company signed a 3 year contract with a major telecommunications company for the delivery of the Company's information services into additional markets beyond an initial trial city. The Company anticipates that this will result in the deployment of the Company's information services in the Florida, New York, North Carolina, Chicago, Los Angeles and other designated markets before embarking on a national campaign.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The information called for by this Item is set forth under the caption "Directors and Executive Officers of the Company" in the Proxy Statement for the Annual Meeting of Stockholders to be held on December 15, 1997, and is incorporated herein by reference.


ITEM 10.   EXECUTIVE COMPENSATION

The information called for by this Item is set forth under the caption "Executive Compensation" in the Proxy Statement for the Annual Meeting of Stockholders to be held on December 15, 1997, and is incorporated herein by reference.


ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information called for by this Item is set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement for the Annual Meeting of Stockholders to be held on December 15, 1997, and is incorporated herein by reference.


ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for by this Item is set forth under the caption "Certain Relationships and Related Transactions" in the Proxy Statement for the Annual Meeting of Stockholders to be held on December 15, 1997, and is incorporated herein by reference.

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K


(A)      INDEX TO EXHIBITS

EXHIBIT           DESCRIPTION
-------           -----------

3.1            Amended  and  Restated   Certificate  of   Incorporation  of  the
               Company**
3.2            By-laws of the Company, as amended**
4.1            Specimen Certificate of the Company's Common Stock**
4.2            Form of Underwriter's Warrant**
4.3            Form of Warrant Agent Agreement**
4.4            Form of Redeemable Warrant**
4.5 Form of Warrant Agreement used by the Company for warrants issued to John E. Herzog, Emanuel E. Geduld, Andrew DaPonte and Anchung Sammy Chung and Fong-Chi Alison Tsao**
4.6 Warrant dated February 1, 1994 issued by the Company to Tri Cap International**
4.7            Form of Prepaid Common Stock Purchase Warrant****
4.8            Warrant issued to The Zanett Securities Corporation****
4.9            Warrant issued to Bruno Guazzoni****
10.1 Information Distribution License Agreement dated as of July 18, 1994 between the Company and S&P ComStock, Inc.**
10.2 New York Stock Exchange, Inc. Agreement for Receipt and Use of Market Data dated as of August 11, 1994 between the Company and the New York Stock Exchange, Inc.**
10.3 The Nasdaq Stock Market, Inc. Vendor Agreement for Level 1 Service and Last Sale Service dated as of September 12, 1994 between the Company and The Nasdaq Stock Exchange, Inc. ("Nasdaq")**
10.4 Amendment to Vendor Agreement for Level 1 Service and Last Sale Service dated as of October 11, 1994 between the Company and Nasdaq**
10.5 Non-Exclusive Agency Agreement dated as of November 1, 1994 between the Company and Dun & Bradstreet, Inc.**
10.6 Services Agreement dated as of February 1, 1995, between the Company and Federal Express Corporation**
10.7 Information Provider Agreement dated as of March 13, 1995 between the Company and The Argus Group, Inc.**
10.8 Metromail National Directory Assistance Reseller Agreement For Electronic Services Providers dated as of March 13, 1995 between the Company and Metromail Corporation**
10.9           Reuters  NewMedia,  Inc. On-Line  Services  Agreement dated as of
               November  13, 1995  between  the  Company  and Reuters  NewMedia,
               Inc.**
10.10 Lease Agreement dated as of March 4, 1994, between the Company and One Station Place, L.P. regarding the Company's Stamford, Connecticut, offices**
10.11 Lease Modification and Extension Agreement, dated February 6, 1996, between the Company and One Station Place, L.P. regarding the Company's Stamford, Connecticut, offices***
10.12 Employment Agreement (the "Cassetta Employment Agreement") dated of January 31, 1994 by and among the Company and Sebastian E. Cassetta**

10.13          Amendment No. 1 to the Cassetta Employment  Agreement dated as of
               June  30,  1994  by  and  among  the  Company  and  Sebastian  E.
               Cassetta**
10.14          Employment Agreement (the "Francesco Employment Agreement") dated as of January  31,  1994 by and among the  Company  and Steven T.
               Francesco**
10.15          Amendment No. 1 to the Francesco  Employment Agreement dated June
               30, 1994 by and among the Company and Steven T. Francesco**
10.16          Form of Registration  Rights Agreement  between  the  Company and certain investors**
10.17          Form of Consulting Agreement  between  the  Company  and Rickel &
               Associates**
10.18          Agreement  dated as of January 31,  1996  between the Company and
               Henry Snow**
10.19          Memorandum  of  Understanding  dated  February  7,  1996  between
               Northern Telecom Inc. and the Company**
10.20          Subscriber  Agreement dated February 16, 1996 between the Company and the Cunningham Group Inc. dba Lotter USA.com**
10.21          Memorandum  of  Understanding,  dated June 26, 1996,  between the
               Company and CIDCO Incorporated***
10.22          Form of 1996  Stock Option  Plan*****
10.23          Form of Registration Rights Agreement  issued  to  purchasers  of
               Prepaid Common Stock Purchase Warrants****
10.24          Consulting Agreement with Bruno Guazzoni****
10.25          Agreement between Sprint/United Management Company and  SamrtServ
               Online, Inc. dated September 26, 1997+
11.1           Statement Regarding Computation of Per Share Earnings*
27             Financial Data Schedule*

_________________
*        Filed herewith
** Filed as an exhibit to the Company's registration statement on Form SB-2 (Registration No. 333-114)
*** Filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1996
**** Filed as exhibit to the Company's Current Report on Form 8-K/A for an event dated September 30, 1997
*****    Filed as exhibit to the  Company's  Proxy  Statement  dated October 10,
         1996
+        To be filed by amendment

(B)      REPORTS OF FORM 8-K

Since the end of the fiscal quarter ended March 31, 1997, the Company filed a Current Report on Form 8-K dated September 30, 1997 and a Form 8-K/A reporting
Item 5 and containing a pro forma balance sheet as at August 31, 1997.

                                   SIGNATURES



In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        SMARTSERV ONLINE, INC.
                                                     Registrant

                                        By:  /S/SEBASTIAN E. CASSETTA
                                           ------------------------------
                                              Sebastian E. Cassetta
                                              Chairman of the Board
                                              Chief Executive Officer


In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         SIGNATURE                         TITLE                      DATE

/S/ SEBASTIAN E. CASSETTA         Chairman of the Board,        October 14, 1997
------------------------------    Chief Executive Officer,
    Sebastian E. Cassetta         Secretary and Director


/S/ STEVEN T. FRANCESCO           President, Chief Operating    October 14, 1997
------------------------------    Officer and Director
    Steven T. Francesco

/S/ THOMAS W. HALLER              Vice President, Treasurer     October 14, 1997
------------------------------    and Chief Financial Officer
    Thomas W. Haller

                                  Director                      October 14, 1997
------------------------------
    Bernard Baum

                                  Director                      October 14, 1997
------------------------------
    Beth Bronner

                                  Director                      October 14, 1997
------------------------------
    Hiro R. Hiranandani

/S/ L. SCOTT PERRY                Director                      October 14, 1997
------------------------------
    L. Scott Perry

/S/ CATHERINE CASSEL TALMADGE     Director                      October 14, 1997
------------------------------
    Catherine Cassel Talmadge