Form 10KSB/A
period 1997-06-30
SMARTSERV ONLINE INC
filed 1997-10-28
CIK 1005698

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               AMENDMENT NO.1 ON
                                   FORM 10-KSB/A

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

There were 3,695,000 shares of Common Stock outstanding at October 9, 1997.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         The following table sets forth information with respect to the executive officers and directors of SmartServ Online, Inc. (the "Company").

         NAME                       AGE         POSITION

Sebastian E. Cassetta...............49      Chief Executive Officer, Chairman of
                                            the Board, Secretary and Class III
                                            Director
Steven T. Francesco.................40      President, Chief Operating Officer
                                            and Class III Director
Thomas W. Haller, CPA...............43      Vice President, Treasurer and Chief
                                            Financial Officer
Donald J. Marino....................37      Vice President and Chief Technology
                                            Officer
Mario F. Rossi......................59      Vice President of Operations
Bernard Baum........................48      Class II Director
Beth Bronner........................46      Class I Director
Catherine Cassel Talmadge...........45      Class I Director
Hiro R. Hiranandani................ 59      Class II Director
L. Scott Perry .....................52      Class I Director

         SEBASTIAN E. CASSETTA has been Chief Executive Officer, Chairman of the Board, Secretary and a director of the Company since inception. Mr. Cassetta was also the Company's Treasurer from its inception until March 1996. From June 1987 to August 1992, Mr. Cassetta was the President of Burns and Roe Securacom Inc., an engineering and large-scale systems integration firm. From August 1992 to January 1994, Mr. Cassetta was a consultant to Smart Phone Services, Inc. He is also a former Vice President of Brinks, Incorporated.

         STEVEN T. FRANCESCO has been President and Chief Operating Officer of the Company since inception and a director of the Company since January 1994. From May 1990 to October 1992, Mr. Francesco was a Senior Vice President of Darien Development Corporation, a technology consulting firm. Mr. Francesco was also President of Smart Phone Services, Inc. from October 1991 to December 1993. Mr. Francesco is also a former Senior Vice President of Cantor Fitzgerald Securities, Inc.

         THOMAS W. HALLER, CPA joined the Company as Vice President, Treasurer and Chief Financial Officer in March 1996. From December 1992 to February 1996, Mr. Haller was a Senior Manager at Kaufman Greenhut Forman, LLP a public accounting firm in New York City where he was responsible for technical advisory services and the firm's quality assurance program. From June 1991 to December 1992, Mr. Haller was engaged in the practice of public accounting as a consultant to certain entrepreneurial companies. From December 1982 to May 1991 he was a Senior Manager with Ernst & Young LLP, an international public accounting and consulting firm, where he had responsibility for client services and new business development in the firm's financial services practice.

         DONALD J. MARINO, an information systems executive specializing in the securities industry, joined the Company in February 1997 as Chief Technology Officer. Prior to joining the Company he served as Vice President of Systems Development at Deutsche Bank's New York headquarters from June 1996 to December

1996. Prior thereto he was Director of MIS/EDP at Refco Capital Holdings from March 1988 to May 1996 and a Vice President responsible for Systems Development and Advanced Technologies at L.F. Rothschild & Co. Inc., an investment banking firm, from March 1985 to March 1988.

         MARIO F. ROSSI has been Vice President of Operations of the Company since December 1994. From January 1989 to December 1994, Mr. Rossi was Vice President of Operations of MVS Inc., a fiber optic systems company.

         BERNARD BAUM has been a director of the Company since March 1996. Since May 1997, Mr. Baum has been Executive Vice President and Chief Information Officer of Signet Bank. From March 1996 to May 1997, Mr. Baum had been Executive Vice President and Chief Operating Officer of Southeast Switch Inc., engaged in the ATM/POS/debit card switch and settlement business. From January 1995 to March 1996, Mr. Baum had been Executive Vice President and Chief Information and Operations Officer of Bank South Corporation, a bank holding company. From January 1978 to January 1995, Mr. Baum held various positions with Citibank N.A., including Vice President, Senior Business Manager -- Consumer Bank, Chief Technology Officer-The Citicorp Private Bank and Executive Director -- Global Finance.

         BETH BRONNER has been a director of the Company since March 1996. Since September 1996, Ms. Bronner has been Vice President and Director of Marketing -- United States and Europe of Citibank, engaged in the global banking business. From July 1994 to September 1996, Ms. Bronner was Vice President --Emerging Markets with AT&T Domestic Communications Services, the consumer service division of AT&T Corp. From February 1992 to June 1994, she held various executive positions with Revlon, Inc., including President of the Revlon Professional (Salon Products) division and Executive Vice President of the Beauty Care and Professional Products division. From October 1990 to January 1992, Ms. Bronner was President of the Sweet Goods & Dairy division of the Slim-Fast Foods Co. She is also director of The Hain Food Group, Inc.

         CATHERINE CASSEL TALMADGE has been a director of the Company since March 1996. Since January 1994, Ms. Talmadge has been Vice President, Time Warner Cable Programming of Time Warner Cable, a division of Time Warner Entertainment Company, L.P. ("Time Warner"). From September 1984 to January 1994, she held various positions with Time Warner, including Director, Programming Development; Operations Director, Financial Analyses; and Manager, Budget Department.

         HIRO R. HIRANANDANI has been a director of the Company since March 1996. Since June 1996, Mr. Hiranandani has been the President and Chief Executive Officer of Computer Power Inc., a public company which provides back-up power for the lighting industry. From January 1977 to December 1994, Mr. Hiranandani held various positions with Pitney Bowes, Inc., including President, Business Systems-International from July 1987 to May 1990 and President of Mailing Systems from May 1990 to October 1994.

         L. SCOTT PERRY has been a director of the Company since November 1996. Since December 1995, Mr. Perry has been Vice President, Advanced Platform Services of AT&T Corp. From January 1989 to December 1995, Mr. Perry held various positions with AT&T including Vice President - Business Multimedia Services, Vice President (East) - Business Communications Services and Vice President - Marketing, Strategy and Technical Support for AT&T Data Systems Group. Since February 1996, Mr. Perry has also been the Chief Executive Officer of GeoSphere Communications, a networking software company. Mr. Perry serves on the Board of Directors of Junior Achievement of New York, is a member of the Cornell University Engineering College Advisory Council and serves on the Board of INEA, a private financial planning software company based in Toronto, Canada.

         The Board of Directors consists of seven directors divided into three classes of directors: Class I Directors, Class II Directors and Class III Directors. The Company's Class I Directors, Class II Directors and Class III Directors will serve until the annual meeting of the Company's stockholders to be held in 1999, 1997 and 1998, respectively, and until their respective successors are duly elected and qualified or until their earlier resignation or removal. Directors of each Class are elected for a full term of three years (or any lesser period representing the balance of the previous term of such Class) and until their respective successors are duly elected and qualified or until their earlier resignation or removal. Officers are appointed annually and serve at the discretion of the Board for one year. Mr. Cassetta serves as Chief Executive Officer, Chairman of the Board and Secretary of the Company and Mr. Francesco serves as President and Chief Operating Officer of the Company pursuant to employment agreements.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Pursuant to Section 16 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), officers, directors and holders of more than 10% of the outstanding shares of the Company's Common Stock ("Reporting Persons") are required to file periodic reports of their ownership of, and transactions involving, the Company's Common Stock with the Securities and Exchange Commission (the "SEC"). Based solely upon a review of Forms 3, 4 and 5 and amendments thereto furnished to the Company during and with respect to fiscal year ended June 30, 1997, the Company believes that its Reporting Persons complied with all Section 16 filing requirements applicable to them with respect to the Company's fiscal year ended June 30, 1997.

ITEM 10. EXECUTIVE COMPENSATION

         The following table sets forth information concerning annual and long-term compensation, paid or accrued, for the Chief Executive Officer and for each other executive officer of the Company whose compensation exceeded $100,000 in fiscal 1997 (the "Named Executive Officers") for services in all capacities to the Company during the last three fiscal years:

                         SUMMARY COMPENSATION TABLE (1)

                                                                             LONG-TERM
                                                                           COMPENSATION
                                      ANNUAL COMPENSATION                     AWARDS
                            -----------------------------------------      ------------
                                                             OTHER
                                                             ANNUAL         SECURITIES
         NAME AND           FISCAL                           COMPEN-         UNDERLYING      ALL OTHER
    PRINCIPAL POSITION       YEAR      SALARY    BONUS      SATION(2)(3)      OPTIONS      COMPENSATION
    ------------------       ----      ------    -----      ------------      -------      ------------
Sebastian E. Cassetta        1997     $125,000     --        $ 9,750          100,000            --
Chief Executive Officer      1996     $125,000     --        $ 9,750          100,000(5)         --
                             1995     $125,000     --        $ 9,750             --              --

Steven T. Francesco          1997     $125,000     --        $ 9,750          100,000            --
President and Chief          1996     $125,000  $22,000      $11,750          100,000(5)     $20,000(4)
Operating Officer            1995     $125,000     --        $ 9,750             --              --

--------------------

(1) None of the Named Executive Officers received any Restricted Stock Awards or LTIP Payouts in 1995, 1996 or 1997.

(2) As to each Named Executive Officer, the aggregate amount of personal benefits not included in the Summary Compensation Table does not exceed the lesser of either $50,000 or 10% of the total annual salary and bonus paid to such Named Executive Officer.

(3)   Amounts shown consist of a non-accountable expense allowance.

(4) Represents a payment by the Company to Mr. Francesco of an aggregate amount equal to the additional income taxes and penalties resulting from the early withdrawal by him from an IRA of $35,000 which he loaned to the Company.

(5) On July 16, 1996 the Compensation Committee of the Board of Directors canceled the stock options representing these underlying shares and granted new options to Messrs. Cassetta and Francesco.

STOCK OPTIONS

         The following table sets forth information with respect to stock options granted to the Named Executive Officers during fiscal year 1997:

                          OPTION GRANTS IN FISCAL 1997
                             (INDIVIDUAL GRANTS)(1)


                         NUMBER OF       % OF TOTAL
                         SECURITIES       OPTIONS
                         UNDERLYING      GRANTED TO
                          OPTIONS        EMPLOYEES      EXERCISE    EXPIRATION
             NAME         GRANTED      IN FISCAL 1997    PRICE         DATE (2)
             ----        ---------     --------------   -------    ------------

Sebastian E. Cassetta     100,000          23.6%         $5.0625   July 15, 2006

Steven T. Francesco        19,753           4.7%         $5.56875  July 15, 2001
                           80,247          18.9%         $5.0625   July 15, 2006

--------------

(1) No stock appreciation rights ("SARs") were granted to any of the Named Executive Officers during fiscal 1997. On September 24, 1997, the Compensation Committee granted new stock options to employees conditional upon cancellation of all of their existing stock options. As a consequence of this action and upon cancellation of the options described above, Mr. Cassetta received an option to purchase 100,000 shares of the Company's Common Stock exercisable at a price of $2.00 per share expiring on September 23, 2007 and Mr. Francesco received an option to purchase 45,454 shares of the Company's Common Stock exercisable at a price of $2.20 per share expiring on September 23, 2002 and an option to purchase 54,546 shares of the Company's Common Stock exercisable at a price of $2.00 per share expiring on September 23, 2007. The options become exercisable in full on the first anniversary of the grant date.

(2) The options become exercisable in full on the first anniversary of the grant date.

         The following table sets forth information as to the number of unexercised shares of Common Stock underlying stock options at fiscal year end and the value of unexercised in-the-money stock options at fiscal year end:

               AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                        FISCAL YEAR END OPTION VALUE (1)

                                                         NUMBER OF
                                                        UNEXERCISED
                                                         SECURITIES             VALUE OF
                             SHARES                  UNDERLYING OPTIONS   UNEXERCISED IN-THE-
                            ACQUIRED                 AT FISCAL YEAR END      MONEY YEAR END
                               ON         VALUE         EXERCISABLE/          EXERCISABLE/
   NAME                     EXERCISE    REALIZED       UNEXERCISABLE       UNEXERCISABLE (2)
   ----                     --------    --------      ---------------      -----------------
Sebastian E. Casetta.....      --          --            0/100,000             $0/$0
Steven T. Francesco......      --          --            0/100,000             $0/$0

---------------

(1) No SARs were granted to, or exercised by, any of the Named Executive Officers during fiscal 1997.

(2) Value is based on the closing price of the Company's Common Stock as reported by the National Association of Securities Dealers' Automated Quotation System ("NASDAQ") on June 30, 1997 ($2.00) less the exercise price of the option.

EMPLOYMENT AGREEMENTS

         The Company and Sebastian E. Cassetta are parties to an Employment Agreement (the "Cassetta Agreement"), effective January 31, 1994, which expires on January 31, 1999. The Cassetta Agreement provides for (i) an annual base salary of $125,000, (ii) a performance bonus for each fiscal year between June 30, 1995 and June 30, 1998, payable in cash and Common Stock of the Company, in the event the Company achieves the levels of earnings before interest, income taxes, depreciation and amortization ("EBITDA") provided therein and (iii) any additional amount as determined by the Board or an outside compensation board. The EBITDA goals are $7,000,000 and $10,500,000 for 1997 and 1998, respectively. If any goal is achieved, Mr. Cassetta will receive a cash bonus of one-half of one percent of the goal and approximately 22,000 shares of Common Stock. Pursuant to the Cassetta Agreement, Mr. Cassetta is also entitled to participate in any present or future insurance, pension, retirement, profit sharing or bonus plan or other compensation or incentive plan adopted by the Company for the general and overall benefit of full-time principal executives of the Company, such participation to be upon the same terms and conditions as generally relate to such full-time principal executives. Pursuant to the Cassetta Agreement, in the event that Mr. Cassetta's employment is terminated without cause, the Company is obligated to make a severance payment to Mr. Cassetta in the amount of $250,000 within 30 days following the date of such termination.

         The Company and Steven T. Francesco are parties to an Employment Agreement (the "Francesco Agreement"), effective January 31, 1994, which expires on January 31, 1999. The Francesco Agreement provides for (i) an annual base salary of $125,000, (ii) a performance bonus for each fiscal year between June

30, 1995 and June 30, 1998, payable in cash and Common Stock of the Company, in the event the Company achieves the levels of EBITDA provided therein and (iii) any additional amount as determined by the Board or an outside compensation board. The EBITDA goals and bonuses are the same as those in the Cassetta Agreement. Pursuant to the Francesco Agreement, Mr. Francesco is also entitled to participate in any present or future insurance, pension, retirement, profit sharing or bonus plan or other compensation or incentive plan adopted by the Company for the general and overall benefit of full-time principal executives of the Company, such participation to be upon the same terms and conditions as generally relate to such full-time principal executives. Pursuant to the Francesco Agreement, in the event that Mr. Francesco's employment is terminated without cause, the Company is obligated to make a severance payment to Mr. Francesco in the amount of $250,000 within 30 days following the date of such termination.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth, as of October 24, 1997, certain information with respect to the beneficial ownership of the Common Stock by (i) each person known by the Company to beneficially own more than 5% of the outstanding shares, (ii) each director of the Company, (iii) each Named Executive Officer and (iv) all executive officers and directors of the Company as a group. Except as otherwise indicated, each person listed below has sole voting and investment power with respect to the shares of Common Stock set forth opposite such person's name.

           NAME AND ADDRESS OF            AMOUNT AND NATURE OF          PERCENT OF
          BENEFICIAL OWNER (1)          BENEFICIAL OWNERSHIP (2)    OUTSTANDING SHARES (3)
          --------------------          ------------------------    ----------------------
Steven T. Francesco
c/o SmartServ Online, Inc.
Metro Center, One Station Place
Stamford, CT 06902 ..................         839,445                  22.7%

Sebastian E. Cassetta
c/o SmartServ Online, Inc.
Metro Center, One Station Place
Stamford, CT 06902 ..................         376,250                  10.2%

InterBank Communications, Inc.
1733 Connecticut Avenue, N.W.
Washington, DC 20009 ................         204,250(4)               5.5%

Bernard Baum.........................           5,000(5)                 *

Beth Bronner.........................          10,000(5)                 *

Catherine Cassel Talmadge............           7,500(5)                 *

Hiro R. Hiranandani..................          20,000(5)(6)              *

L. Scott Perry.......................          10,000(5)                 *

All executive officers and directors
as a group (10 persons)..............       1,280,695(7)               34.3%

--------------------
*     Less than 1%

(1) Under the rules of the SEC, addresses are only given for holders of 5% or more of the outstanding Common Stock of the Company.

(2) Under the rules of the SEC, a person is deemed to be the beneficial owner of a security if such person has or shares the power to vote or direct the voting of such security or the power to dispose or direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities if that person has the right to acquire beneficial ownership within 60 days of the date hereof. Unless otherwise indicated by footnote, the named entities or individuals have sole voting and investment power with respect to the shares of Common Stock beneficially owned.

(3) Represents the number of shares of Common Stock beneficially owned as of October 24, 1997, by each named person or group, expressed as a percentage of the sum of all of the shares of such class outstanding as of such date and the number of shares not outstanding but beneficially owned by such named person or group.

(4)   Includes 10,000 shares subject to currently exercisable warrants.

(5)   Includes 5,000 shares subject to currently exercisable options.

(6)   Includes 10,000 shares subject to currently exercisable warrants.

(7) Includes 36,000 shares subject to currently exercisable options and warrants.

CHANGES IN CONTROL

         The Company and each of Messrs. Cassetta and Francesco have entered into an agreement with Zanett Capital, Inc. ("Zanett") dated September 29, 1997 which provides, among other things, that for a period of 5 years, at the request of Zanett the Company will appoint such number of designees of Zanett to its Board of Directors so that the designees of Zanett will constitute a majority of the members of the Board of Directors of the Company. Further, Messrs. Cassetta and Francesco have agreed to vote their shares of Common Stock, representing approximately 32.5% of the outstanding stock of the Company, and any shares they may acquire in the future, in favor of the designees of Zanett at each Annual Meeting of Stockholders of the Company at which Directors are elected.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         In March 1996, upon the consummation of the Company's Initial Public Offering, the Company and InterBank Communications, Inc. ("InterBank") agreed to terminate a Consulting Agreement entered into on June 1, 1995 and, in consideration therefor, the Company issued 10,000 warrants to InterBank and paid InterBank $50,000. The Company also paid InterBank $36,000 in full settlement of all amounts past due under the Consulting Agreement. On the date of the execution and delivery of the Consulting Agreement, InterBank beneficially owned more than 5% of the Company's Common Stock and Simon A. Hershon, Ph.D., President of InterBank, was a director of the Company. Mr. Hershon was a director of the Company until November 1996.

         In March 1996, upon the consummation of the Company's Initial Public Offering, the Company repaid $707,780 principal amount of certain convertible subordinated notes (and accrued interest thereon), and the balance of the notes and accrued interest thereon was converted into 427,735 shares of Common Stock or more than 5% of the then outstanding shares of Common Stock. Holders of such notes were present or former investment advisory clients of Laifer Capital Management, Inc.

         In connection with a private placement of securities made by the Company in 1995, Sebastian E. Cassetta and Steven T. Francesco, each an officer, director and beneficial owner of more than 5% of the Common Stock of the Company, entered into a Non-Recourse Guaranty and Pledge Agreement, dated October 2, 1995 (the "Pledge Agreement"), with the placement agent for such securities as agent for the subscribers named therein, pursuant to which Messrs. Cassetta and Francesco each pledged 250,000 shares of Common Stock, which shares secured the repayment of the $1,200,000 principal amount of promissory notes sold by the Company to such subscribers. The notes were repaid in March 1996 upon the consummation of the Company's Initial Public Offering, whereupon the Pledge Agreement was terminated.

         The Company believes that the terms of the transactions described above between the Company and its officers, directors or other affiliates were no less favorable to the Company than would have been obtained from a non-affiliated third party for similar transactions at the time of entering into such transactions. In addition, the Company has adopted a policy whereby all future transactions and/or loans between the Company and its officers or directors will be on terms that the Company believes are no less favorable than could be obtained from unaffiliated third parties (at the time such transactions and/or loans are entered into) and will be approved by a majority of the independent disinterested directors of the Company.

                                   SIGNATURES




           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

October 28, 1997                        SMARTSERV ONLINE, INC.
                                                     Registrant

                                        By:  /S/SEBASTIAN E. CASSETTA
                                           ------------------------------
                                              Sebastian E. Cassetta
                                              Chairman of the Board
                                              Chief Executive Officer