Form 10KSB/A
period 1997-06-30
SMARTSERV ONLINE INC
filed 1997-11-03
CIK 1005698

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                AMENDMENT NO.2 ON
                                  FORM 10-KSB/A

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

There were 3,695,000 shares of Common Stock outstanding at October 9, 1997.

                                TABLE OF CONTENTS



                                     PART I
ITEM                                                                        PAGE

1.  Description of Business                                                   3
2.  Description of Property                                                  11
3.  Legal Proceedings                                                        11
4.  Submission of Matters to a Vote of Security Holders                      11


                                     PART II

5.  Market for Common Equity and Related Stockholder Matters                 12
6.  Management's Discussion and Analysis or Plan of Operation                14
7.  Financial Statements                                                     19
8.  Changes in and Disagreements with Accountants on Accounting              38
              and Financial Disclosure


                                    PART III

9.      Directors, Executive Officers, Promoters and Control Persons;
              Compliance with Section 16(a) of the Exchange Act              38
10.     Executive Compensation                                               40
11.     Security Ownership of Certain Beneficial Owners and Management       43
12.     Certain Relationships and Related Transactions                       44
13.     Exhibits and Reports on Form 8-K                                     46

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

     HERZOG, HEINE, GEDULD, INC. has agreed to offer the Company's services to its customers and those of its correspondent relationships. The Company has been restricted from furtherance of this relationship as a result of its limited personnel availability and working capital constraints.

     SPRINT COMMUNICATIONS CORP. entered into an agreement with the Company for the marketing and distribution of the Company's suite of information and entertainment services to Sprint's Las Vegas telephone customers commencing March 1997. The launch of the "Sprint Information Services" program included a comprehensive direct marketing program to its embedded base of existing screen phone customers, and a 500,000 piece insertion in monthly customer statements. Of particular significance as regards customer retention is the fact that Sprint has incorporated the Company's billing information on page 3 of its monthly customer statements. In September 1997, the companies entered into a 3 year contract with respect to the expansion of the Company's services into markets nationwide. The Company anticipates that this will result in the deployment of the Company's information services in Florida, New York, North Carolina and other designated markets as part of a national campaign. Although the Company believes that several thousand customers will receive online information services in the first year of this alliance and that ultimately the customer base will exceed 60,000 users, no assurance can be given that the Company's information services will be accepted on such a wide-spread basis.

     WINK COMMUNICATIONS has entered into an agreement with the Company to provide the Company's financial and entertainment information via interactive cable TV to potentially millions of viewers. Wink has been selected as the technology of choice by the major cable box manufacturers, including Pioneer Digital Technologies, Scientific Atlanta and General Instrument. The Company has been restricted from furtherance of this relationship as a result of its limited personnel availability and working capital constraints.

     AT&T WORLDNET has entered into an agreement with the Company for the co-branding and marketing of the Company's online information and AT&T's internet product, "WorldNet". This alliance represents a potential source of revenues to the Company and provides the Company's customers with the assurance of high quality service and connectivity through AT&T's worldwide network.

     NORTHERN TELECOM, INC. has begun direct marketing campaigns for the Company's services to the telecommunications industry through joint sales promotions which include its PowerTouch 350 telephones, as well as through catalog advertisements and national retail outlets. In September 1996, Northern Telecom and the Company embarked on a joint advertising campaign focusing on the investment community via print media such as the Wall Street Journal and Investors Business Daily. The Company has been restricted from furtherance of this relationship as a result of its limited personnel availability and working capital constraints.

     CIDCO INCORPORATED has entered into an agreement with the Company whereby CIDCO will market screen-based phones with access to the Company's online information services and assist in the development of other Analog Display Services Interface based applications. The Company has been restricted from furtherance of this relationship as a result of its limited personnel availability and working capital constraints.


The Company continues to have discussions about potential marketing opportunities with other major telecommunications and stock brokerage companies; however, there can be no assurance that the Company will enter into agreements with any such companies.

MARKETING VEHICLES


DIRECT MARKETING -- The Company has implemented a targeted, direct marketing program aimed at the small office/home office, business professional, private investor and retail consumer markets. These programs have included and will continue to include advertising in financial related magazines and newspapers, cable television commercials, and subscriber referral programs. The Company also plans to promote SmartServ Online on the Internet, through its Internet home page (smartserv.com), from which the Company's communications software can be downloaded, as well as through other reciprocal marketing arrangements with Zacks Investment Research, Inc., Bell South.net, and Q-Up Systems.


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


COMPETITION
The market for online information and transactional services is highly competitive and subject to rapid innovation and technological change, shifting consumer preferences and frequent new service introductions. In addition to competing with other companies that provide screen-based phones in combination with online services, such as Online Resources and Communications Corporation, and InteliData Technologies, the Company also faces increasing competition from other emerging services delivered through PCs, such as developing transactional services offered by Checkfree Corporation, Microsoft Corp., PC Quote, Inc., Intuit Inc., Electronic Data Systems Corp. and other software and online companies. The Company expects competition to increase from existing competitors and from new competitors, possibly including telecommunications companies. Established online information services including America Online, Inc., CompuServe Inc. and Prodigy Services Co. offer competing services delivered through home computers. Most of the Company's competitors and potential competitors have substantially greater financial, marketing and technical resources than the Company. The Company believes that potential new competitors, including large multimedia and information system companies, are increasing their focus on transaction processing. Increased competition in the market for the Company's services could materially and adversely affect the Company's results of operations through price reductions and loss of market share.


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


During the fiscal years ended June 30, 1997 and 1996, the Company incurred $1,150,224 and $1,037,941, respectively, for research and project development activities. It is estimated that the Company will require between $150,000 and $200,000 to support the additional programming and supervisory personnel necessary to integrate the Company's software with the information systems of each of its Strategic Marketing Partners.



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


RESULTS OF OPERATIONS

During the fiscal year ended June 30, 1997, the Company commenced the implementation of its marketing strategies. Sales of the Company's retail stock quote product and related screen-based telephones were approximately $323,586 and sales to Sprint customers were approximately $22,775. Additionally, revenues from the enhancement, implementation and marketing of services to Strategic Marketing Partners were $342,249. At September 30, 1997, the Company has approximately 3,400 customers. Of such number, 2,200 have been generated through the Company's relationship with Sprint, 1,100 result from the SmartServ "Pro" advertising and marketing program aimed at the PC based real-time stock quote user, and 100 are related to the Company's arrangement with Schroder & Co., Inc. There can however, be no assurance that the Company's product offering will continue to be accepted in the marketplace.

FISCAL YEAR ENDED JUNE 30, 1997 VERSUS FISCAL YEAR ENDED JUNE 30, 1996

During the year ended June 30, 1997, the Company commenced the implementation of its marketing plan and recorded revenues of $346,361 from the sale of its information services and related screen-based telephones. Additionally, the Company recorded revenues of $342,249 related to enhancement, implementation, and marketing of services associated with its arrangement with Schroder & Co., Inc.

During the year ended June 30, 1997, with the Company's departure from the development stage, it incurred costs of revenues of $1,133,884. Such costs consisted primarily of information and communication costs ($390,000), personnel costs ($417,500), computer hardware leases and maintenance ($201,800) and screenphone purchases ($95,300). Product development costs were $1,150,224 vs. $1,037,941 for the year ended June 30, 1996. Such costs consisted primarily of personnel costs ($686,100) and computer system consultants ($454,000). Included in personnel costs is a non-cash charge of approximately $73,000 for the change in market value of employee stock options. During the year ended June 30, 1996, such product development expenses consisted primarily of personnel costs. Included therein were fees of $103,500 that were received from Strategic Marketing Partners for the design and development of software applications.

During the year ended June 30, 1997, the Company incurred selling, general and administrative expenses of $2,861,845 vs. $1,220,340 for the year ended June 30, 1996. Such costs were incurred primarily for personnel costs ($893,650), facilities ($148,000), marketing costs ($275,350), advertising costs ($540,000), professional fees ($456,600), and telecommunications costs ($85,900). Included in personnel costs is a non-cash charge of approximately $115,000 related to the change in value of employee stock options. Selling, general and administrative costs increased $1,641,505 over the prior year as a result of the Company's efforts to build an infrastructure capable of supporting its operations and the marketing and advertising of its information product offering. Such cost increases were primarily for advertising ($382,000), marketing and customer support personnel ($231,000), marketing consultants ($125,000), professional fees ($235,000), investor and public relations consulting ($102,300) and financial consulting fees ($115,000), and for additional managerial personnel and salaries ($125,000). The necessary funds to support these efforts were provided by the Company's Initial Public Offering ("IPO") in March 1996 and revenues from information sales and services.


Interest income for the year ended June 30, 1997 amounted to $74,507 vs. $51,527 for the year ended June 30, 1996. Such amounts were earned primarily from the Company's investments in highly liquid commercial paper. Interest and financing costs for the year ended June 30, 1997 were $51,646. Such amounts were incurred in connection with the issuance of short-term notes payable and associated common stock purchase warrants. Interest and financing costs for the year ended June 30, 1996 were incurred in connection with the senior and subordinated notes, as well as the bridge financing outstanding during the period and amounted to $759,533.



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


During the first half of the year ended June 30, 1997, the Company's operations were funded through the proceeds of the March 1996 IPO and revenues generated from the Company's marketing and advertising programs. Commencing with the second half of 1997, the Company experienced both equity and working capital constraints resulting from the information delivery system's inability to support and retain the volume of users generated by the Company's marketing and advertising programs. In May 1997, the Company arranged a line of credit facility with a financial institution. Such line of credit was originated for a maximum borrowing amount of $550,000. In July and September 1997 the facility was amended to allow for additional borrowings of up to $222,222. In conjunction with the origination of the line of credit facility, the Company issued 250,000 common stock purchase warrants to the financial institution. Similarly, the Company issued 50,500 warrants for each of the July and September amendments. As a result of the Company's default on the note in August, the Company was required to issue 300,500 "default" warrants to such institution. These 651,500 warrants have been issued at exercise prices ranging from $1.125 to $2.825 and expire in September 2002. The exercise price of these warrants was adjusted in September 1997 to a maximum of $1.40. The Company will record a charge for the issuance of the default and amendment warrants in the quarter ended September 30, 1997.


In May 1997, the Company entered into a 3 year noncancelable capital lease for certain computer equipment used to provide information services. The cost of this equipment ($246,211) is being financed through the manufacturer's finance division.

On September 30, 1997, The Zanett Securities Company ("Zanett"), acting as placement agent for the Company, completed a private placement ("Placement") of $4 million of the Company's Prepaid Common Stock Purchase Warrants ("Prepaid Warrants"). The sale of these Prepaid Warrants was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Regulation
D. Each Prepaid Warrant entitles the holder to purchase that number of shares of Common Stock that is equal to $1,000 divided by the applicable exercise price. Such exercise price is determined initially as 70% of the average closing bid price of the Common Stock for the 10 trading days ending on the day prior to exercise of the Prepaid Warrants. Additionally, the exercise discount shall by increased by 1% for each subsequent 60 day period that the Prepaid Warrants remain unexercised. The exercise price, however, shall never exceed $1.40. The Prepaid Warrants may be exercised on the earlier of the date upon which a registration statement is declared effective by the SEC or December 29, 1997. The sale of Common Stock issued upon exercise of the Prepaid Warrants is restricted to one-third for the first 60, 90 and 120 days subsequent to the registration statement becoming effective. The Prepaid Warrants expire on September 30, 2000.

As compensation for the successful completion of the Placement, Zanett received a placement fee and an unaccountable expense allowance of 10% and 3%, respectively, of the gross proceeds of the Placement. Additionally, the Company issued 600,000 Common Stock Purchase Warrants to Zanett that are exercisable at $1.125 per share of Common Stock.


Also in conjunction with the Placement, the Company entered into an agreement with a financial consultant who is an affiliate of Zanett Lombardier, Ltd, an investor in the Prepaid Warrants. During the five-year term of the agreement this consultant will provide the Company with advisory services relating to financial and strategic ventures and alliances, investment banking and general financial advisory services, and advice and assistance with the Company's market development activities. As compensation for these services, the Company issued 3,555,555 Common Stock Purchase Warrants to this financial consultant that are exercisable at $1.125 per share of Common Stock. The Company has valued these warrants using the Black-Scholes pricing methodology at approximately $4,400,000. Such amount will be recorded in stockholders' equity as unearned compensation and amortized to income over the five-year term of the agreement.


As part of the Placement, Zanett converted a note payable of $772,222, issued pursuant to a Line of Credit Agreement dated May 29, 1997, as amended, and accrued interest thereon of $63,837 into Prepaid Warrants. The net proceeds of the Placement of $2,643,941 will be used for general working capital requirements.

The Company has entered into a 3 year contract with Sprint/United Management Corp. and is currently negotiating agreements with several major stock brokerage firms. The Company's management believes that upon the successful implementation of its marketing plan, sufficient revenues will be generated to meet operating requirements. Management also believes that the successful execution of its proposed plan of operations will generate sufficient cash flow from operations to enable the Company to offer its services on an economically sound basis and thereby eliminate, within a reasonable time period, the concerns expressed in the "going concern" paragraph appearing in the Report of Independent Auditors on page 20 herein. No assurance can be given that such goals will be obtained or that any expected revenues or cash flows will be forthcoming.

Management estimates that, without a significant increase in revenues, net proceeds from the Placement will be sufficient to support the Company's operations through April 1998. The Company intends to seek additional sources of capital and liquidity through collaborative agreements, through the redemption of the outstanding common stock purchase warrants or through public or private financing; however, there can be no assurance that additional financing will be available on acceptable terms or at all.


CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

From time to time, information provided by the Company, statements made by its employees or information included in its filings with the Securities and Exchange Commission (including this Form 10-KSB) may contain statements which are not historical facts, so-called "forward looking statements". These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual future results may differ significantly from those stated in any forward-looking statements. Forward-looking statements involve a number of risks and uncertainties, including, but not limited to, product demand, pricing, market acceptance, litigation, intellectual property rights, risks in product and technology development, product competition, limited number of customers, key personnel, and other risk factors detailed in this Annual Report on Form 10-KSB/A and in the Company's other Securities and Exchange Commission filings.

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

The accompanying financial statements have been prepared assuming that SmartServ Online, Inc. will continue as a going concern. As more fully described in Note 1, the Company has incurred recurring operating losses and has both working capital and net asset deficiencies. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.






/S/ ERNST & YOUNG LLP


Stamford, Connecticut
October 6, 1997

                             SMARTSERV ONLINE, INC.

                                 BALANCE SHEETS


                                                               JUNE 30
                                                     --------------------------
                                                         1997           1996
                                                     -----------    -----------
ASSETS

Current assets
   Cash                                              $    93,345    $ 3,460,850
   Accounts receivable, net of an allowance
       for losses of $6,000 in 1997 and $0 in 1996       149,782         57,990
   Prepaid expenses                                       90,725         68,310
                                                     -----------    -----------
Total current assets                                     333,852      3,587,150
                                                     -----------    -----------

Property and equipment
   Data processing equipment                             564,098        280,814
   Data processing equipment purchased
       under a capital lease                             246,211           --
   Office furniture and equipment                         69,196         37,051
   Leasehold improvements                                 36,357           --
   Display equipment                                       9,635          9,635
                                                     -----------    -----------
                                                         925,497        327,500
   Accumulated depreciation, including $8,207 for
       equipment purchased under a capital lease        (181,783)       (68,601)
                                                     -----------    -----------
                                                         743,714        258,899
                                                     -----------    -----------


Other assets
   Deferred charges                                       87,905         63,000
   Security deposit                                       81,218         81,218
                                                     -----------    -----------
                                                         169,123        144,218
                                                     -----------    -----------

Total Assets                                         $ 1,246,689    $ 3,990,267
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

                             SMARTSERV ONLINE, INC.

                 STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)

                                                             COMMON STOCK           ADDITIONAL
                                                      --------------------------      PAID-IN      ACCUMULATED
                                                         SHARES       PAR VALUE       CAPITAL        DEFICIT
                                                      -----------    -----------    -----------    -----------
Balances at July 1, 1994                                1,756,000    $     8,819    $ 1,228,145    $  (534,918)

Conversion of equity investment by an investor to
   debt (12% notes due December 31, 1999) on
   January 1, 1995                                       (881,000)        (8,810)    (1,191,190)          --
Cancellation of Class A (voting) common stock on
   March 15, 1995                                        (875,000)            (9)          --             --
Issuance of common stock in exchange for Class A
   (voting) common stock to officers on March 15,
   1995                                                 1,597,500         15,975        (15,975)          --
Issuance of common stock to investors in
   conjunction with issuance of $312,500, 12% notes
   on March 15, 1995                                      177,500          1,775        298,225           --
Net loss                                                                                            (1,846,183)
                                                      -----------    -----------    -----------    -----------

Balances at June 30, 1995                               1,775,000         17,750        319,205     (2,381,101)

Issuance of common stock and warrants to investors
   at $4.00                                                57,500            575        229,425           --
Issuance of warrants in conjunction with the
   $1,200,000 of Bridge notes                                --             --           30,000           --
Cancellation of 395,535 shares previously issued to
   officers                                              (393,535)        (3,935)         3,935           --
Issuance of common stock at $5.00 per share and
   1,725,000 warrants at $0.10 per warrant, net of
   direct costs of the offering of $1,588,852           1,695,000         16,950      7,041,698           --
Issuance of 427,735 shares of common stock for
   redemption of the $612,500, 12% convertible,
   subordinated notes and accrued interest thereon        427,735          4,277        701,486           --
Issuance of common stock to a financing
   intermediary for arrangement of a standby
   revolving credit proposal                              116,550          1,165        231,935           --
Issuance of common stock to an investor in
   accordance with the terms of the $312,500, 12%
   notes                                                   16,750            168         33,332           --
Other issuances of warrants                                  --             --            1,510           --
Issuance of employee stock options                           --             --          165,773           --
Net loss                                                     --             --             --       (2,966,287)
                                                      -----------    -----------    -----------    -----------

Balances at June 30, 1996                               3,695,000    $    36,950    $ 8,758,299    $(5,347,388)
                                                      ===========    ===========    ===========    ===========

                                   (Continued)
See accompanying notes.

                             SMARTSERV ONLINE, INC.

                 STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                  (continued)

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


The Company has completed development of its information platform and communications software and exited the developmental stage; however, it has yet to generate significant revenues. The Company's financial statements for the year ended June 30, 1997 have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss of $4,434,482 for the year ended June 30, 1997 and as of such date had an accumulated deficit of $9,781,870. In addition, the Company has a working capital deficiency of approximately $901,000 and a deficiency of net assets of approximately $698,000. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.


On September 30, 1997, the Company completed a private placement ("Placement") of $4 million of Prepaid Common Stock Purchase Warrants ("Prepaid Warrants") as more fully disclosed in Note 11. An integral part of this Placement was the conversion of notes payable and accrued interest thereon, aggregating $836,059, into such Prepaid Warrants. The net proceeds to the Company of $2,643,941 will provide it with working capital and allow it to continue its marketing efforts. However, the Company's ability to generate fee revenue and working capital may not be sufficient to meet management's objectives as presently structured. Management recognizes that the Company must generate additional revenues or consider modifications to its sales and marketing program or institute cost reductions to allow it to continue to operate with available cash resources. There is no assurance that the Company will generate future revenues or cash flow from operations. Accordingly, without a significant increase in revenues, management estimates that the Placement's net proceeds will be sufficient to support the Company's operations through April 1998. The Company's plans for increasing cash resources in the event of limited acceptance of its product in the marketplace could include additional funding through private or public offerings and additional credit facility arrangements.

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

The Company is marketing its services to the regional telephone operating companies, long distance carriers and telephone equipment manufacturers which have an incentive to increase the number of screen phones in service. The
Company believes its information platform to be a value-added service in connection with the sale of screen phones to the consumer market. In September 1997, the Company signed a 3 year contract with a major telecommunications company for the delivery of the Company's information services into additional markets beyond an initial trial city. The Company anticipates that this will result in the deployment of the Company's information services in Florida, New York, North Carolina, Chicago, Los Angeles and other designated markets as part of a national campaign.

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

REVENUE RECOGNITION
-------------------
Revenues are recognized as services are provided. Deferred subscription fees, resulting from customer prepayments, are recognized over the term of the subscription period.

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


ADVERTISING COSTS
-----------------
Advertising costs are expensed as incurred and were approximately $540,000 in 1997. No such costs were incurred in 1996 or 1995.

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

RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------


In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement 128, Earnings Per Share. Statement 128 establishes standards for computing and presenting earnings per share. This Statement simplifies the standards for computing earnings per share previously required by APB Opinion No. 15, and makes them comparable to international EPS standards. Also in February 1997, the FASB issued Statement No. 129, Disclosure of Information about Capital Structure. This Statement established standards for disclosing information about an entity's capital structure. Both of these statements are effective for fiscal years ending on or after December 15, 1997. The Company plans to adopt and apply the provisions of these statements for the fiscal year ending June 30, 1998. The resulting effect of the application of these statements is not expected to have a material impact on the financial statements.



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


In conjunction with the origination of the line of credit facility, the Company issued 250,000 common stock purchase warrants to the financial institution. Similarly, the Company issued 50,500 warrants for each of the July and September amendments. As a result of the Company's default on the note in August, the Company was required to issue 300,500 "default" warrants to such institution. These 651,500 warrants have been issued at exercise prices ranging from $1.125 to $2.825 and expire in September 2002. The exercise price of these warrants was adjusted in September 1997 to a maximum of $1.40. The Company will record a charge for the issuance of the default and amendment warrants in the quarter ended September 30, 1997.

The value ($25,000) ascribed to the 250,000 warrants is being amortized over the life of the debt as additional interest expense.

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


6. INCOME TAXES


At June 30, 1997 and 1996, the Company has recorded deferred tax assets aggregating $4,023,000 and $2,125,000, respectively. The composition of the deferred tax asset is as follows:

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
                                                ==============  =============


In accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," the Company has established a valuation allowance to fully reserve the future income tax benefit of these deferred tax assets due to uncertainty about their future realization. The valuation allowance increased to $4,066,000 from $2,125,000 at June 30, 1996 and from $806,000 at June 30,
1995.

At June 30, 1997, the Company has net operating loss carryforwards for Federal income tax purposes of approximately $6,075,000 which expire in the years 2009 through 2012. As a result of the public issuance of stock by the Company on March 21, 1996, and the resultant change in ownership pursuant to Internal Revenue Code Section 382, the utilization of net operating losses incurred to this date of approximately $4,255,000 will be limited to an annual deductible amount of approximately $425,000.

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

Minimum future rental payments at June 30, 1997 are as follows:


                                           OPERATING              CAPITAL
                                             LEASE                 LEASE
                                     --------------          -------------
   FISCAL YEAR ENDING JUNE 30
                1998                 $      167,100          $     117,200
                1999                        173,400                100,500
                2000                        179,700                 83,700
                2001                        186,000                     --
                2002                        192,300                     --
          Thereafter                         67,000                     --
                                     --------------          -------------

                                     $      965,500                301,400
                                     ==============

         Less amounts representing interest                         55,189
                                                             -------------
                                                             $     246,211
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


10. EMPLOYEE STOCK OPTION PLAN


In April 1996, the Board of Directors approved the establishment of an Employee Stock Option Plan authorizing stock option grants to directors, key employees, and consultants of the Company. The options are intended to qualify as incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, or as nonqualified stock options. The Plan provides for the exercise of options at not less than the fair value of the stock on the date of grant. The options are generally exercisable after one year from date of grant and expire on the tenth anniversary of the date of grant. Pursuant to the terms of the Plan, each nonemployee director of the Company receives an initial grant to purchase 5,000 shares of common stock upon joining the Board, as well as an option to purchase 5,000 shares of common stock immediately following each annual meeting at which directors are elected. An aggregate of 400,000 shares of common stock has been reserved for issuance under the Plan which is administered by a committee designated by the Board of Directors of the Company.

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


                                                    Average
                                        Average   Remaining                       Average
        Range of           Numbers of  Exercise   Contractual        Numbers of   Exercise
     Exercise Prices        Options      Prices    Life (Years)       Options      Price
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
                     ========   =========         ========   =========

11. SUBSEQUENT EVENTS


On September 30, 1997, The Zanett Securities Company ("Zanett"), acting as placement agent for the Company, completed the private placement ("Placement") of $4 million of the Company's Prepaid Common Stock Purchase Warrants ("Prepaid Warrants"). The sale of these Prepaid Warrants was exempt from the registration requirements of the Securities Exchange Act pursuant to Regulation D thereof. Each Prepaid Warrant entitles the holder to purchase that number of shares of Common Stock that is equal to $1,000 divided by the applicable exercise price. Such exercise price is determined initially as 70% of the average closing bid price of the Common Stock for the 10 trading days ending on the day prior to exercise of the Prepaid Warrants. Additionally, the exercise discount shall be increaseed by 1% for each subsequent 60 day period that the Prepaid Warrants remain unexercised. The exercise price, however, shall never exceed $1.40. The Prepaid Warrants may be exercised on the earlier of the date upon which a registration statement is declared effective by the SEC or December 29, 1997. The sale of Common Stock issued upon exercise of such Warrants is restricted to one-third for the first 60, 90 and 120 days subsequent to the registration statement becoming effective. The Prepaid Warrants expire on September 30, 2002.


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


Also in conjunction with the Placement, the Company entered into an agreement with a financial consultant who is an affiliate of Zanett Lombardier, Ltd, an investor in the Prepaid Warrants. During the five-year term of the agreement such consultant will provide the Company with advisory services relating to financial and strategic ventures and alliances, investment banking and general financial advisory services, and advice and assistance with the Company's market development activities. As compensation for these services, the Company issued 3,555,555 Common Stock Purchase Warrants to this consultant that are exercisable at $1.125 per share of Common Stock. The Company has valued these warrants using the Black-Scholes pricing methodology at approximately 4,400,000. Such amount will be recorded in stockholders' equity as unearned compensation and amortized to income over the five-year term of the agreement. These warrants expire on September 30, 2002.

The pro forma balance sheet reflecting this transaction, is as follows:

                                                             ACTUAL       PRO FORMA
                                                          -----------    -----------

Current Assets                                            $   333,852    $ 3,174,293
                                                          ===========    ===========

Total Assets                                                1,246,689      4,087,130
                                                          ===========    ===========

Current Liabilities                                         1,234,878      1,248,878
                                                          ===========    ===========

Long-term Obligations                                         710,139        160,139
                                                          ===========    ===========

Stockholders' Equity (Deficiency)                            (698,328)     2,678,113
                                                          ===========    ===========

Total Liabilities and Stockholders' Equity (Deficiency)     1,246,689      4,087,130
                                                          ===========    ===========


In September 1997, the Company signed a 3 year contract with a major telecommunications company for the delivery of the Company's information services into additional markets beyond an initial trial city. The Company anticipates that this will result in the deployment of the Company's information services in Florida, New York, North Carolina, Chicago, Los Angeles and other designated markets as part of a national campaign.

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

10.8           Metromail  National Directory  Assistance  Reseller Agreement For
               Electronic  Services Providers dated as of March 13, 1995 between the Company and Metromail Corporation**
10.9           Reuters  NewMedia,  Inc. On-Line  Services  Agreement dated as of
               November  13, 1995  between  the  Company  and Reuters  NewMedia,
               Inc.**
10.10          Lease  Agreement  dated as of March 4, 1994,  between the Company and One Station  Place,  L.P.  regarding the Company's  Stamford,
               Connecticut, offices**
10.11          Lease  Modification  and Extension  Agreement,  dated February 6,
               1996,  between the Company and One Station Place, L.P.  regarding the Company's Stamford, Connecticut, offices***
10.12          Employment Agreement (the "Cassetta Employment  Agreement") dated of January 31, 1994 by and among the  Company  and  Sebastian  E.
               Cassetta**
10.13          Amendment No. 1 to the Cassetta Employment  Agreement dated as of
               June  30,  1994  by  and  among  the  Company  and  Sebastian  E.
               Cassetta**
10.14          Employment Agreement (the "Francesco Employment Agreement") dated as of January  31,  1994 by and among the  Company  and Steven T.
               Francesco**
10.15          Amendment No. 1 to the Francesco  Employment Agreement dated June
               30, 1994 by and among the Company and Steven T. Francesco**
10.16          Form of Registration  Rights Agreement  between  the  Company and certain investors**
10.17          Form of Consulting Agreement  between  the  Company  and Rickel &
               Associates**
10.18          Agreement  dated as of January 31,  1996  between the Company and
               Henry Snow**
10.19          Memorandum  of  Understanding  dated  February  7,  1996  between
               Northern Telecom Inc. and the Company**
10.20          Subscriber  Agreement dated February 16, 1996 between the Company and the Cunningham Group Inc. dba Lotter USA.com**
10.21          Memorandum  of  Understanding,  dated June 26, 1996,  between the
               Company and CIDCO Incorporated***
10.22          Form of 1996  Stock Option  Plan*****
10.23          Form of Registration Rights Agreement  issued  to  purchasers  of
               Prepaid Common Stock Purchase Warrants****
10.24          Consulting Agreement with Bruno Guazzoni****
10.25          Agreement between Sprint/United Management Company and  SmartServ
               Online, Inc. dated September 26, 1997+
11.1           Statement Regarding Computation of Per Share Earnings*
27             Financial Data Schedule+

_________________
*        Filed as an exhibit to the Company's   Annual  Report  on  Form  10-KSB
         for the fiscal year ended June 30, 1997
** Filed as an exhibit to the Company's registration statement on Form SB-2 (Registration No. 333-114)
*** Filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1996
**** Filed as an exhibit to the Company's Current Report on Form 8-K/A for an event dated September 30, 1997
*****    Filed as an exhibit to the Company's Proxy Statement  dated October 10,
         1996
+        Filed herewith

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

November 3, 1997                        SMARTSERV ONLINE, INC.
                                         Registrant

                                        By:  /S/SEBASTIAN E. CASSETTA
                                           ------------------------------
                                              Sebastian E. Cassetta
                                              Chairman of the Board
                                              Chief Executive Officer