Form 10QSB
period 1997-09-30
SMARTSERV ONLINE INC
filed 1997-11-19
CIK 1005698

                                   FORM 10-QSB

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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


INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIODS THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS.  YES  X   NO ______


TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE)

         YES    ______       NO    X


THE NUMBER OF SHARES OF COMMON STOCK, $.01 PAR VALUE, OUTSTANDING AS OF NOVEMBER 18, 1997 WAS 3,695,000.

                             SMARTSERV ONLINE, INC.

                                   FORM 10-QSB

                                      INDEX





PART 1.       FINANCIAL INFORMATION

Item 1.       Financial Statements

              Balance Sheets - June 30, 1997 and September 30, 1997 (unaudited)...................................  2

              Statements of Operations - three months ended September 30, 1997 and 1996 (unaudited)................................................................................  3

              Statement of Changes in Stockholders' Equity - three months ended September 30, 1997 (unaudited)................................................................  4

              Statements of Cash Flows - three months ended September 30, 1997 and
              1996 (unaudited)....................................................................................  5

              Notes to Unaudited Financial Statements.............................................................  6

Item 2.       Management's Discussion and Analysis or Plan of Operation........................................... 10


PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings................................................................................... 15

Item 6.       Exhibits and Reports on Form 8-K.................................................................... 15

              Signatures.......................................................................................... 16

                             SMARTSERV ONLINE, INC.

                                 BALANCE SHEETS

                                                                 SEPTEMBER 30,       JUNE 30,
                                                                     1997              1997
                                                                 ------------     ------------
                                                                  (UNAUDITED)
ASSETS
Current assets
   Cash and cash equivalents                                     $  2,629,421     $     93,345
   Accounts receivable, net of an allowance for losses
       of $6,000 at September 30, 1997 and June 30, 1997              180,926          149,782
   Prepaid expenses                                                    49,563           90,725
                                                                 ------------     ------------
Total current assets                                                2,859,910          333,852

Property and equipment, net                                           709,272          743,714

Other assets                                                           66,965          169,123
                                                                 ------------     ------------

Total Assets                                                     $  3,636,147     $  1,246,689
                                                                 ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Accounts payable                                              $  1,240,066     $    829,355
   Accrued liabilities                                                285,579          211,813
   Accrued interest                                                        --           16,323
   Payroll taxes payable                                              115,106           20,383
   Salaries payable                                                    34,227           46,018
   Current portion of capital lease obligation                         68,811           86,072
   Loan payable to officer                                             12,500               --
   Deferred revenues                                                   35,102           24,914
                                                                 ------------     ------------
Total current liabilities                                           1,791,391        1,234,878
                                                                 ------------     ------------

Long-term portion of capital lease obligation                         140,524          160,139

Notes payable                                                                          550,000

STOCKHOLDERS' EQUITY
Common stock - $.01 par value
   Authorized - 15,000,000 shares
   Issued and outstanding - 3,695,000 shares at June 30, 1997
       and September 30, 1997                                          36,950           36,950
Additional paid-in capital                                         17,336,692        9,046,592
Unearned compensation                                              (4,370,000)              --
Accumulated deficit                                               (11,299,410)      (9,781,870)
                                                                 ------------     ------------
Total stockholders' equity                                          1,704,232         (698,328)
                                                                 ------------     ------------

Total Liabilities and Stockholders' Equity                       $  3,636,147     $  1,246,689
                                                                 ============     ============

See accompanying notes.

                             SMARTSERV ONLINE, INC.

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                        THREE MONTHS
                                                      ENDED SEPTEMBER 30
                                                 ---------------------------
                                                     1997           1996
                                                 -----------     -----------

Revenues                                         $   200,193     $    13,852
                                                 -----------     -----------

Costs and expenses:
   Costs of revenues                                 377,972         167,185
   Product development expenses                      205,073         192,766
   Selling, general and administrative
         expenses                                    529,463         487,064
                                                 -----------     -----------
   Total costs and expenses                        1,112,508         847,015
                                                 -----------     -----------

Loss from operations                                (912,315)       (833,163)
                                                 -----------     -----------

Other income (expense):
   Interest income                                     1,087          40,339
   Interest expense and other financing costs       (606,312)         (3,013)
                                                 -----------     -----------
                                                    (605,225)         37,326
                                                 -----------     -----------

Net loss                                         $(1,517,540)    $  (795,837)
                                                 ===========     ===========

Net loss per share (Note 2)                      $     (0.41)    $     (0.22)
                                                 ===========     ===========

Weighted average shares outstanding
   (Note 2)                                        3,695,000       3,695,000
                                                 ===========     ===========



See accompanying notes.

                             SMARTSERV ONLINE, INC.

                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                      THREE MONTHS ENDED SEPTEMBER 30, 1997
                                   (UNAUDITED)






                                                                   ADDITIONAL
                                        COMMON STOCK                PAID-IN          UNEARNED       ACCUMULATED
                                    SHARES         PAR VALUE        CAPITAL        COMPENSATION       DEFICIT           TOTAL
                                 ------------     ------------    ------------     ------------     ------------     ------------

Balance at June 30, 1997            3,695,000     $     36,950    $  9,046,592     $         --     $ (9,781,870)    $   (698,328)

Issuance of 4,000 Prepaid
   Common Stock Purchase
   Warrants, net of direct
   costs of $545,000                       --               --       3,455,000               --               --        3,455,000

Issuance of Common Stock
   Purchase Warrants to a
   financial consultant in
   connection with the
   issuance of 4,000 Prepaid
   Common Stock Purchase
   Warrants                                --               --       4,370,000       (4,370,000)              --               --

Issuance of Common Stock
   Purchase Warrants in
   connection with the
   issuance of notes                       --               --         465,100               --               --          465,100

Net loss for the period                    --               --              --               --       (1,517,540)      (1,517,540)
                                 ------------     ------------    ------------     ------------     ------------     ------------

Balance at September 30, 1997       3,695,000     $     36,950    $ 17,336,692     $ (4,370,000)    $(11,299,410)    $  1,704,232
                                 ============     ============    ============     ============     ============     ============



See accompanying notes.

                             SMARTSERV ONLINE, INC.

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                        THREE MONTHS
                                                                      ENDED SEPTEMBER 30
                                                                  ---------------------------
                                                                      1997           1996
                                                                  -----------     -----------
OPERATING ACTIVITIES
Net loss                                                          $(1,517,540)    $  (795,837)
Adjustments to reconcile net loss to net cash used
    in operating activities:
       Depreciation and amortization of property and equipment         46,073          16,901
       Non-cash interest expense and other financing costs            615,564              --
       Changes in market value of employee options                         --         (36,262)
       Amortization of unearned revenues                               (2,290)             --
       Amortization and write-off of deferred charges                  63,000           9,000
       Other changes that provided (used) cash                                             --
          Accounts receivable                                         (31,144)         (1,042)
          Accrued interest receivable                                      --         (26,381)
          Prepaid expenses                                              5,162         (32,200)
          Accounts payable and accrued liabilities                    495,477        (106,279)
          Accrued interest                                            (16,323)             --
          Payroll taxes payable                                        83,723           2,202
          Salaries payable                                            (11,791)        (11,803)
          Unearned revenues                                            12,478              --
          Security deposit reduction                                   14,253              --
                                                                  -----------     -----------
    Net cash used in operating activities                            (243,358)       (981,701)
                                                                  -----------     -----------

INVESTING ACTIVITIES
Purchase of equipment                                                 (11,631)        (99,173)
                                                                  -----------     -----------
    Net cash used in investing activities                             (11,631)        (99,173)
                                                                  -----------     -----------

FINANCING ACTIVITIES
Repayment of capital lease obligation                                 (36,876)             --
Proceeds from the issuance of short-term notes                        196,500              --
Proceeds from the issuance of warrants, net                         2,643,941              --
Costs of the issuance of warrants                                     (25,000)             --
Proceeds from officers' loans                                          37,500              --
Repayment of officers' loans                                          (25,000)             --
                                                                  -----------     -----------
    Net cash provided by financing activities                       2,791,065              --
                                                                  -----------     -----------

Increase (decrease) in cash and cash equivalents                    2,536,076      (1,080,874)
Cash and cash equivalents - beginning of period                        93,345       3,460,850
                                                                  -----------     -----------

Cash and cash equivalents - end of period                         $ 2,629,421     $ 2,379,976
                                                                  ===========     ===========


See accompanying notes.

                             SMARTSERV ONLINE, INC.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1997



1. ORGANIZATION

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

On September 30, 1997, the Company completed a private placement ("Placement") of $4 million of Prepaid Common Stock Purchase Warrants ("Prepaid Warrants") as more fully disclosed in Note 6. An integral part of this Placement was the conversion of notes payable and accrued interest thereon, aggregating $836,059, into such Prepaid Warrants. The net proceeds to the Company of $2,643,941 will provide it with working capital and allow it to continue its marketing efforts.


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION
The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions of Form 10-QSB and Rule 310 of Regulation SB and, therefore, do not include all information and notes necessary for a presentation of results of operations, financial position and cash flows in conformity with generally accepted accounting principles. The balance sheet at June 30, 1997 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB/A for the year ended June 30, 1997. In the opinion of the Company, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been made. Results of operations for the three months ended September 30, 1997 are not necessarily indicative of those expected for the year ending June 30, 1998.

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

RECLASSIFICATIONS
Certain amounts in the 1996 financial statements have been reclassified to conform to the 1997 presentation.

LOSS PER SHARE
Net loss per share is computed based on the weighted average number of common shares and common equivalents outstanding during the period using the treasury stock method. Shares from the assumed exercise of options and warrants granted by the Company have been included in the computations of loss per share for all periods, unless their inclusion would be antidilutive.

RECENT ACCOUNTING PRONOUNCEMENTS
In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement 128, Earnings Per Share. Statement 128 establishes standards for computing and presenting earnings per share. This Statement simplifies the standards for computing earnings per share previously required by APB Opinion No. 15, and makes them comparable to international EPS standards. Also in February 1997, the FASB issued Statement No. 129, Disclosure of Information about Capital Structure. This Statement established standards for disclosing information about an entity's capital structure. Both of these statements are effective for fiscal years ending on or after December 15, 1997. The Company plans to adopt and apply the provisions of these statements for the fiscal year ending June 30, 1998. The resulting effect of the application of these statements is not expected to have a material impact on the financial statements.


3. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                                              SEPTEMBER 30,    JUNE 30,
                                                                                  1997          1997
                                                                                ---------     ---------
Data processing equipment                                                       $ 575,408     $ 564,098
Data processing equipment purchase under a capital lease                          246,211       246,211
Office furniture and equipment                                                     69,196        69,196
Display equipment                                                                   9,635         9,635
Leasehold improvements                                                             36,678        36,357
                                                                                ---------     ---------

                                                                                  937,128       925,497

Accumulated depreciation, including $20,517 and $8,207 at September 30, 1997 and June 30, 1997, respectively, for equipment purchased
under a capital lease                                                            (227,856)     (181,783)
                                                                                ---------     ---------
                                                                                $ 709,272     $ 743,714
                                                                                =========     =========

4. NOTES PAYABLE

On May 29, 1997, the Company entered into a line of credit facility with a financial institution for a maximum borrowing thereunder of $550,000. Borrowings under this facility were to be repaid on August 27, 1997 along with interest at the rate of 24% per annum. On July 21, 1997 and September 16, 1997, the facility was amended to provide for additional borrowings of up to $222,222. On September 30, 1997, notes payable of $772,222 and accrued interest thereon of $63,837 were converted into the Company's Prepaid Warrants as more fully described in Note 6.

In conjunction with the origination of the line of credit facility, the Company issued 250,000 common stock purchase warrants to the financial institution. Similarly, the Company issued 50,500 warrants for each of the July and September amendments. As a result of the Company's default on the note in August, the Company was required to issue 300,500 "default" warrants to such institution. These 651,500 warrants were issued at exercise prices ranging from $1.125 to $2.825 and expire in September 2002. The exercise price of these warrants was adjusted in September 1997 to a maximum of $1.40. They have been valued in accordance with the Black-Scholes pricing methodology and recorded in the statement of operations as financing costs.


5. LOAN PAYABLE TO OFFICER

The loan payable to an officer of the Company is non-interest bearing and due on demand. Such loan was repaid on October 2, 1997.


6. EQUITY TRANSACTIONS

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

As compensation for its services, Zanett received a placement fee and an unaccountable expense allowance of 10% ($400,000) and 3% ($120,000), respectively, of the gross proceeds of the Placement. Additionally, the Company issued 600,000 Common Stock Purchase Warrants to Zanett that are exercisable at $1.125 per share of Common Stock. These warrants expire on September 30, 2002.

Also in conjunction with the Placement, the Company entered into an agreement with a financial consultant who is an affiliate of Zanett Lombardier, Ltd, an investor in the Prepaid Warrants. During the five-year term of the agreement such consultant will provide the Company with advisory services relating to financial and strategic ventures and alliances, investment banking and general financial advisory services, and advice and assistance with the Company's market development activities. As compensation for these services, the Company issued 3,555,555 Common Stock Purchase Warrants to this consultant that are exercisable at $1.125 per share of Common Stock. The Company has valued these warrants using the Black-Scholes pricing methodology at approximately $4,400,000. Such amount has been recorded in stockholders' equity as unearned compensation and will be amortized to income over the five-year term of the agreement. These warrants expire on September 30, 2002.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


PLAN OF OPERATION

The Company provides online information and transactional services through screen-based telephones, personal computers, personal digital assistants, the Internet, interactive voice response systems, alpha-numeric paging devices and other personal communications systems to clients of potential Strategic Marketing Partners, as well as to prospective direct subscribers. The Company has exited from the development stage with the completion of its software architecture and product offering and has commenced the implementation of its marketing strategies.

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

The Company's plan of operation includes programs for marketing simultaneously at two distinct levels. At the first level, the Company is developing strategic marketing relationships with key partners that provide access to large numbers of potential subscribers for its monthly services. These partners include regional telephone operating companies, long distance carriers, telephone equipment manufacturers and others who distribute screen telephone equipment, market local screen telephone services or otherwise benefit from the increased acceptance of these devices. Screen phones were developed to facilitate the use of caller ID, call waiting and other services offered at a premium by the telephone companies. To these partners, the Company's services are perceived as a means of increasing interest in and sales of screen telephones, and there is thus a strong incentive to promote the Company's services as a value-added benefit. In September 1997, the Company signed a 3 year contract with Sprint/United Management Company for the delivery of the Company's information services into additional markets beyond the initial trial city--Las Vegas. The Company anticipates that this will result in the deployment of the Company's information services in Florida, New York, North Carolina, Chicago, Los Angeles and other designated markets as part of a national campaign.

The Company is also working with businesses, such as brokerage firms, that need to disseminate proprietary information more effectively to their existing client base. The Company's information platform and communications architecture allows the bundling of its partners' proprietary information with its own value-added information, and makes this package available to subscribers 24 hours per day, 365 days per year. The Company is currently working with Schroder & Company in an effort to provide proprietary account information to the customers of its correspondent relationships. As a direct result of this relationship, the Company is providing its stock quote product and online trading services to the customers of a correspondent relationship. Additionally, the Company has an agreement with another correspondent firm to make the Company's "BrokerNet" program available to its 400 independent stockbrokers.

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

Notwithstanding the execution of a contract with Sprint/United Management Company and the continual discussions with potential Strategic Marketing Partners about potential marketing relationships, there can be no assurance that the Company's products and services will continue to be accepted in the marketplace by the ultimate consumers.

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

QUARTER ENDED SEPTEMBER 30, 1997 VS. QUARTER ENDED SEPTEMBER 30, 1996

The Company commenced the implementation of its marketing plan during the quarter ended September 30, 1996 and recorded revenues of 13,852 from the sale of its information services. During the quarter ended September 30, 1997, sales of the company's information services increased to $162,693, primarily from the SmartServ Online "Pro" real-time stock quote service. Additionally, the Company recorded revenues of $37,500 related to enhancement, implementation, and marketing of services associated with its arrangement with Schroder & Co., Inc.

During the quarter ended September 30, 1997, the Company incurred costs of services of $377,972. Such costs consisted primarily of information and communication costs ($190,500), personnel costs ($91,500), and computer hardware leases, depreciation and maintenance ($79,700). During the quarter ended September 30, 1996, the cost of services was $167,185. Such costs consisted primarily of information and communication costs ($37,200), personnel costs ($81,900), and computer hardware leases, depreciation and maintenance ($38,400). Product development costs were $205,073 vs. $192,766 for the quarter ended September 30, 1996. Such costs consisted primarily of personnel costs ($144,400) and computer system consultants ($54,900). During the quarter ended September 30, 1996, such product development expenses consisted primarily of personnel costs ($122,300) and systems consultants ($61,700).

During the quarter ended September 30, 1997, the Company incurred selling, general and administrative expenses of $529,463 vs. $487,064 for the quarter ended September 30, 1996. Such costs were incurred primarily for personnel costs ($212,000), facilities ($48,700), marketing and advertising costs ($37,200), professional fees ($113,300), and telecommunications costs ($22,000). Included in professional fees is a non-cash charge of $63,000 for the write-off of prepaid consulting fees incurred in connection with the Company's Initial Public Offering of securities. During the quarter ended September 30, 1996, the Company commenced an effort to build an infrastructure capable of supporting its operations and the marketing and advertising of its information product offering. Such costs were incurred primarily for advertising and marketing ($56,900), personnel costs ($113,900), professional fees ($130,100) and telecommunications costs ($19,800). The necessary funds to support these efforts were provided by the Company's Initial Public Offering ("IPO") in March 1996 and revenues from information sales and services.

Interest income for the quarter ended September 30, 1997 amounted to $1,087 vs. $40,339 for the quarter ended September 30, 1996. During the quarter ended September 30, 1996 such amounts were earned primarily from the Company's investments in highly liquid commercial paper. Interest and financing costs for the year ended September 30, 1997 were $606,312. Such amounts were incurred primarily in connection with the issuance of short-term notes payable and associated common stock purchase warrants. The common stock purchase warrants have been recorded in the financial statements in accordance with the Black-Scholes pricing methodology. Interest costs for the quarter ended September 30, 1996 were incurred in connection with an insurance financing agreement and amounted to $3,013.

CAPITAL RESOURCES AND LIQUIDITY

Since inception of the Company on August 20, 1993 through March 21, 1996, the date of the IPO, the Company had funded its operations through a combination of private debt and equity financings totaling $2,900,000 and $300,000, respectively.

The IPO of 1,695,000 common shares and 1,725,000 common stock purchase warrants on March 21, 1996 provided the Company with gross proceeds of $8,647,500. Direct costs associated with the IPO were approximately $1,589,000.

During the first half of the year ended June 30, 1997, the Company's operations were funded through the proceeds of the March 1996 IPO and revenues generated from the Company's marketing and advertising programs. Commencing with the second half of 1997, the Company experienced both equity and working capital constraints resulting from the information delivery system's inability to support and retain the volume of users generated by the Company's marketing and advertising programs. In May 1997, the Company arranged a line of credit facility with a financial institution. Such line of credit was originated for a maximum borrowing amount of $550,000. In July and September 1997 the facility was amended to allow for additional borrowings of up to $222,222. In conjunction with the origination of the line of credit facility, the Company issued 250,000 common stock purchase warrants to the financial institution. Similarly, the Company issued 50,500 warrants for each of the July and September amendments. As a result of the Company's default on the note in August, the Company was required to issue 300,500 "default" warrants to such institution. These 651,500 warrants were issued at exercise prices ranging from $1.125 to $2.825 and expire in September 2002. The exercise price of these warrants was adjusted in September 1997 to a maximum of $1.40.

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

Also in conjunction with the Placement, the Company entered into an agreement with a financial consultant who is an affiliate of Zanett Lombardier, Ltd, an investor in the Prepaid Warrants. During the five-year term of the agreement this consultant will provide the Company with advisory services relating to financial and strategic ventures and alliances, investment banking and general financial advisory services, and advice and assistance with the Company's market development activities. As compensation for these services, the Company issued 3,555,555 Common Stock Purchase Warrants to this financial consultant that are exercisable at $1.125 per share of Common Stock. The Company has valued these warrants using the Black-Scholes pricing methodology at approximately $4,400,000. Such amount has been recorded in stockholders' equity as unearned compensation and will be amortized to income over the five-year term of the agreement.

As part of the Placement, Zanett converted a note payable of $772,222, issued pursuant to a Line of Credit Agreement dated May 29, 1997, as amended, and accrued interest thereon of $63,837 into Prepaid Warrants. The net proceeds of the Placement of $2,643,941 will be used for general working capital requirements.

The Company has entered into a 3 year contract with Sprint/United Management Corp. and is currently negotiating agreements with several major stock brokerage firms. The Company's management believes that upon the successful implementation of its marketing plan, sufficient revenues will be generated to meet operating requirements. Management also believes that the successful execution of its proposed plan of operations will generate sufficient cash flow from operations to enable the Company to offer its services on an economically sound basis; however, no assurance can be given that such goals will be obtained or that any expected revenues or cash flows will be forthcoming.

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

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8 - K

(a)    The following exhibits are included herein:

           Exhibit 11 - Statement re: computation of earnings per share

           Exhibit 27 - Financial Data Schedule

(b)    REPORTS OF FORM 8-K

           Since the end of the fiscal year ended June 30, 1997, the Company filed a Current Report on Form 8-K dated September 30, 1997 and a Form 8-K/A reporting Item 5 and containing a pro forma balance sheet as at August 31, 1997.

                             SMARTSERV ONLINE, INC.


                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          SmartServ Online, Inc.
                                         (Registrant)

                                          By:


Date:  November 18, 1997                  /S/  SEBASTIAN E. CASSETTA
       -----------------                  --------------------------
                                               Sebastian E. Cassetta
                                               Chairman of the Board, Chief
                                               Executive Officer




Date:  November 18, 1997                  /S/  THOMAS W. HALLER
       -----------------                  ---------------------
                                               Thomas W. Haller
                                               Chief Financial Officer,
                                               Treasurer

                                EXHIBIT INDEX

           Exhibit 11 - Statement re: computation of earnings per share

           Exhibit 27 - Financial Data Schedule