Form 10QSB
period 1997-12-31
SMARTSERV ONLINE INC
filed 1998-02-23
CIK 1005698

================================================================================


                                   FORM 10-QSB

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1997

                         COMMISSION FILE NUMBER 0-28008


                             SMARTSERV ONLINE, INC.
--------------------------------------------------------------------------------
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

          DELAWARE                                      13-3750708
(STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)

          METRO CENTER, ONE STATION PLACE, STAMFORD, CONNECTICUT    06902
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


THE NUMBER OF SHARES OF COMMON STOCK, $.01 PAR VALUE, OUTSTANDING AS OF FEBRUARY 20, 1998 WAS 3,958,339.



================================================================================

                             SMARTSERV ONLINE, INC.

                                   FORM 10-QSB

                                      INDEX





PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets - June 30, 1997 and December 31, 1997 (unaudited)......2

         Statements of Operations - three months ended December 31, 1997 and
         1996 and six months ended December 31, 1997 and 1996 (unaudited)......3

         Statement of Changes in Stockholders' Equity - six months
         ended December 31, 1997 (unaudited)...................................4

         Statements of Cash Flows - three months ended December 31, 1997 and
         1996 and six months ended December 31, 1997 and 1996 (unaudited)......5

         Notes to Unaudited Financial Statements...............................6

Item 2.  Management's Discussion and Analysis or Plan of Operation............10


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings....................................................16

Item 6.  Exhibits and Reports on Form 8-K.....................................16

         Signatures...........................................................17

                             SMARTSERV ONLINE, INC.

                                 BALANCE SHEETS

                                                          DECEMBER 31,       JUNE 30,
                                                              1997             1997
                                                          ------------    ------------
ASSETS                                                    (UNAUDITED)
Current assets
   Cash and cash equivalents                              $  1,320,859    $     93,345
   Accounts receivable, net of an allowance for losses
       of $6,000 at December 31, 1997 and June 30, 1997        127,162         149,782
   Prepaid expenses and other receivables                       41,643          90,725
                                                          ------------    ------------
Total current assets                                         1,489,664         333,852

Property and equipment - net                                   693,253         743,714

Other assets                                                    66,965         169,123
                                                          ------------    ------------

Total Assets                                              $  2,249,882    $  1,246,689
                                                          ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Accounts payable                                       $    922,222    $    829,355
   Accrued liabilities                                         215,225         211,813
   Accrued interest                                               --            16,323
   Payroll taxes payable                                         7,582          20,383
   Salaries payable                                             85,884          46,018
   Current portion of capital lease obligation                  71,163          86,072
   Deferred revenues                                            36,102          24,914
                                                          ------------    ------------
Total current liabilities                                    1,338,178       1,234,878
                                                          ------------    ------------

Long-term portion of capital lease obligation                  120,237         160,139

Notes payable                                                     --           550,000

STOCKHOLDERS' EQUITY
Common stock - $.01 par value
   Authorized - 15,000,000 shares
   Issued and outstanding - 3,695,000 shares
       at June 30, 1997 and December 31, 1997                   36,950          36,950
Additional paid-in capital                                  15,008,392       9,046,592
Unearned compensation                                       (1,538,625)           --
Accumulated deficit                                        (12,715,250)     (9,781,870)
                                                          ------------    ------------
Total stockholders' equity (deficiency)                        791,467        (698,328)
                                                          ------------    ------------

Total Liabilities and Stockholders' Equity (Deficiency)   $  2,249,882    $  1,246,689
                                                          ============    ============

See accompanying notes.

                             SMARTSERV ONLINE, INC.

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                THREE MONTHS                   SIX MONTHS
                                              ENDED DECEMBER 31             ENDED DECEMBER 31
                                         --------------------------    --------------------------
                                             1997           1996           1997           1996
                                         -----------    -----------    -----------    -----------
Revenues                                 $   181,594    $   283,257    $   381,787    $   297,109
                                         -----------    -----------    -----------    -----------

Costs and expenses:
   Costs of revenues                         340,713        360,175        718,685        527,360
   Product development expenses              222,632        299,941        427,705        492,707
   Selling, general and administrative
      expenses                               630,764        953,835      1,160,227      1,440,899
                                         -----------    -----------    -----------    -----------
   Total costs and expenses                1,194,109      1,613,951      2,306,617      2,460,966
                                         -----------    -----------    -----------    -----------

Loss from operations                      (1,012,515)    (1,330,694)    (1,924,830)    (2,163,857)
                                         -----------    -----------    -----------    -----------

Other income (expense):
   Interest income                            21,544         24,846         22,631         65,185
   Interest expense and other
     financing costs                        (424,869)        (2,695)    (1,031,181)        (5,708)
                                         -----------    -----------    -----------    -----------
                                            (403,325)        22,151     (1,008,550)        59,477
                                         -----------    -----------    -----------    -----------

Net loss                                 $(1,415,840)   $(1,308,543)   $(2,933,380)   $(2,104,380)
                                         ===========    ===========    ===========    ===========

Basic and diluted earnings per common
   share (Note 2)                        $     (0.38)   $     (0.35)   $     (0.79)   $     (0.57)
                                         ===========    ===========    ===========    ===========

Weighted average shares outstanding
   (Note 2)                                3,695,000      3,695,000      3,695,000      3,695,000
                                         ===========    ===========    ===========    ===========

See accompanying notes

                             SMARTSERV ONLINE, INC.

                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                       SIX MONTHS ENDED DECEMBER 31, 1997
                                   (UNAUDITED)

                                                             ADDITIONAL
                                      COMMON STOCK             PAID-IN        UNEARNED        ACCUMULATED
                                  SHARES       PAR VALUE       CAPITAL       COMPENSATION       DEFICIT          TOTAL
                               ------------   ------------   ------------    ------------    ------------    ------------
Balance at June 30, 1997          3,695,000   $     36,950   $  9,046,592    $       --      $ (9,781,870)   $   (698,328)

Issuance of 4,000 Prepaid
   Common Stock Purchase
   Warrants, net of direct
   costs of $545,000                   --             --        3,455,000            --              --         3,455,000

Issuance of Common Stock
   Purchase Warrants to a
   financial consultant in
   connection with the
   issuance of 4,000 Prepaid
   Common Stock Purchase
   Warrants                            --             --        1,619,600      (1,619,600)           --              --

Issuance of Common Stock
   Purchase Warrants in
   connection with the
   issuance of notes                   --             --          887,200            --              --           887,200

Amortization of unearned
  compensation over the term
  of the agreement                     --             --             --            80,975            --            80,975

Net loss for the period                --             --             --              --        (2,933,380)     (2,933,380)
                               ------------   ------------   ------------    ------------    ------------    ------------

Balance at December 31, 1997      3,695,000   $     36,950   $ 15,008,392    $ (1,538,625)   $(12,715,250)   $    791,467
                               ============   ============   ============    ============    ============    ============

See accompanying notes.

                             SMARTSERV ONLINE, INC.

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                            THREE MONTHS                   SIX MONTHS
                                                          ENDED DECEMBER 31             ENDED DECEMBER 31
                                                     --------------------------    --------------------------
                                                        1997           1996           1997           1996
                                                     -----------    -----------    -----------    -----------
OPERATING ACTIVITIES
Net loss                                             $(1,415,840)   $(1,308,543)   $(2,933,380)   $(2,104,380)
Adjustments to reconcile net loss to net cash used
in operating activities:
    Depreciation and amortization of property
       and equipment                                      47,264         21,425         93,337         38,326
    Non-cash interest expense and other
       financing costs                                   422,100           --        1,037,664           --
    Changes in market value of employee options             --          224,555           --          188,293
    Amortization of unearned revenues                     (2,377)          --           (4,667)          --
    Amortization and write-off of deferred charges          --            9,000         63,000         18,000
    Amortization of unearned compensation                 80,975           --           80,975           --
    Other changes that provided (used) cash
       Accounts receivable                                53,764       (111,360)        22,620       (112,402)
       Inventories                                          --          (30,000)          --          (30,000)
       Prepaid expenses and other receivables              7,920        (28,545)        13,082        (87,126)
       Accounts payable and accrued liabilities         (388,198)       154,748        107,279         48,469
       Accrued interest                                     --             --          (16,323)          --
       Payroll taxes payable                            (107,524)         4,386        (23,801)         6,588
       Salaries payable                                   51,657         21,779         39,866          9,976
       Unearned revenues                                   3,377         20,000         15,855         20,000
       Security deposit reduction                           --             --           14,253           --
                                                     -----------    -----------    -----------    -----------
    Net cash used in operating activities             (1,246,882)    (1,022,555)    (1,490,240)    (2,004,256)
                                                     -----------    -----------    -----------    -----------

INVESTING ACTIVITIES
Purchase of equipment                                    (31,245)      (119,570)       (42,876)      (218,743)
                                                     -----------    -----------    -----------    -----------
    Net cash used in investing activities                (31,245)      (119,570)       (42,876)      (218,743)
                                                     -----------    -----------    -----------    -----------

FINANCING ACTIVITIES
Repayment of capital lease obligation                    (17,935)          --          (54,811)          --
Proceeds from the issuance of short-term notes              --             --          196,500           --
Proceeds from the issuance of warrants, net                 --             --        2,643,941           --
Costs of the issuance of warrants                           --             --          (25,000)          --
Proceeds from officers' loans                               --             --           37,500           --
Repayment of officers' loans                             (12,500)          --          (37,500)          --
                                                     -----------    -----------    -----------    -----------

    Net cash provided by (used in) financing
    activities                                           (30,435)          --        2,760,630           --
                                                     -----------    -----------    -----------    -----------

Increase (decrease) in cash and cash equivalents      (1,308,562)    (1,142,125)     1,227,514     (2,222,999)
Cash and cash equivalents - beginning of period        2,629,421      2,379,976         93,345      3,460,850
                                                     -----------    -----------    -----------    -----------

Cash and cash equivalents - end of period            $ 1,320,859    $ 1,237,851    $ 1,320,859    $ 1,237,851
                                                     ===========    ===========    ===========    ===========

See accompanying notes.

                             SMARTSERV ONLINE, INC.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

                                DECEMBER 31, 1997



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

On September 30, 1997, the Company completed a private placement ("Placement") of $4 million of Prepaid Common Stock Purchase Warrants ("Prepaid Warrants") as more fully disclosed in Note 6. An integral part of this Placement was the conversion of notes payable and accrued interest thereon, aggregating $836,059, into such Prepaid Warrants. The net proceeds to the Company of $2,643,941 have provided it with working capital to allow it to continue its marketing efforts.


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
---------------------
The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions of Form 10-QSB and Rule 310 of Regulation SB and, therefore, do not include all information and notes necessary for a presentation of results of operations, financial position and cash flows in conformity with generally accepted accounting principles. The balance sheet at June 30, 1997 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB/A for the year ended June 30, 1997. In the opinion of the Company, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been made. Results of operations for the six months ended December 31, 1997 are not necessarily indicative of those expected for the year ending June 30, 1998.

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

Reclassifications
-----------------
Certain amounts in the 1996 financial statements have been reclassified to conform to the 1997 presentation.

Basic and Diluted Earnings Per Share
------------------------------------
In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share. Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements. The weighted-average shares outstanding are determined as the mean average of the shares outstanding and assumed to be outstanding during the period.

Recent Accounting Pronouncements
--------------------------------
In February 1997, the FASB issued Statement No. 129, Disclosure of Information about Capital Structure. This Statement established standards for disclosing information about an entity's capital structure. This statement is effective for fiscal years ending on or after December 15, 1997. The Company plans to adopt and apply the provisions of this statement for the fiscal year ending June 30, 1998. The resulting effect of the application of this statement is not expected to have a material impact on the financial statements.


3. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                             DECEMBER 31,   JUNE 30,
                                                                 1997         1997
                                                              ---------    ---------
Data processing equipment                                     $ 606,653    $ 564,098
Data processing equipment purchased under a capital lease       246,211      246,211
Office furniture and equipment                                   69,196       69,196
Display equipment                                                 9,635        9,635
Leasehold improvements                                           36,678       36,357
                                                              ---------    ---------

                                                                968,373      925,497

Accumulated  depreciation,  including $32,828 and $8,207 at
December 31, 1997 and June 30, 1997, respectively, for
equipment purchased under a capital lease                      (275,120)    (181,783)
                                                              =========    =========
                                                              $ 693,253    $ 743,714
                                                              =========    =========

4. NOTES PAYABLE

On May 29, 1997, the Company entered into a line of credit facility with a financial institution for a maximum borrowing thereunder of $550,000. Borrowings under this facility were to be repaid on August 27, 1997, along with interest at the rate of 24% per annum. On July 21, 1997 and September 16, 1997, the facility was amended to provide for additional borrowings of up to $222,222. On September

30, 1997, notes payable of $772,222 and accrued interest thereon of $63,837 were converted into the Company's Prepaid Warrants as more fully described in Note 6.

In conjunction with the origination of the line of credit facility, the Company issued 250,000 Common Stock Purchase Warrants to the financial institution. Similarly, the Company issued 50,500 warrants for each of the July and September amendments. As a result of the Company's default on the note in August, the Company was required to issue 300,500 "default" warrants to such institution. These 651,500 warrants were issued at exercise prices ranging from $1.125 to $2.825 and expire in September 2002. Certain of the warrants contain variable exercise provisions predicated on the price of the Company's Common Stock at the time of exercise. Accordingly, the exercise price of the warrants has been adjusted at December 31, 1997 to a maximum of $0.75, the closing price of the Company's Common Stock at that date. Since compensation expense varies with the changes in the market value of the underlying common stock the warrants have been revalued in accordance with the Black-Scholes pricing methodology and recorded in the statement of operations as financing costs.


5. LOANS PAYABLE TO OFFICERS

Loans payable to officers of the Company were non-interest bearing and due on demand. The last of such loans was repaid on October 2, 1997.


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

Terms of the Placement included the conversion by Zanett of notes payable in the amount of $772,222 and accrued interest thereon of $63,837 into Prepaid Warrants. The net proceeds of the Placement of $2,643,941 are being used for general working capital requirements.

As compensation for its services, Zanett received a placement fee and an unaccountable expense allowance of 10% ($400,000) and 3% ($120,000), respectively, of the gross proceeds of the Placement. Additionally, the Company issued 600,000 Common Stock Purchase Warrants to Zanett that are exercisable at $1.125 per share of Common Stock. These warrants expire on September 30, 2002.

Also in conjunction with the Placement, the Company entered into an agreement with a financial consultant who is an affiliate of Zanett Lombardier, Ltd, an investor in the Prepaid Warrants. During the five-year term of the agreement such consultant will provide the Company with advisory services relating to financial and strategic ventures and alliances, investment banking and general financial advisory services, and advice and assistance with the Company's market development activities. As compensation for these services, the Company authorized the issuance of 3,555,555 Common Stock Purchase Warrants to this consultant that are exercisable at $1.125 per share of Common Stock. Of such amount, the issuance of 3,055,555 Common Stock Purchase Warrants is contingent upon the approval of the Company's shareholders. At September 30, 1997, the Company valued these warrants using the Black-Scholes pricing methodology at approximately $4,400,000. However, since the issuance of 3,055,555 Common Stock Purchase Warrants requires the approval of the Company's shareholders, the measurement of compensation expense varies with changes in the market value of the underlying stock. Accordingly, unearned compensation has been adjusted to $1,619,600 at December 31, 1997. Such amount has been recorded in stockholders' equity as unearned compensation and will be amortized to income over the five-year term of the agreement. These warrants expire on September 30, 2002.


7. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                               THREE MONTHS ENDED DECEMBER 31  SIX MONTHS ENDED DECEMBER 31
                                 --------------------------    --------------------------
                                     1997           1996           1997           1996
                                 -----------    -----------    -----------    -----------
Numerator:
   Net loss                      $(1,415,840)   $(1,308,543)   $(2,933,380)   $(2,104,380)
                                 ===========    ===========    ===========    ===========


Denominator:
   Weighted-average shares         3,695,000      3,695,000      3,695,000      3,695,000
                                 ===========    ===========    ===========    ===========

Basic and diluted earnings per
   common share                  $     (0.38)   $     (0.35)   $     (0.79)   $     (0.57)
                                 ===========    ===========    ===========    ===========

At December 31, 1997 there were, exclusive of the Common Stock Purchase Warrants issued in connection with the issuance of notes payable (Note 4) and the Prepaid Warrants (Note 6), 2,462,500 Common Stock Purchase Warrants outstanding. Such warrants have exercise prices ranging from $2.00 to $12.00 per share and expire from March 2001 through September 2002. None of these warrant issuances have been included in the computation of diluted loss per share because their inclusion would be antidilutive. Additionally, the Company has established an employee stock option plan for the benefit of directors, employees and consultants to the Company. These options are intended to qualify as incentive stock options within the meaning of Section 422 of the Internal Revenue Code, as amended, or as nonqualified stock options. The options are generally exercisable after one year from date of grant and no options may be granted after April 15, 2006. The Board of Directors has authorized the issuance of up to 650,000 options, 200,000 of which are subject to stockholder approval. At December 31, 1997, there are options outstanding for the purchase of 303,475 shares of the Company's Common Stock.

SUBSEQUENT EVENTS

Subsequent to December 31, 1997, investors in the Company's Prepaid Warrants converted $175,000 of such warrants into 263,339 shares of Common Stock at exercise prices of $0.515 and $0.850 per share.

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

The Company's plan of operation includes programs for marketing simultaneously at two distinct levels. At the first level, the Company is developing strategic marketing relationships with key partners that provide access to large numbers of potential subscribers for its monthly services. These partners include regional telephone operating companies, long distance carriers, telephone equipment manufacturers and others who distribute screen telephone equipment, market local screen telephone services or otherwise benefit from the increased acceptance of these devices. Screen phones were developed to facilitate the use of caller ID, call waiting and other services offered at a premium by the telephone companies. To these partners, the Company's services are perceived as a means of increasing interest in and sales of screen telephones, and there is thus a strong incentive to promote the Company's services as a value-added benefit. In September 1997, the Company signed a 3 year contract with Sprint/United Management Company ("Sprint") for the delivery of the Company's information services into additional markets beyond the initial trial city--Las Vegas. In December 1997, Sprint commenced the deployment of the Company's services in three Florida markets. The Company anticipates that this will result in the deployment of the Company's information services in New York, North Carolina, Chicago, Los Angeles and other designated markets as part of a national campaign.

The Company has also signed an agreement with CIDCO Incorporated, a leading marketer of screen-based phones and other Caller ID devices, whereby CIDCO will offer the Company's suite of online financial and entertainment information to buyers of the CIDCO CST 2100 screen phone. These services are to marketed as "CIDCO Personal Information Services". CIDCO clients include Southwestern Bell and Bell Atlantic.

The Company is also working with businesses, such as brokerage firms, that need to disseminate proprietary information more effectively to their existing client base. The Company's information platform and communications architecture allows the bundling of its partners' proprietary information with its own value-added information, and makes this package available to subscribers 24 hours per day, 365 days per year. The Company is currently working with Schroder & Co. Inc. ("Schroder") in an effort to provide proprietary account information to the customers of its correspondent relationships. As a direct result of this relationship, the Company is providing its stock quote product and online trading services to the customers of a correspondent relationship. Additionally, the Company has an agreement with another Schroder correspondent firm to make the Company's "BrokerNet" program available to its 400 independent stockbrokers.

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

Notwithstanding  the  execution  of a contract  with  Sprint  and the  continual discussions with potential Strategic Marketing Partners about potential marketing relationships, there can be no assurance that the Company's products and services will continue to be accepted in the marketplace by the ultimate consumers.

Management anticipates that staffing requirements associated with the implementation of its plan of operation will result in the addition of a minimum of 3 to 6 personnel during the period ending June 30, 1998. Such personnel will be added to assist with the programming requirements of Strategic Marketing Partners' product offerings and for customer support.


RESULTS OF OPERATIONS

During the fiscal year ended June 30, 1997, the Company commenced the implementation of its marketing strategies. At December 31, 1997, the Company has approximately 3,500 customers.

QUARTER ENDED DECEMBER 31, 1997 VS. QUARTER ENDED DECEMBER 31, 1996

During the quarter ended December 31, 1997, total revenues amounted to $181,594, consisting primarily of subscription fees for the SmartServ Online "Pro" real-time stock quote service ($136,800) and sales generated from the Company's relationships with Sprint ($24,500) and Schroder ($17,500). In September 1996, the Company commenced the implementation of its marketing plan with a national advertising campaign. Total revenues during the quarter ended December 1996 were $283,257, consisting of subscription fees from the sale of the Company's information services of $40,834, revenues from the sale of related telephone equipment for the delivery of these services to customers of $97,489, and fees for the enhancement, implementation, and marketing of services associated with the Company's arrangement with Schroder of $144,934.

During the quarter ended December 31, 1997, the Company incurred costs of revenues of $340,713. Such costs consisted primarily of information and communication costs ($132,600), personnel costs ($92,300), and computer hardware leases, depreciation and maintenance ($102,800). During the quarter ended December 31, 1996, the costs of revenues were $360,175. Such costs consisted primarily of information and communication costs ($60,000), personnel costs ($146,700), computer hardware leases, depreciation and maintenance ($38,100), and purchases of screen-based phones for resale ($87,600).

Included in personnel costs in 1996 is a non-cash charge of $35,600 for the change in the market value of employee stock options.

Product development expenses were $222,632 vs. $299,941 for the quarter ended December 31, 1996. Such costs consisted primarily of personnel costs ($130,600) and computer systems consultants ($78,800). During the quarter ended December 31, 1996, such product development expenses consisted primarily of personnel costs ($220,100) and systems consultants ($71,600). Included in personnel costs for the quarter ended December 31, 1996 is a non-cash charge of $53,400 for the change in the market value of employee stock options.

During the quarter ended December 31, 1997, the Company incurred selling, general and administrative expenses of $630,764 vs. $953,835 for the quarter ended December 31, 1996. Such costs were incurred primarily for personnel costs ($266,200), facilities ($50,200), marketing and advertising costs ($41,700), professional fees ($209,100), and telecommunications costs ($40,000). Included in professional fees is an $80,975 non-cash charge for the amortization of unearned compensation associated with the issuance of Common Stock Purchase Warrants to a financial consultant. During the quarter ended December 31, 1996, the Company commenced an effort to build an infrastructure capable of supporting its operations and the marketing and advertising of its information product offering. Such costs were incurred primarily for advertising and marketing ($312,700), personnel costs ($377,500), professional fees ($127,300) and telecommunications costs ($19,800). Included in personnel costs in 1996 is a non-cash charge of $135,000 for the change in market value of employee stock options.

Interest income for the quarter ended December 31, 1997 amounted to $21,544 vs. $24,846 for the quarter ended December 31, 1996. During the quarter ended December 31, 1997 such amounts were earned from the Company's investments in highly rated bank certificates of deposit while during the quarter ended December 31, 1996 such amounts were earned primarily from the Company's investments in highly liquid commercial paper. During the quarter ended December 31, 1997 interest and financing costs included a non-cash charge of $422,100 for the revaluation of certain Common Stock Purchase Warrants issued in connection with the Company's May 1997 line of credit facility.


SIX MONTHS ENDED DECEMBER 31, 1997 VS. SIX MONTHS ENDED DECEMBER 31, 1996

During the six months ended December 31, 1997, the Company recorded revenues of $381,787, consisting of $261,700 from the sale of subscriptions to its information services, $55,000 from enhancement, implementation, and marketing services associated with its arrangement with Schroder, and $53,700 from the Company's relationship with Sprint. The Company commenced the implementation of its marketing plan during the six months ended December 1996, and recorded revenues of $152,100 from the sale of its information services and the related screen-based telephones. Additionally, the Company recorded revenues of $145,000 related to the enhancement, implementation and marketing of services associated with its arrangement with Schroder.

During the six months ended December 31, 1997, the Company incurred costs of revenues of $718,685. Such costs consisted primarily of information and communication costs ($323,100), personnel costs ($183,800), and computer hardware leases, depreciation and maintenance ($182,600). During the six months ended December 31, 1996, the costs of revenues were $527,360. Such costs consisted primarily of information and communication costs ($97,200), personnel costs ($228,600), and computer hardware leases, depreciation and maintenance ($76,500), and purchases of screen-based phones for resale ($95,500). Included in personnel costs in 1996 is a non-cash charge of $29,200 for the change in the market value of employee stock options.

Product development expenses were $427,705 during the six months ended December 31, 1997 vs. $492,707 for the six months ended December 31, 1996. Such costs consisted primarily of personnel costs ($275,000) and computer systems consultants ($132,700). During the six months ended December 31, 1996, such product development expenses consisted primarily of personnel costs ($342,300) and systems consultants ($133,300). Included in personnel costs in 1996 is a non-cash charge of $43,800 for the change in the market value of employee stock options.

During the six months ended December 31, 1997, the Company incurred selling, general and administrative expenses of $1,160,227, primarily for personnel costs ($478,200), facilities ($98,800), marketing and advertising costs ($78,900), and professional fees ($336,200). Included in professional fees is a non-cash charge of $63,000 for the write-off of prepaid consulting fees incurred in connection with the Company's Initial Public Offering of Securities and an $80,975 non-cash charge for the amortization of unearned compensation associated with the issuance of Common Stock Purchase Warrants to a financial consultant. Selling, general and administrative expenses for the six months ended December 31, 1996 were $1,440,899. Such costs consisted primarily of personnel costs ($491,400), facilities ($75,000), marketing and advertising costs ($418,100), and professional fees ($257,400). Included in personnel costs for 1996 was a non-cash charge of approximately $115,000 related to the change in value of employee stock options.

Interest income for the six months ended December 31, 1997 amounted to $22,631 vs. $65,185 for the six months ended December 31, 1996. During the six months ended December 31, 1997, such amounts were earned from the Company's investments in highly rated bank certificates of deposit while during the six months ended December 31, 1996, such amounts were earned primarily from the Company's investments in highly liquid commercial paper. Interest and financing costs for the six months ended December 31, 1997 were $1,031,181. Such amounts were incurred primarily in connection with the issuance of short-term notes payable and associated Common Stock Purchase Warrants. The Common Stock Purchase Warrants have been recorded in the financial statements in accordance with the Black-Scholes pricing methodology. Interest costs for the six months ended December 31, 1996 were incurred in connection with an insurance financing agreement and amounted to $5,708.


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

During the first half of the year ended June 30, 1997, the Company's operations were funded through the proceeds of the March 1996 IPO and revenues generated from the Company's marketing and advertising programs. Commencing with the second half of 1997, the Company experienced both equity and working capital constraints resulting from the information delivery system's inability to support and retain the volume of users generated by the Company's marketing and advertising programs. In May 1997, the Company arranged a line of credit facility with a financial institution. Such line of credit was originated for a maximum borrowing amount of $550,000. In July and September 1997, the facility was amended to allow for additional borrowings of up to $222,222. In conjunction with the origination of the line of credit facility, the Company issued 250,000 Common Stock Purchase Warrants to the financial institution. Similarly, the Company issued 50,500 warrants for each of the July and September amendments. As a result of the Company's default on the note in August, the Company was required to issue 300,500 "default" warrants to such institution. These 651,500 warrants were issued at exercise prices ranging from $1.125 to $2.825 and expire in September 2002. Certain of the warrants contain variable exercise provisions predicated on the price of the Company's common stock at the time of exercise. Accordingly, the exercise price of the warrants has been adjusted at December 31, 1997 to a maximum of $0.75, the closing price of the Company's common stock at that date. Since compensation expense varies with the changes in the market value of the underlying common stock the warrants have been revalued in accordance with the Black-Scholes pricing methodology and recorded in the statement of operations as financing costs.

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

Also in conjunction with the Placement, the Company entered into an agreement with a financial consultant who is an affiliate of Zanett Lombardier, Ltd, an investor in the Prepaid Warrants. During the five-year term of the agreement this consultant will provide the Company with advisory services relating to financial and strategic ventures and alliances, investment banking and general financial advisory services, and advice and assistance with the Company's market development activities. As compensation for these services, the Company authorized the issuance of 3,555,555 Common Stock Purchase Warrants to this consultant that are exercisable at $1.125 per share of Common Stock. Of such amount, the issuance of 3,055,555 Common Stock Purchase Warrants is contingent upon the approval of the Company's shareholders. At September 30, 1997, the Company valued these warrants using the Black-Scholes pricing methodology at approximately $4,400,000. However, since the issuance of 3,055,555 Common Stock Purchase Warrants requires the approval of the Company's shareholders, the measurement of compensation expense varies with changes in the market value of the underlying stock. Accordingly, unearned compensation has been adjusted to $1,619,600 at December 31, 1997. Such amount has been recorded in stockholders' equity as unearned compensation and will be amortized to income over the five-year term of the agreement. These warrants expire on September 30, 2002.

As part of the Placement, Zanett converted notes payable of $772,222, issued pursuant to a Line of Credit Agreement dated May 29, 1997, as amended, and accrued interest thereon of $63,837 into Prepaid Warrants. The net proceeds of the Placement of $2,643,941 are being used for general working capital requirements.

The Company has entered into a 3 year contract with Sprint and is currently negotiating agreements with several major stock brokerage firms. The Company's management believes that upon the successful implementation of its marketing plan, sufficient revenues will be generated to meet operating requirements. Management also believes that the successful execution of its proposed plan of operations will generate sufficient cash flow from operations to enable the Company to offer its services on an economically sound basis; however, no assurance can be given that such goals will be obtained or that any expected revenues or cash flows will be forthcoming.

Management estimates that, without a significant increase in revenues, net proceeds from the Placement will be sufficient to support the Company's operations through April 1998. The Company intends to seek additional sources of capital and liquidity through collaborative agreements, through the conversion of the outstanding Common Stock Purchase Warrants or through public or private financing; however, there can be no assurance that additional financing will be available on acceptable terms or at all.


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

PART 2.  OTHER INFORMATION


                             SMARTSERV ONLINE, INC.



ITEM 1.    LEGAL PROCEEDINGS
On or about December 15 1997, Steven T. Francesco, then President and Chief Operating Officer of the Company, filed a complaint against the Company, Sebastian E. Cassetta (its Chairman of the Board and Chief Executive Officer), Bruno Guazzoni, Claudio Guazzoni, Zanett Securities, Inc. and Zanett Capital, Inc. in the Supreme Court of the State of New York, County of New York. In the amended complaint, which was served on or about December 29, 1997, Mr. Francesco alleged, among other things, that the Company breached the terms of its employment agreement with him. The amended complaint seeks damages against the Company in an unspecified amount and injunctive relief. On February 6, 1998 the Board of Directors terminated Mr. Francesco's employment with the Company as its President and Chief Operating Officer. The Company has moved the Court to dismiss certain of the claims against it. That motion is currently pending. No disclosure in this action has yet been noticed or taken. The Company will vigorously defend this action.


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8 - K

(a)    The following exhibits are included herein:

           Exhibit 27 - Financial Data Schedule

(b)    REPORTS OF FORM 8-K

           Since the end of the fiscal quarter ended September 30, 1997, the Company filed an amended Current Report on Form 8-K/A reporting Item 5 and containing a pro forma balance sheet as at August 31, 1997, as well as a Current Report on Form 8-K dated February 11, 1998.

                             SMARTSERV ONLINE, INC.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             SmartServ Online, Inc.
                                             (Registrant)

                                             By:


Date:  FEBRUARY 23, 1998                     /S/  SEBASTIAN E. CASSETTA
       -----------------                     ----------------------------------
                                             Sebastian E. Cassetta
                                             Chairman of the Board, Chief
                                              Executive Officer




Date:  FEBRUARY 23, 1998                     /S/  THOMAS W. HALLER
       -----------------                     ----------------------------------
                                             Thomas W. Haller
                                             Chief Financial Officer, Treasurer