Form 10QSB/A
period 1997-12-31
SMARTSERV ONLINE INC
filed 1998-05-20
CIK 1005698

================================================================================


                                   FORM 10-QSB/A

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1997

                         COMMISSION FILE NUMBER 0-28008


                             SMARTSERV ONLINE, INC.
    -----------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

DELAWARE                                                13-3750708
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

          METRO CENTER, ONE STATION PLACE, STAMFORD, CONNECTICUT 06902
     -----------------------------------------------------------------------
               (address of principal executive offices) (Zip code)


                                 (203) 353-5950
     -----------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

Transitional Small Business Disclosure Format (check one)
         YES [_]    NO [X]


The number of shares of common stock, $.01 par value, outstanding as of February 20, 1998 was 3,958,339.


================================================================================

                             SMARTSERV ONLINE, INC.

                                  FORM 10-QSB/A

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


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings....................................................16

Item 6.  Exhibits and Reports on Form 8-K.....................................16

         Signatures...........................................................17

                             SMARTSERV ONLINE, INC.

                                 BALANCE SHEETS


                                                          DECEMBER 31,      JUNE 30,
                                                              1997            1997
                                                          ------------    ------------
ASSETS                                                    (UNAUDITED)
Current assets
   Cash and cash equivalents                              $  1,320,859    $     93,345
   Accounts receivable, net of an allowance for losses
       of $6,000 at December 31, 1997 and June 30, 1997        127,162         149,782
   Prepaid expenses and other receivables                       41,643          90,725
                                                          ------------    ------------
Total current assets                                         1,489,664         333,852

Property and equipment - net                                   693,255         743,714

Other assets                                                    66,965         169,123
                                                          ------------    ------------

Total Assets                                              $  2,249,882    $  1,246,689
                                                          ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Accounts payable                                       $    922,222    $    829,355
   Accrued liabilities                                         215,225         211,813
   Accrued interest                                               --            16,323
   Payroll taxes payable                                         7,582          20,383
   Salaries payable                                             85,884          46,018
   Current portion of capital lease obligation                  71,163          86,072
   Deferred revenues                                            36,102          24,914
                                                          ------------    ------------
Total current liabilities                                    1,338,178       1,234,878
                                                          ------------    ------------

Long-term portion of capital lease obligation                  120,237         160,139

Notes payable                                                     --           550,000

STOCKHOLDERS' EQUITY
Common stock - $.01 par value
   Authorized - 15,000,000 shares
   Issued and outstanding - 3,695,000 shares
       at June 30, 1997 and December 31, 1997                   36,950          36,950
Additional paid-in capital                                  14,652,292       9,046,592
Unearned compensation                                       (1,538,625)           --
Accumulated deficit                                        (12,359,150)     (9,781,870)
                                                          ------------    ------------
Total stockholders' equity (deficiency)                        791,467        (698,328)
                                                          ------------    ------------

Total Liabilities and Stockholders' Equity (Deficiency)   $  2,249,882    $  1,246,689
                                                          ============    ============

See accompanying notes.

                             SMARTSERV ONLINE, INC.

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                THREE MONTHS                   SIX MONTHS
                                              ENDED DECEMBER 31             ENDED DECEMBER 31
                                         --------------------------    --------------------------
                                             1997           1996           1997           1996
                                         -----------    -----------    -----------    -----------
Revenues                                 $   181,594    $   283,257    $   381,787    $   297,109
                                         -----------    -----------    -----------    -----------

Costs and expenses:
   Costs of revenues                         340,713        360,175        718,685        527,360
   Product development expenses              222,632        299,941        427,705        492,707
   Selling, general and administrative
      expenses                               630,764        953,835      1,160,227      1,440,899
                                         -----------    -----------    -----------    -----------
   Total costs and expenses                1,194,109      1,613,951      2,306,617      2,460,966
                                         -----------    -----------    -----------    -----------

Loss from operations                      (1,012,515)    (1,330,694)    (1,924,830)    (2,163,857)
                                         -----------    -----------    -----------    -----------

Other income (expense):
   Interest income                            21,544         24,846         22,631         65,185
   Interest expense and other
     financing costs                         (68,769)        (2,695)      (675,081)        (5,708)
                                         -----------    -----------    -----------    -----------
                                             (47,225)        22,151       (652,450)        59,477
                                         -----------    -----------    -----------    -----------

Net loss                                 $(1,059,740)   $(1,308,543)   $(2,577,280)   $(2,104,380)
                                         ===========    ===========    ===========    ===========

Basic and diluted earnings per common
   share (Note 2)                        $     (0.29)   $     (0.35)   $     (0.70)   $     (0.57)
                                         ===========    ===========    ===========    ===========

Weighted average shares outstanding
   (Note 2)                                3,695,000      3,695,000      3,695,000      3,695,000
                                         ===========    ===========    ===========    ===========

See accompanying notes.

                             SMARTSERV ONLINE, INC.

                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                       SIX MONTHS ENDED DECEMBER 31, 1997
                                   (UNAUDITED)


                                                                ADDITIONAL
                                         COMMON STOCK             PAID-IN        UNEARNED      ACCUMULATED
                                     SHARES        PAR VALUE      CAPITAL      COMPENSATION      DEFICIT           TOTAL
                                  ------------   ------------   ------------   ------------    ------------    ------------
Balance at June 30, 1997             3,695,000   $     36,950   $  9,046,592   $       --      $ (9,781,870)   $   (698,328)
                                  ------------   ------------   ------------   ------------    ------------    ------------

Issuance of 4,000 Prepaid
   Common Stock Purchase
   Warrants, net of direct
   costs of $545,000                      --             --        3,455,000           --              --         3,455,000

Issuance of Common Stock
   Purchase Warrants to a
   financial consultant in
   connection with the issuance
   of 4,000 Prepaid Common
   Stock Purchase Warrants                --             --        1,619,600     (1,619,600)           --              --

Issuance of Common Stock
   Purchase Warrants in
   connection with the
   issuance of notes                      --             --          531,100           --              --           531,100

Amortization of unearned
  compensation over the term
  of the agreement                        --             --             --           80,975            --            80,975

Net loss for the period                   --             --             --             --        (2,577,280)     (2,577,280)
                                  ------------   ------------   ------------   ------------    ------------    ------------

Balance at December 31, 1997         3,695,000   $     36,950   $ 14,652,292   $ (1,538,625)   $(12,359,150)   $    791,467
                                  ============   ============   ============   ============    ============    ============


See accompanying notes.

                             SMARTSERV ONLINE, INC.

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                            THREE MONTHS                   SIX MONTHS
                                                          ENDED DECEMBER 31             ENDED DECEMBER 31
                                                     --------------------------    --------------------------
                                                         1997           1996           1997           1996
                                                     -----------    -----------    -----------    -----------
OPERATING ACTIVITIES
Net loss                                             $(1,059,740)   $(1,308,543)   $(2,577,280)   $(2,104,380)
Adjustments to reconcile net loss to net cash used
in operating activities:
    Depreciation and amortization of property
       and equipment                                      47,264         21,425         93,337         38,326
    Non-cash interest expense and other
       financing costs                                    66,000           --          681,564           --
    Changes in market value of employee options             --          224,555           --          188,293
    Amortization of unearned revenues                     (2,377)          --           (4,667)          --
    Amortization and write-off of deferred charges          --            9,000         63,000         18,000
    Amortization of unearned compensation                 80,975           --           80,975           --
    Other changes that provided (used) cash
       Accounts receivable                                53,764       (111,360)        22,620       (112,402)
       Inventories                                          --          (30,000)          --          (30,000)
       Prepaid expenses and other receivables              7,920        (28,545)        13,082        (87,126)
       Accounts payable and accrued liabilities         (388,198)       154,748        107,279         48,469
       Accrued interest                                     --             --          (16,323)          --
       Payroll taxes payable                            (107,524)         4,386        (23,801)         6,588
       Salaries payable                                   51,657         21,779         39,866          9,976
       Unearned revenues                                   3,377         20,000         15,855         20,000
       Security deposit reduction                           --             --           14,253           --
                                                     -----------    -----------    -----------    -----------
    Net cash used in operating activities             (1,246,882)    (1,022,555)    (1,490,240)    (2,004,256)
                                                     -----------    -----------    -----------    -----------

INVESTING ACTIVITIES
Purchase of equipment                                    (31,245)      (119,570)       (42,876)      (218,743)
                                                     -----------    -----------    -----------    -----------
    Net cash used in investing activities                (31,245)      (119,570)       (42,876)      (218,743)
                                                     -----------    -----------    -----------    -----------

FINANCING ACTIVITIES
Repayment of capital lease obligation                    (17,935)          --          (54,811)          --
Proceeds from the issuance of short-term notes              --             --          196,500           --
Proceeds from the issuance of warrants, net                 --             --        2,643,941           --
Costs of the issuance of warrants                           --             --          (25,000)          --
Proceeds from officers' loans                               --             --           37,500           --
Repayment of officers' loans                             (12,500)          --          (37,500)          --
                                                     -----------    -----------    -----------    -----------
    Net cash provided by (used in) financing
    activities                                           (30,435)          --        2,760,630           --
                                                     -----------    -----------    -----------    -----------

Increase (decrease) in cash and cash equivalents      (1,308,562)    (1,142,125)     1,227,514     (2,222,999)
Cash and cash equivalents - beginning of period        2,629,421      2,379,976         93,345      3,460,850
                                                     -----------    -----------    -----------    -----------

Cash and cash equivalents - end of period            $ 1,320,859    $ 1,237,851    $ 1,320,859    $ 1,237,851
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

BASIC AND DILUTED EARNINGS PER SHARE
------------------------------------
In 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, Earnings per Share. Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements. The weighted-average shares outstanding are determined as the mean average of the shares outstanding and assumed to be outstanding during the period.

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


6. EQUITY TRANSACTIONS

On September 30, 1997, The Zanett Securities Company ("Zanett"), acting as placement agent for the Company, completed the private placement ("Placement") of $4 million of the Company's Prepaid Common Stock Purchase Warrants ("Prepaid Warrants"). The sale of these Prepaid Warrants was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Regulation D thereof. Each Prepaid Warrant entitles the holder to purchase that number of shares of Common Stock that is equal to $1,000 divided by the applicable exercise price. Such exercise price is determined initially as 70% of the average closing bid price of the Common Stock for the 10 trading days ending on the day prior to exercise of the Prepaid Warrants. Additionally, the exercise discount shall be increased by 1% for each subsequent 60 day period that the Prepaid Warrants remain unexercised. The exercise price, however, shall never exceed $1.40. The Prepaid Warrants may be exercised on the earlier of the date upon which a registration statement is declared effective by the SEC or December 29, 1997. The sale of Common Stock issued upon exercise of such Warrants is restricted to one-third for the first 60, 90 and 120 days subsequent to the registration statement becoming effective. The Prepaid Warrants expire on September 30, 2000.

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


7. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                 THREE MONTHS ENDED DECEMBER 31    SIX MONTHS ENDED DECEMBER 31
                                 ------------------------------    ---------------------------
                                      1997             1996            1997           1996
                                 -------------    -------------    ------------    -----------
Numerator:
   Net loss                      $  (1,059,740)   $  (1,308,543)   $ (2,577,280)   $(2,104,380)
                                 =============    =============    ============    ===========


Denominator:
   Weighted-average shares           3,695,000        3,695,000       3,695,000      3,695,000
                                 =============    =============    ============    ===========

Basic and diluted earnings per
   common share                  $       (0.29)   $       (0.35)   $      (0.70)   $     (0.57)
                                 =============    =============    ============    ===========

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

The Company has also signed an agreement with CIDCO Incorporated, a leading marketer of screen-based phones and other Caller ID devices, whereby CIDCO will offer the Company's suite of online financial and entertainment information to buyers of the CIDCO CST 2100 screen phone. These services are to be marketed as "CIDCO Personal Information Services". CIDCO's clients include Southwestern Bell and Bell Atlantic.

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

During the quarter ended December 31, 1997, the Company incurred selling, general and administrative expenses of $630,764 vs. $953,835 for the quarter ended December 31, 1996. Such costs were incurred primarily for personnel costs ($266,200), facilities ($50,200), marketing and advertising costs ($41,700) and professional fees ($209,100). Included in professional fees is an $80,975 non-cash charge for the amortization of unearned compensation associated with the issuance of Common Stock Purchase Warrants to a financial consultant. During the quarter ended December 31, 1996, the Company commenced an effort to build an infrastructure capable of supporting its operations and the marketing and advertising of its information product offering. Such costs were incurred primarily for advertising and marketing ($312,700), personnel costs ($377,500) and professional fees ($127,300). Included in personnel costs in 1996 is a non-cash charge of $135,000 for the change in market value of employee stock options.

Interest income for the quarter ended December 31, 1997 amounted to $21,544 vs. $24,846 for the quarter ended December 31, 1996. During the quarter ended December 31, 1997 such amounts were earned from the Company's investments in highly rated bank certificates of deposit while during the quarter ended December 31, 1996 such amounts were earned primarily from the Company's investments in highly liquid commercial paper. During the quarter ended December 31, 1997 interest and financing costs included a non-cash charge of $66,000 for the revaluation of certain Common Stock Purchase Warrants issued in connection with the Company's May 1997 line of credit facility.

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

Interest income for the six months ended December 31, 1997 amounted to $22,631 vs. $65,185 for the six months ended December 31, 1996. During the six months ended December 31, 1997, such amounts were earned from the Company's investments in highly rated bank certificates of deposit while during the six months ended December 31, 1996, such amounts were earned primarily from the Company's investments in highly liquid commercial paper. Interest and financing costs for the six months ended December 31, 1997 were $675,081. Such amounts were incurred primarily in connection with the issuance of short-term notes payable and associated Common Stock Purchase Warrants. The Common Stock Purchase Warrants have been recorded in the financial statements in accordance with the Black-Scholes pricing methodology. Interest costs for the six months ended December 31, 1996 were incurred in connection with an insurance financing agreement and amounted to $5,708.


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

PART II.  OTHER INFORMATION


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



                                        SmartServ Online, Inc.
                                        (Registrant)

                                        By:


Date:  MAY 19, 1998                     /S/  SEBASTIAN E. CASSETTA
       ------------                     --------------------------
                                        Sebastian E. Cassetta
                                        Chairman of the Board, Chief Executive
                                        Officer




Date:  MAY 19, 1998                     /S/  THOMAS W. HALLER
       ------------                     --------------------------
                                        Thomas W. Haller
                                        Chief Financial Officer, Treasurer