Form 10QSB
period 1998-03-31
SMARTSERV ONLINE INC
filed 1998-05-20
CIK 1005698

================================================================================


                                   FORM 10-QSB

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                         COMMISSION FILE NUMBER 0-28008


                             SMARTSERV ONLINE, INC.
      --------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

DELAWARE                                               13-3750708
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


          METRO CENTER, ONE STATION PLACE, STAMFORD, CONNECTICUT 06902
      --------------------------------------------------------------------
               (Address of principal executive offices) (Zip code)


                                 (203) 353-5950
      --------------------------------------------------------------------
              (Registrant's telephone number, including area code)


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


The number of shares of common stock, $.01 par value, outstanding as of May 15, 1998 was 4,699,531.

================================================================================

                             SMARTSERV ONLINE, INC.

                                   FORM 10-QSB

                                      INDEX





PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Balance Sheets - June 30, 1997 and March 31, 1998 (unaudited)........2

          Statements of Operations - three months ended March 31, 1998 and
          1997 and nine months ended March 31, 1998 and 1997 (unaudited).......3

          Statement of Changes in Stockholders' Equity (Deficiency) - nine months ended March 31, 1998 (unaudited)..............................4

          Statements of Cash Flows - three months ended March 31, 1998 and
          1997 and nine months ended March 31, 1998 and 1997 (unaudited).......5

          Notes to Unaudited Financial Statements..............................6

Item 2.   Management's Discussion and Analysis or Plan of Operation...........11


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings...................................................17

Item 4.   Submission of Matters to a Vote of Security Holders.................17

Item 6.   Exhibits and Reports on Form 8-K....................................19

          Signatures..........................................................20

                             SMARTSERV ONLINE, INC.

                                 BALANCE SHEETS

                                                                MARCH 31,        JUNE 30,
                                                                  1998            1997
                                                              ------------    ------------
ASSETS                                                         (UNAUDITED)
Current assets
   Cash and cash equivalents                                  $    394,088    $     93,345
   Accounts receivable, net of an allowance for losses
       of $6,000 at March 31, 1998 and June 30, 1997               178,100         149,782
   Prepaid expenses and other receivables                          137,988          90,725
                                                              ------------    ------------
Total current assets                                               710,176         333,852

Property and equipment - net                                       652,694         743,714

Other assets                                                        70,437         169,123
                                                              ------------    ------------

Total Assets                                                  $  1,433,307    $  1,246,689
                                                              ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Accounts payable                                           $    972,293    $    829,355
   Accrued liabilities                                             344,588         211,813
   Accrued interest                                                   --            16,323
   Payroll taxes payable                                             2,869          20,383
   Salaries payable                                                 36,297          46,018
   Current portion of capital lease obligation                      73,600          86,072
   Deferred revenues                                                24,562          24,914
                                                              ------------    ------------
Total current liabilities                                        1,454,209       1,234,878
                                                              ------------    ------------

Long-term portion of capital lease obligation                       99,254         160,139

Notes payable                                                         --           550,000

STOCKHOLDERS' EQUITY (DEFICIENCY)
Common stock - $.01 par value
   Authorized - 15,000,000 shares
   Issued and outstanding - 3,958,339 shares at
       March 31, 1998 and 3,695,000 shares at June 30, 1997         39,583          36,950
Additional paid-in capital                                      17,801,659       9,046,592
Unearned compensation                                           (4,366,545)           --
Accumulated deficit                                            (13,594,853)     (9,781,870)
                                                              ------------    ------------
Total stockholders' equity (deficiency)                           (120,156)       (698,328)
                                                              ------------    ------------

Total Liabilities and Stockholders' Equity (Deficiency)       $  1,433,307    $  1,246,689
                                                              ============    ============

See accompanying notes.

                             SMARTSERV ONLINE, INC.

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                THREE MONTHS                    NINE MONTHS
                                               ENDED MARCH 31                 ENDED MARCH 31
                                         --------------------------    --------------------------
                                             1998           1997           1998           1997
                                         -----------    -----------    -----------    -----------
Revenues                                 $   231,309    $   170,674    $   613,096    $   467,783
                                         -----------    -----------    -----------    -----------

Costs and expenses:
   Costs of revenues                         323,579        310,374      1,042,264        837,734
   Product development expenses              218,727        427,955        646,432        920,662
   Selling, general and administrative
      expenses                               753,501        806,797      1,913,728      2,247,696
                                         -----------    -----------    -----------    -----------
   Total costs and expenses                1,295,807      1,545,126      3,602,424      4,006,092
                                         -----------    -----------    -----------    -----------

Loss from operations                      (1,064,498)    (1,374,452)    (2,989,328)    (3,538,309)
                                         -----------    -----------    -----------    -----------

Other income (expense):
   Interest income                            10,883          8,086         33,514         73,271
   Interest expense and other
     financing costs                        (182,088)        (2,452)      (857,169)        (8,160)
                                         -----------    -----------    -----------    -----------
                                            (171,205)         5,634       (823,655)        65,111
                                         -----------    -----------    -----------    -----------

Net loss                                 $(1,235,703)   $(1,368,818)   $(3,812,983)   $(3,473,198)
                                         ===========    ===========    ===========    ===========

Basic and diluted earnings per common
   share (Note 2)                        $     (0.30)   $     (0.37)   $     (0.95)   $     (0.94)
                                         ===========    ===========    ===========    ===========

Weighted average shares outstanding
   (Note 2)                                4,173,609      3,695,000      4,033,521      3,695,000
                                         ===========    ===========    ===========    ===========

See accompanying notes.

                             SMARTSERV ONLINE, INC.

            STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

                        NINE MONTHS ENDED MARCH 31, 1998
                                   (UNAUDITED)


                                                                 ADDITIONAL
                                         COMMON STOCK              PAID-IN        UNEARNED       ACCUMULATED
                                     SHARES       PAR VALUE        CAPITAL       COMPENSATION      DEFICIT          TOTAL
                                  ------------   ------------    ------------    ------------    ------------    ------------
Balance at June 30, 1997             3,695,000   $     36,950    $  9,046,592    $       --      $ (9,781,870)   $   (698,328)

Issuance of 4,000 Prepaid
   Common Stock Purchase
   Warrants, net of direct
   costs of $545,000                      --             --         3,455,000            --              --         3,455,000

Conversion of 175 Prepaid
  Common Stock Purchase
  Warrants into Common Stock
                                       263,339          2,633          (2,633)           --              --              --

Issuance of Common Stock
   Purchase Warrants to a
   financial consultant in
   connection with the issuance
   of 4,000 Prepaid Common
   Stock Purchase Warrants                --             --         4,528,500      (4,528,500)           --              --

Issuance of Common Stock
   Purchase Warrants in
   connection with the
   issuance of notes                      --             --           654,200            --              --           654,200

Issuance of Common Stock
  Purchase Warrants in
  connection with investment
  advisory contracts
                                          --             --           120,000            --              --           120,000

Amortization of unearned
  compensation over the term
  of the agreement                        --             --              --           161,955            --           161,955

Net loss for the period                   --             --              --              --        (3,812,983)     (3,812,983)
                                  ------------   ------------    ------------    ------------    ------------    ------------
Balance at March 31, 1998            3,958,339   $     39,583    $ 17,801,659    $ (4,366,545)   $(13,594,853)   $   (120,156)
                                  ============   ============    ============    ============    ============    ============

See accompanying notes.

                             SMARTSERV ONLINE, INC.

                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                            THREE MONTHS                  NINE MONTHS
                                                           ENDED MARCH 31                ENDED MARCH 31
                                                     --------------------------    --------------------------
                                                         1998           1997           1998           1997
                                                     -----------    -----------    -----------    -----------
OPERATING ACTIVITIES
Net loss                                             $(1,235,703)   $(1,368,818)   $(3,812,983)   $(3,473,198)
Adjustments to reconcile net loss to net cash used
in operating activities:
    Depreciation and amortization of property
       and equipment                                      47,984         27,578        141,321         65,904
    Non-cash interest expense and other
       financing costs                                   123,100           --          804,664           --
    Changes in market value of employee options             --             --             --          188,293
    Amortization of unearned revenues                    (13,562)          --          (18,229)          --
    Amortization and write-off of deferred charges          --            9,000         63,000         27,000
    Amortization of unearned compensation                 80,980           --          161,955           --
    Other changes that provided (used) cash
       Accounts receivable                               (50,938)        32,188        (28,318)      (117,156)
       Inventories                                          --             --             --          (30,000)
       Prepaid expenses and other receivables              3,655        (16,135)        16,737        (66,319)
       Accounts payable and accrued liabilities          179,434        429,892        286,713        478,361
       Accrued interest                                     --             --          (16,323)          --
       Payroll taxes payable                              (4,713)         6,611        (28,514)        13,199
       Salaries payable                                  (49,587)       (11,493)        (9,721)        (1,517)
       Unearned revenues                                  22,022           --           37,877         20,000
       Security deposit reduction                         (3,472)          --           10,781           --
                                                     -----------    -----------    -----------    -----------
    Net cash used in operating activities               (900,800)      (891,177)    (2,391,040)    (2,895,433)
                                                     -----------    -----------    -----------    -----------

INVESTING ACTIVITIES
Purchase of equipment                                     (7,425)      (119,332)       (50,301)      (338,075)
                                                     -----------    -----------    -----------    -----------
    Net cash used in investing activities                 (7,425)      (119,332)       (50,301)      (338,075)
                                                     -----------    -----------    -----------    -----------

FINANCING ACTIVITIES
Repayment of capital lease obligation                    (18,546)          --          (73,357)          --
Proceeds from the issuance of short-term notes              --             --          196,500           --
Proceeds from the issuance of warrants, net                 --             --        2,643,941           --
Costs of the issuance of warrants                           --             --          (25,000)          --
Proceeds from officers' loans                               --             --           37,500           --
Repayment of officers' loans                                --             --          (37,500)          --
                                                     -----------    -----------    -----------    -----------
    Net cash provided by (used in) financing
    activities                                           (18,546)          --        2,742,084           --
                                                     -----------    -----------    -----------    -----------

Increase (decrease) in cash and cash equivalents        (926,771)    (1,010,509)       300,743     (3,233,508)
Cash and cash equivalents - beginning of period        1,320,859      1,237,851         93,345      3,460,850
                                                     -----------    -----------    -----------    -----------

Cash and cash equivalents - end of period            $   394,088    $   227,342    $   394,088    $   227,342
                                                     ===========    ===========    ===========    ===========

See accompanying notes.

                             SMARTSERV ONLINE, INC.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

                                 MARCH 31, 1998



1. ORGANIZATION

SmartServ Online, Inc. (the "Company") commenced operations on August 20, 1993. The Company makes available online information and transactional services to subscribers through screen-based phones, personal computers, personal digital assistants, the Internet, interactive voice response systems, alpha-numeric pagers and other personal communications systems. The Company also offers a range of services designed to meet the varied needs of clients of Strategic Marketing Partners, as well as direct subscribers, including: stock quotes, charting, nationwide business and residential directory services, business and financial news, sports information, research and analysis reports, online FedEx package tracking, e-mail, local information, national weather reports and other business and entertainment information. The Company's software architecture and capabilities format information for a particular device and present the information in a user-friendly manner.

On March 21, 1996, the Company completed an Initial Public Offering of 1,695,000 shares of $.01 par value common stock at $5.00 per share and 1,725,000 common stock purchase warrants at $.10 per warrant. The Company received $7,058,648 from the Offering, net of the costs of issuing these securities of $1,588,852.

On September 30, 1997, the Company completed a private placement ("Placement") of $4 million of Prepaid Common Stock Purchase Warrants ("Prepaid Warrants") as more fully disclosed in Note 6. An integral part of this Placement was the conversion of notes payable and accrued interest thereon, aggregating $836,059, into such Prepaid Warrants. The net proceeds to the Company of $2,643,941 provided it with working capital to allow it to continue its marketing efforts.


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION
---------------------
The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions of Form 10-QSB and Rule 310 of Regulation SB and, therefore, do not include all information and notes necessary for a presentation of results of operations, financial position and cash flows in conformity with generally accepted accounting principles. The balance sheet at June 30, 1997 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB/A for the year ended June 30, 1997. In the opinion of the Company, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been made. Results of operations for the nine months ended March 31, 1998 are not necessarily indicative of those expected for the year ending June 30, 1998.

The Company has completed development of its information platform and communications software and exited the developmental stage. The Company has incurred recurring operating losses and its operations have not produced a positive cash flow. Additionally, there is no assurance that the Company will generate future revenues or cash flow from operations.

RECLASSIFICATIONS
-----------------
Certain amounts in the 1997 financial statements have been reclassified to conform to the 1998 presentation.

BASIC AND DILUTED EARNINGS PER SHARE
------------------------------------
In 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, Earnings per Share ("Statement 128"). Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements. The weighted-average shares outstanding are determined as the mean average of the shares outstanding and assumed to be outstanding during the period.

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


3. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                            MARCH 31,    JUNE 30,
                                                              1998         1997
                                                            ---------    ---------
Data processing equipment                                   $ 613,444    $ 564,098
Data processing equipment purchased under a capital lease     246,211      246,211
Office furniture and equipment                                 69,830       69,196
Display equipment                                               9,635        9,635
Leasehold improvements                                         36,678       36,357
                                                            ---------    ---------

                                                              975,798      925,497

Accumulated depreciation, including $45,139 and
$8,207 at March 31, 1998 and June 30, 1997, respectively,
for equipment purchased under a capital lease                (323,104)    (181,783)
                                                            ---------    ---------
                                                            $ 652,694    $ 743,714
                                                            =========    =========


4. NOTES PAYABLE

On May 29, 1997, the Company entered into a line of credit facility with a financial institution for a maximum borrowing thereunder of $550,000. Borrowings under this facility were to be repaid on August 27, 1997, along with interest at the rate of 24% per annum. On July 21, 1997 and September 16, 1997, the facility was amended to provide for additional borrowings of up to $222,222. On September 30, 1997, notes payable of $772,222 and accrued interest thereon of $63,837 were converted into the

Company's Prepaid Warrants (`Prepaid  Warrants") as more fully described in Note
6.

In conjunction with the origination of the line of credit facility, the Company issued 250,000 Common Stock Purchase Warrants ("Warrants") to the financial institution. Similarly, the Company issued 50,500 Warrants for each of the July and September amendments. As a result of the Company's default on the note in August, the Company was required to issue 300,500 "default" Warrants to such institution. At March 31, 1998, these 651,500 Warrants have exercise prices ranging from $0.75 to $1.375 and expire in September 2002. Pursuant to Statement of Financial Accounting Standard No. 123, Accounting for Stock Based Compensation, the Company valued these warrants in accordance with the Black-Scholes pricing methodology at the time of issuance and recorded such valuation in the statement of operations as financing costs. Certain of the Warrants contain variable exercise provisions predicated on the price of the Company's Common Stock upon the conclusion of certain future events or at the time of exercise. These Warrants have been revalued at March 31, 1998 in accordance with the Black-Scholes pricing methodology giving consideration to facts and circumstances as they existed at that date. The Company has recorded financing costs associated with these Warrants of $123,100 and $654,200 for the quarter and nine month period ended March 31, 1998, respectively.


5. LOANS PAYABLE TO OFFICERS

Loans payable to officers of the Company were non-interest bearing and due on demand. The last of such loans was repaid on October 2, 1997.


6. EQUITY TRANSACTIONS

On September 30, 1997, The Zanett Securities Company ("Zanett"), acting as placement agent for the Company, completed the private placement ("Placement") of $4 million of the Company's Prepaid Common Stock Purchase Warrants ("Prepaid Warrants"). The sale of these Prepaid Warrants was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Regulation D thereof. Each Prepaid Warrant entitles the holder to purchase that number of shares of Common Stock that is equal to $1,000 divided by the applicable exercise price. Such exercise price is determined initially as 70% of the average closing bid price of the Common Stock for the 10 trading days ending on the day prior to exercise of the Prepaid Warrants. Additionally, the exercise discount shall be increased by 1% for each subsequent 60 day period that the Prepaid Warrants remain unexercised. The exercise price, however, shall never exceed $1.40. The Prepaid Warrants became exercisable on December 29, 1997. The sale of Common Stock issued upon exercise of such Warrants is restricted to one-third for the first 60, 90 and 120 days subsequent to February 27, 1998, the date the registration statement became effective. The Prepaid Warrants expire on September 30, 2000.

Terms of the Placement included the conversion by Zanett of notes payable in the amount of $772,222 and accrued interest thereon of $63,837 into Prepaid Warrants. The net proceeds of the Placement of $2,643,941 have been used for general working capital requirements.

As compensation for its services, Zanett received a placement fee and an unaccountable expense allowance of 10% ($400,000) and 3% ($120,000), respectively, of the gross proceeds of the Placement. Additionally, the Company issued 600,000 Common Stock Purchase Warrants to Zanett that are exercisable at $1.125 per share of Common Stock. These warrants expire on September 30, 2002.

Also in conjunction with the Placement, the Company entered into an agreement with a financial consultant who is an affiliate of Zanett Lombardier, Ltd, an investor in the Prepaid Warrants. During the five-year term of the agreement such consultant will provide the Company with advisory services relating to financial and strategic ventures and alliances, investment banking and general financial advisory services, and advice and assistance with the Company's market development activities. As compensation for these services, the Company authorized the issuance of 3,555,555 Common Stock Purchase Warrants ("Consulting Warrants") to this consultant that are exercisable at $1.125 per share of Common Stock. The issuance of 3,055,555 of such Consulting Warrants was contingent upon the approval of the Company's shareholders which was received on April 24, 1998. At September 30, 1997, the Company valued these warrants using the Black-Scholes pricing methodology at approximately $4,400,000. However, since the issuance of 3,055,555 of such Consulting Warrants was uncertain until April 24, 1998, the Company has revalued these Consulting Warrants in accordance with Statement of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation, and the Black-Scholes pricing methodology at March 31, 1998, giving consideration to the facts and circumstances as they existed at that date. Accordingly, unearned compensation has been adjusted to $4,528,500 at March 31, 1998. Such amount has been recorded in stockholders' equity as unearned compensation and will be amortized to income over the five-year term of the agreement. These warrants expire on September 30, 2002. The Company has recorded consulting expense of $80,975 and $161,955 for the quarter and nine month period ended March 31, 1998, respectively.


7. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                THREE MONTHS ENDED MARCH 31    NINE MONTHS ENDED DECEMBER 31
                                 --------------------------    --------------------------
                                     1998           1997           1998           1997
                                 -----------    -----------    -----------    -----------
Numerator:
   Net loss                      $(1,235,703)   $(1,368,818)   $(3,812,983)   $(3,473,198)
                                 ===========    ===========    ===========    ===========

Denominator:
   Weighted-average shares         4,173,609      3,695,000      4,033,521      3,695,000
                                 ===========    ===========    ===========    ===========

Basic and diluted earnings per
   common share                  $     (0.30)   $     (0.37)   $     (0.95)   $     (0.94)
                                 ===========    ===========    ===========    ===========

At March 31, 1998 there were, exclusive of the Common Stock Purchase Warrants issued in connection with the issuance of notes payable (Note 4) and the Prepaid Warrants (Note 6), 2,687,500 Common Stock Purchase Warrants outstanding. Such warrants have exercise prices ranging from $0.625 to $12.00 per share and expire from March 2001 through March 2003. None of these warrant issuances have been included in the computation of diluted loss per share because their inclusion would be antidilutive. Additionally, the Company has established an employee stock option plan for the benefit of directors, employees and consultants to the Company. These options are intended to qualify as incentive stock options within the meaning of Section 422 of the Internal Revenue Code, as amended, or as nonqualified stock options. The options are partially exercisable after one year from date of grant and no options may be granted after April 15, 2006. At the Annual Meeting on April 24, 1998, the shareholders approved an amendment to the Plan authorizing the issuance of up to 1,500,000 options to employees and non-employee directors. At March 31, 1998, there are options outstanding for the purchase of 1,070,475 shares of the Company's Common Stock.

SUBSEQUENT EVENTS

Subsequent to March 31, 1998, investors in the Company's Prepaid Warrants converted 1,037.5 of such warrants into 741,192 shares of Common Stock at an exercise price of $1.40 per share.

At the Annual Meeting on April 24, 1998, the shareholders approved the amendment of the Company's Certificate of Incorporation to increase the number of authorized shares of the Company's Common Stock, par value $0.01 per share, from 15,000,000 to 40,000,000 shares. Additionally, the shareholders approved the amendment of the Company's Certificate of Incorporation to create a class of 1,000,000 shares of Preferred Stock, par value $0.01 per share.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


PLAN OF OPERATION

The Company provides online information and transactional services through screen-based telephones, personal computers, personal digital assistants, the Internet, interactive voice response systems, alpha-numeric paging devices and other personal communications systems to clients of Strategic Marketing Partners, as well as to prospective direct subscribers. The Company has exited from the development stage with the completion of its software architecture and product offering and has commenced the implementation of its marketing strategies.

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

The Company is developing strategic marketing relationships with key partners that provide access to large numbers of potential subscribers for its monthly services. Toward that end, on May 1, 1998, the Company consummated an agreement with Data Transmission Network Corp. ("DTN") whereby DTN obtained the exclusive right to market the Company's three financial services information products to the finance and investment communities. These products include: SmartServ Pro, a real-time, tick-by-tick stock quote service; and TradeNet and BrokerNet, real-time trading and account information products for the stock brokerage industry. Additionally, DTN has acquired SmartServ's Internet based retail customers.

DTN is an innovative information and communications provider for the agricultural, automotive, energy, farm implement, financial, mortgage, golf turf management, construction, aviation, emergency management and weather related industries. DTN provides commodities and financial information to farmers and others via satellite transmission and leased telecommunications lines. The SmartServ/DTN partnership provides DTN with quality financial products engineered for low cost delivery through the Internet while allowing SmartServ the opportunity to reduce its costs and substantially increase revenues. DTN has a sales force of more than 200 sales personnel which when coupled with DTN's subscriber base and marketing and advertising capabilities represents a significant opportunity for the Company. Effective May 1, 1998, with the licensing to DTN of the SmartServ Pro product, the Company has exited the retail market for a more cost effective business-to-business arrangement. Thus the significant marketing, advertising and infrastructure costs associated with a direct marketing program will be borne by DTN.

Other potential partners include regional telephone operating companies, long distance carriers, telephone equipment manufacturers and companies that distribute screen telephone equipment, market local screen telephone services or otherwise benefit from the increased acceptance of these devices. Screen phones were developed to facilitate the use of caller ID, call waiting and other services offered at a premium by the telephone companies. To these partners, the Company's services are perceived as a means of increasing interest in and sales of screen telephones, and there is thus a strong incentive to promote the Company's services as a value-added benefit. In September 1997, the Company signed a three year contract with Sprint/United Management Company ("Sprint") for the delivery of the Company's information services into additional markets beyond the initial trial city--Las Vegas. In December 1997, Sprint commenced the deployment of the Company's services in three Florida markets. The Company anticipates that this will result in the deployment of the Company's information services in

New York, North Carolina, Chicago, Los Angeles and other designated markets as part of a national campaign.

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

Management continues to believe that substantially all of the Company's revenues will be derived from customers that purchase the Company's services through Strategic Marketing Partners with mass distribution capabilities. The Company anticipates that Strategic Marketing Partners will brand the Company's "bundled" information services with their own private label, promote the packaged offering and then distribute the Company's information package on screen-based phones, PCs, PDAs, the Internet, interactive voice response systems, alpha-numeric pagers and other PCS devices to their customers. The Company has the ability to customize the information package to be offered to each Strategic Marketing Partner, and in turn to their customers.

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

Notwithstanding the execution of contracts with both DTN and Sprint and the continual discussions with potential Strategic Marketing Partners about potential marketing relationships, there can be no assurance that the Company's products and services will continue to be accepted in the marketplace by the ultimate consumers.

Management anticipates that staffing requirements associated with the implementation of its plan of operation will result in the addition of a minimum of three to six personnel during the period ending September 30, 1998. Such personnel will be added to assist with the programming requirements of Strategic Marketing Partners' product offerings and for customer support.


RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31, 1998 VS. QUARTER ENDED MARCH 31, 1997

During the quarter ended March 31, 1998, total revenues amounted to $231,309, consisting primarily of subscription fees for the SmartServ Online "Pro" real-time stock quote service ($136,600) and sales generated from the Company's relationships with Sprint ($22,500) and Schroder ($72,000). The Company commenced the implementation of its marketing plan with a national advertising campaign in September 1996. Total revenues during the quarter ended March 1997 were $170,674, consisting primarily of subscription fees from the sale of the Company's information services of $75,800 and fees for the enhancement, implementation, and marketing of services associated with the Company's arrangement with Schroder of $94,800.

During the quarter ended March 31, 1998, the Company incurred costs of revenues of $323,579. Such costs consisted primarily of information and communication costs ($161,400), personnel costs ($83,700), and computer hardware leases, depreciation and maintenance ($77,300). During the quarter ended March 31, 1997, the costs of revenues were $310,374. Such costs consisted primarily of information and communication costs ($142,500), personnel costs ($111,500), and computer hardware leases, depreciation and maintenance ($45,100).

Product development expenses were $218,727 vs. $427,955 for the quarter ended March 31, 1997. Such costs consisted primarily of personnel costs ($125,500) and computer systems consultants ($93,200). During the quarter ended March 31, 1997, such product development expenses consisted primarily of personnel costs ($166,700) and systems consultants ($259,500).

During the quarter ended March 31, 1998, the Company incurred selling, general and administrative expenses of $753,501 vs. $806,797 for the quarter ended March 31, 1997. Such costs were incurred primarily for personnel costs ($252,000), facilities ($49,000), marketing and advertising costs ($33,000) and professional fees ($310,000). Included in professional fees is an $80,980 non-cash charge for the amortization of unearned compensation associated with the issuance of Common Stock Purchase Warrants to a financial consultant. During the quarter ended March 31, 1997, selling, general and administrative expenses were incurred primarily for advertising and marketing ($187,000), personnel costs ($274,000) and professional fees ($229,200).

Interest income for the quarter ended March 31, 1998 amounted to $10,883 vs. $8,086 for the quarter ended March 31, 1997. During the quarter ended March 31, 1998 such amounts were earned from the Company's investments in highly rated bank certificates of deposit while during the quarter ended March 31, 1997 such amounts were earned primarily from the Company's investments in highly liquid commercial paper. During the quarter ended March 31, 1998 interest and financing costs included a non-cash charge of $123,100 for the revaluation of certain Common Stock Purchase Warrants issued in connection with the Company's May 1997 line of credit facility.

NINE MONTHS ENDED MARCH 31, 1998 VS. NINE MONTHS ENDED MARCH 31, 1997

During the nine months ended March 31, 1998, the Company recorded revenues of $613,096, consisting primarily of $407,000 from the sale of subscriptions to its information services, $127,000 from enhancement, implementation, and marketing services associated with its arrangement with Schroder, and $76,000 from the Company's relationship with Sprint. During the nine months ended March 31, 1997, the Company recorded revenues of $228,035 from the sale of its information services and the related screen-based telephones. Additionally, the Company recorded revenues of $239,748 related to the enhancement, implementation and marketing of services associated with its arrangement with Schroder.

During the nine months ended March 31, 1998, the Company incurred costs of revenues of $1,042,264. Such costs consisted primarily of information and communication costs ($484,600), personnel costs ($267,500), and computer hardware leases, depreciation and maintenance ($259,800). During the nine months ended March 31, 1997, the costs of revenues were $837,734. Such costs consisted primarily of information and communication costs ($199,100), personnel costs ($340,100), and computer hardware leases, depreciation and maintenance ($121,600), and purchases of screen-based phones for resale ($95,500). Included in personnel costs in 1997 is a non-cash charge of $29,200 for the change in the market value of employee stock options.

Product development expenses were $646,432 during the nine months ended March 31, 1998 vs. $920,662 for the nine months ended March 31, 1997. Such costs consisted primarily of personnel costs ($400,500) and computer systems consultants ($226,000). During the nine months ended March 31,

1997, such product development expenses consisted primarily of personnel costs ($509,100) and systems consultants ($395,900). Included in personnel costs in 1997 is a non-cash charge of $43,800 for the change in the market value of employee stock options.

During the nine months ended March 31, 1998, the Company incurred selling, general and administrative expenses of $1,913,728, primarily for personnel costs ($730,100), facilities ($147,800), marketing and advertising costs ($120,200), and professional fees ($646,300). Included in professional fees is a non-cash charge of $63,000 for the write-off of prepaid consulting fees incurred in connection with the Company's Initial Public Offering of Securities and a $161,955 non-cash charge for the amortization of unearned compensation associated with the issuance of Common Stock Purchase Warrants to a financial consultant. Selling, general and administrative expenses for the nine months ended March 31, 1997 were $2,247,696. Such costs consisted primarily of personnel costs ($765,300), facilities ($123,700), marketing and advertising costs ($580,100), and professional fees ($486,600). Included in personnel costs for 1997 was a non-cash charge of approximately $115,000 related to the change in value of employee stock options.

Interest income for the nine months ended March 31, 1998 amounted to $33,514 vs. $73,271 for the nine months ended March 31, 1997. During the nine months ended March 31, 1998, such amounts were earned from the Company's investments in highly rated bank certificates of deposit while during the nine months ended March 31, 1997, such amounts were earned primarily from the Company's investments in highly liquid commercial paper. Interest and financing costs for the nine months ended March 31, 1998 were $857,169. Such amounts were incurred primarily in connection with the issuance of short-term notes payable and associated Common Stock Purchase Warrants. The Common Stock Purchase Warrants have been recorded in the financial statements in accordance with the Black-Scholes pricing methodology as prescribed by Statement of Financial Accounting Standard, No. 123, Accounting for Stock-Based Compensation. Interest costs for the nine months ended March 31, 1997 were incurred in connection with an insurance financing agreement and amounted to $8,160.


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

During the first half of the year ended June 30, 1997, the Company's operations were funded through the proceeds of the March 1996 IPO and revenues generated from the Company's marketing and advertising programs. Commencing with the second half of 1997, the Company experienced both equity and working capital constraints resulting from the information delivery system's inability to support and retain the volume of users generated by the Company's marketing and advertising programs. In May 1997, the Company arranged a line of credit facility with a financial institution. Such line of credit was originated for a maximum borrowing amount of $550,000. In July and September 1997, the facility was amended to allow for additional borrowings of up to $222,222. In conjunction with the origination of the line of credit facility, the Company issued 250,000 Common Stock Purchase Warrants ("Warrants") to the financial institution. Similarly, the Company issued 50,500 Warrants for each of the July and September amendments. As a result of the Company's default on the note in August, the Company was required to issue 300,500 "default" Warrants to such institution. At March 31, 1998, these 651,500 Warrants have exercise prices ranging from $0.75 to $1.375 and expire in September 2002. Pursuant to

Statement of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation, the Company valued these warrants in accordance with the Black-Scholes pricing methodology at the time of issuance and recorded such valuation in the statement of operations as financing costs. At March 31, 1998, certain of the Warrants contain variable exercise provisions predicated on the price of the Company's Common Stock upon the conclusion of certain events or at the time of exercise. The Warrants have been revalued at March 31, 1998 in accordance with the Black-Scholes pricing methodology giving consideration to facts and circumstances as they existed at that date.

In May 1997, the Company entered into a three year noncancelable capital lease for certain computer equipment used to provide information services. The cost of this equipment ($246,211) is being financed through the manufacturer's finance division.

On September 30, 1997, The Zanett Securities Company ("Zanett"), acting as placement agent for the Company, completed a private placement ("Placement") of $4 million of the Company's Prepaid Common Stock Purchase Warrants ("Prepaid Warrants"). The sale of these Prepaid Warrants was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Regulation
D. Each Prepaid Warrant entitles the holder to purchase that number of shares of Common Stock that is equal to $1,000 divided by the applicable exercise price. Such exercise price is determined initially as 70% of the average closing bid price of the Common Stock for the 10 trading days ending on the day prior to exercise of the Prepaid Warrants. Additionally, the exercise discount shall by increased by 1% for each subsequent 60 day period that the Prepaid Warrants remain unexercised. The exercise price, however, shall never exceed $1.40. The Prepaid Warrants became exercisable on December 29, 1997. The sale of Common Stock issued upon exercise of the Prepaid Warrants is restricted to one-third for the first 60, 90 and 120 days subsequent to February 27, 1998, the date the registration statement became effective. The Prepaid Warrants expire on September 30, 2000.

As compensation for the successful completion of the Placement, Zanett received a placement fee and an unaccountable expense allowance of 10% and 3%, respectively, of the gross proceeds of the Placement. Additionally, the Company issued 600,000 Common Stock Purchase Warrants to Zanett that are exercisable at $1.125 per share of Common Stock.

Also in conjunction with the Placement, the Company entered into an agreement with a financial consultant who is an affiliate of Zanett Lombardier, Ltd, an investor in the Prepaid Warrants. During the five-year term of the agreement this consultant will provide the Company with advisory services relating to financial and strategic ventures and alliances, investment banking and general financial advisory services, and advice and assistance with the Company's market development activities. As compensation for these services, the Company authorized the issuance of 3,555,555 Common Stock Purchase Warrants ("Consulting Warrants") to this consultant that are exercisable at $1.125 per share of Common Stock. Of such amount, the issuance of 3,055,555 Consulting Warrants was contingent upon the approval of the Company's shareholders which was received on April 24, 1998. At September 30, 1997, the Company valued these warrants using the Black-Scholes pricing methodology at approximately $4,400,000. However, since the issuance of 3,055,555 of such Consulting Warrants was uncertain until April 24, 1998, the Company has revalued these Consulting Warrants in accordance with the Black-Scholes pricing methodology at March 31, 1998, giving consideration to the facts and circumstances as they existed at that date. Accordingly, unearned compensation has been adjusted to $4,528,500 at March 31, 1998. Such amount has been recorded in stockholders' equity as unearned compensation and will be amortized to income over the five-year term of the agreement. These warrants expire on September 30, 2002.

As part of the Placement, Zanett converted notes payable of $772,222, issued pursuant to a Line of Credit Agreement dated May 29, 1997, as amended, and accrued interest thereon of $63,837 into Prepaid

Warrants. The net proceeds of the Placement of $2,643,941 have been used for general working capital requirements.

The licensing agreement with DTN provides that the Company will receive a minimum of $2 million during the twelve month period ended April 30, 1999, and up to 40% of revenues generated from the subscriber base after the attainment of a 1,000 customer threshold. Additionally, DTN will assume the Company's telecommunications and information costs, as well as the system's hardware costs associated with expansion of the subscriber base. This will result in a significant reduction in the Company's infrastructure and overhead costs.

The Company has also entered into a three year contract with Sprint and is currently negotiating an agreement, in partnership with Sprint, with a major stock brokerage firm. Additionally, the Company is in negotiations with several major telecommunications companies. Management continues to believe that upon the successful implementation of its marketing plan, sufficient revenues will be generated to meet operating requirements. Management also believes that the successful execution of its proposed plan of operations will generate sufficient cash flow from operations to enable the Company to offer its services on an economically sound basis; however, no assurance can be given that such goals will be obtained or that any expected revenues or cash flows will be forthcoming, except for those previously described in connection with the DTN licensing agreement.

The Company has been notified by Nasdaq that it is not in compliance with the net tangible assets requirement as set forth in NASD Marketplace Rule 4310(c)(2). Such rule requires the maintenance of a minimum of $2 million of net tangible assets for continued listing on The Nasdaq Small Cap Market. If the Company were to be delisted from The Nasdaq Small Cap Market the Company would be subject to financial penalties resulting from its default pursuant to Article V of the Prepaid Warrants. Additionally, such event would allow Zanett Capital, Inc. the right to name a majority of the directors of the Company.

The Company is currently seeking additional sources of capital through a private placement; however, there can be no assurance that additional financing will be available on acceptable terms or at all.

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

PART II.  OTHER INFORMATION


                             SMARTSERV ONLINE, INC.



ITEM 1.    LEGAL PROCEEDINGS

On or about December 15, 1997, Steven T. Francesco, then President and Chief Operating Officer of the Company, filed a complaint against the Company, Sebastian E. Cassetta (its Chairman of the Board and Chief Executive Officer), Bruno Guazzoni, Claudio Guazzoni, Zanett Securities, Inc. and Zanett Capital, Inc. in the Supreme Court of the State of New York, County of New York. In the amended complaint, which was served on or about December 29, 1997, Mr. Francesco alleged, among other things, that the Company breached the terms of its employment agreement with him. The amended complaint seeks damages against the Company in an unspecified amount and injunctive relief. On February 6, 1998 the Board of Directors terminated Mr. Francesco's employment with the Company as its President and Chief Operating Officer. The Company has moved the Court to dismiss certain of the claims against it. That motion is currently pending. No disclosure in this action has yet been noticed or taken. The Company will vigorously defend this action.

By letter dated April 10, 1998, Michael Fishman, then a Vice President of Sales for the Company, resigned his position. On or about April 24, 1998, Mr. Fishman filed a complaint against the Company, Sebastian E. Cassetta, Claudio Guazzoni, Zanett Securities Co., Zanett Capital Corp. and Zanett Lombardier Ltd. in the United States District Court for the District of Connecticut. In the complaint, Mr. Fishman alleges, among other things, that the Company constructively discharged him by breaching of the terms of its employment agreement with him. The complaint seeks to assert claims for (i) fraud under the federal securities laws, (ii) breach of various terms of the Company's employment agreement with Mr. Fishman, (iii) breach of the implied duty of good faith and fair dealing,
(iv) fraudulent misrepresentation, (v) negligent misrepresentation, (vi) intentional misrepresentation, (vii) failure to pay wages and (viii) promissory estoppel. The complaint seeks damages against the Company in an unspecified amount. The Company has not yet answered or moved against the complaint and the time for it to do so has not yet expired. No discovery in this action has yet been noticed or taken. The Company will vigorously defend this action.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)         Date of Annual Meeting of Stockholders - April 24, 1998

(b)         Directors Elected at Annual Meeting
            Mario F. Rossi
            Robert H. Steele

            Continuing Directors
            Sebastian E. Cassetta
            Steven T. Francesco
            L. Scott Perry
            Claudio Guazzoni
            Catherine Cassel Talmadge

(c)        Election of Mario F. Rossi as Director

           SHAREHOLDER VOTES
           -----------------
           For:                                               3,014,734
           Withheld:                                            860,395

           Election of Robert H. Steele as Director

           SHAREHOLDER VOTES
           -----------------
           For:                                               3,014,734
           Withheld:                                            860,395

            Amendment of the Company's 1996 Stock Option Plan to increase the number of shares available for grant from 400,000 to 1,500,000 shares, eliminate mandatory grants of options to non-employee directors and grant the compensation committee discretionary authority to grant options to both employee and non-employee directors.

           SHAREHOLDER VOTES
           -----------------
           For:                                               1,129,954
           Against:                                           1,023,501
           Abstentions:                                           4,150
           Broker non-votes:                                  1,717,524

           Amendment of the Company's Certificate of Incorporation to increase the number of authorized shares of the Company's Common Stock, par value $0.01 per share, from 15,000,000 shares to 40,000,000 shares.

           SHAREHOLDER VOTES
           -----------------
           For:                                               3,684,328
           Against:                                             184,096
           Abstentions:                                           6,705
           Broker non-votes:                                         --

           Amendment of the Company's Certificate of Incorporation to create a class of 1,000,000 shares of Preferred Stock, par value $0.01 per share.

           SHAREHOLDER VOTES
           -----------------
           For:                                               1,129,699
           Against:                                           1,021,001
           Abstentions:                                           6,905
           Broker non-votes:                                  1,717,524

           Approval of the issuance of Consultant Warrants to purchase 3,055,555 shares of the Company's Common Stock to Mr. Bruno Guazzoni, a consultant to the Company.

           SHAREHOLDER VOTES
           -----------------
           For:                                               1,750,854
           Against:                                             402,146
           Abstentions:                                           4,605
           Broker non-votes:                                  1,717,524

           Ratification of the appointment of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending June 30, 1998.

           SHAREHOLDER VOTES
           -----------------
           For:                                               3,858,329
           Against:                                              11,850
           Abstentions:                                           4,950
           Broker non-votes:                                         --


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8 - K

(a)    The following exhibits are included herein:

           Exhibit 10.26 Asset Purchase Agreement between SmartServ Online, Inc. and Data Transmission Network Corporation, dated April 23, 1998

           Exhibit 27        Financial Data Schedule

(b)    REPORTS ON FORM 8-K

           During the quarter ended March 31, 1998 the Company filed a Current Report on Form 8-K, dated February 11, 1998, reporting Item 5. Such report did not contain any financial information.

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

Date:  MAY 19, 1998                     By:   /S/  SEBASTIAN E. CASSETTA
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