Form 10KSB
period 1998-06-30
SMARTSERV ONLINE INC
filed 1999-01-21
CIK 1005698

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

       FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 1998

[   ]    TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15(D) OF THE  SECURITIES
         EXCHANGE  ACT OF 1934 FOR THE  TRANSITION PERIOD FROM __________ TO
         ___________

                         Commission file number 0-28008

                             SMARTSERV ONLINE, INC.
                            ------------------------
        (Exact name of small business issuer as specified in its charter)

        Delaware                                           13-3750708
---------------------------------------      -----------------------------------
  (State or other jurisdiction of
   incorporation or organization)           (I.R.S. employer identification no.)

  One Station Place, Stamford, Connecticut                        06902
---------------------------------------------     ------------------------------
  (Address of principal executive offices)                     (Zip Code)

Issuer's telephone number, including area code (203) 353-5950
                                               --------------

Securities registered pursuant to Section 12(b) of the Exchange Act:   None
                                                                      ------

Securities registered pursuant to Section 12(g) of the Exchange Act:

                               Title of each class
                               -------------------
                          Common Stock, $0.01 Par Value
                         Common Stock Purchase Warrants

Indicate by check mark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes          No  X
     ---        ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
                  ---

Issuer's revenues for its most recent fiscal year.   $873,476
                                                     ---------

The aggregate market value of the voting stock (based on the closing price of such stock on OTC Bulletin Board) held by non-affiliates of the issuer as of January 14, 1999, was approximately $3,470,900. All officers and directors of the issuer have been deemed, solely for the purpose of the foregoing calculation, to be "affiliates" of the issuer.

There were 1,199,787 shares of Common Stock outstanding at January 14, 1999.

                                TABLE OF CONTENTS



                                     Part I
Item                                                                      Page
----                                                                      ----

1.    Description of Business                                               3
2.    Description of Property                                               8
3.    Legal Proceedings                                                     8
4.    Submission of Matters to a Vote of Security Holders                   9


                                     Part II

5.     Market for Common Equity and Related Stockholder Matters            10
6.     Management's Discussion and Analysis or Plan of Operation           13
7.     Financial Statements                                                19
8.     Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure                                     39


                                    Part III

9.      Directors, Executive Officers, Promoters and Control Persons;
              Compliance with Section 16(a) of the Exchange Act            40
10.     Executive Compensation                                             42
11.     Security Ownership of Certain Beneficial Owners and Management     44
12.     Certain Relationships and Related Transactions                     46
13.     Exhibits and Reports on Form 8-K                                   47

                                     Part I


Item 1.    Description of Business
------

The Company
SmartServ Online, Inc. ("SmartServ" or the "Company") was organized in 1993 and provides online information and transactional services to subscribers through wireless personal communications systems ("PCS") devices, personal computers ("PCs"), personal digital assistants ("PDAs"), the Internet, interactive voice response systems, alpha numeric paging devices and screen-based phones. Effective June 1996, the Company exited the development stage with the completion of its core application software and communications architecture and has commenced the implementation of its marketing strategies.


Services
The Company is a single source information provider offering a range of services designed to meet the varied needs of clients of strategic marketing partners ("Strategic Marketing Partners"). These services include: investment newsletters, real-time stock quotes, business and financial news, research and analysis reports, stock trading reports by corporate insiders, online FedEx package tracking, private labeled electronic mail, sports information, national weather reports, local news, and other business and entertainment information. The Company's services are inherently flexible, allowing Strategic Marketing Partners the opportunity to customize service packages for their specific needs and providing end users with the ability to manage their information according to their preferences. The Company provides such services pursuant to non-exclusive agreements with providers of online information and transactional services such as: The Weather Channel, The Options Price Reporting Authority, S&P ComStock, Inc., Comtex, Inc., The Nasdaq Stock Market, Inc., and The New York Stock Exchange, Inc. The Company is not dependent on one or a few information providers as such redistribution agreements are generally available on a non-exclusive basis.

The Company has invested in the development of proprietary applications software and communications architecture in an attempt to make its services easy to use and visually appealing and to attempt to take advantage of the different virtues and capabilities of PCs, wireless PCS devices, PDAs, the Internet, interactive voice response systems, alpha numeric pagers and screen-based phones. The Company believes that its application software and communications architecture, which recognize multiple devices, format the information for the particular device and present the information in a user-friendly manner, will be attractive in the marketplace. Product development efforts are focused on enhancements to existing services, format modifications for emerging devices, content and features improvements and customizations based on market requirements. The Company intends to continue to invest in this area and believes its application software and communications architecture represent an important competitive advantage.

Subscribers can connect to the Company's services using standard phone lines, the Internet or through a variety of wireless PCS devices. The Company believes that its application software and communications architecture, which recognize multiple devices (e.g., PCs, wireless PCS devices, PDAs, interactive voice response systems, alpha numeric pagers and screen-based phones), format the information for the particular device and present the information in a user-friendly manner, make the Company's services "device independent". As new technologies emerge, the Company anticipates that the flexibility of its application software and communication architecture will allow its services to be accessed through these newly developed devices.

Marketing Strategy
Management believes that the Company's primary source of revenues will ultimately be derived from end users that purchase the Company's services through Strategic Marketing Partners with mass distribution capabilities. Thus, Strategic Marketing Partners will brand the Company's "bundled" services, acquired from the Company's "information platform" with their own private label, promote the packaged offering, and then distribute the Company's information package to their clients on wireless PCS devices, PCs, PDAs, interactive voice response systems, alpha-numeric pagers and screen-based phones. The Company's strategy of forming alliances with Strategic Marketing Partners that have established relationships with its potential customers enables the Company to maximize its market reach at minimal operating costs. The Company's application software and communications architecture enables the customization of each information package offered to each Strategic Marketing Partner, and in turn to their end users. The use of this model has resulted in the distribution of SmartServ information products by Data Transmission Network Corporation as "DTNIQ", "TradeNet", and "BrokerNet"; Sprint/United Management Corp. as "Sprint Information Services"; CIDCO Inc. as "CIDCO Information Services"; and ALLTEL Communications Company as "ALLTEL Information Services". During the year ended June 30, 1998, the Company discontinued its efforts to market products to the retail market via its own direct marketing programs.

The Company continues to develop strategic marketing relationships with key partners that provide access to large numbers of potential subscribers for its monthly services. As an early entrant in the dynamic market of distribution of financial information and trading services via wireless PCS devices, the Company is developing strategic marketing relationships with the wireless equipment manufacturers, carriers and potential corporate partners. Management believes the wireless area has tremendous potential for distribution of the Company's information products and as a source of revenues from "fee based" transactions such as stock trading. The Company has partnered with and continues to seek relationships with regional telephone operating companies, such as ALLTEL, long distance carriers, such as Sprint, telephone equipment manufacturers, such as Nortel, and others who distribute screen telephone equipment, market local screen telephone services or otherwise benefit from the increased acceptance of these devices in the marketplace. To these partners, the Company's services are perceived as a means of increasing interest in and sales of screen-based telephones and CLASS services, and there is thus a strong incentive to promote the Company's services.

The Company is also working with businesses that desire to provide new services, such as those provided by the Company, to an existing base of clients. As an example, the Company entered into a contract with Data Transmission Network Corporation ("DTN") whereby the Company licensed to DTN the rights to market and service three of its Internet products. DTN, which has over 150,000 subscribers for its satellite-based information services, lacked an Internet-based product and delivery system. SmartServ Online filled that need. The Company continues to seek relationships with other brokerage firms and disseminators of financial information, whose clients can benefit from the efficiency, convenience and timeliness of the information services provided by the Company. The high quality of the Company's services and systems' architecture continues to draw interest from potential partners.

While the Company continues to have discussions about potential marketing opportunities with major telecommunications and stock brokerage companies, there can be no assurance that the Company will enter into agreements with any such companies.

Marketing Vehicles
The Company intends to continue to work with its current and potential Strategic Marketing Partners to enhance the efficiency and effectiveness of their marketing and distribution efforts. Through the use of this model, the customer is a customer of both SmartServ and its Strategic Marketing Partner. Accordingly, both parties have an economic incentive to provide the Company's information services to the Strategic Marketing Partners' customers. While each Strategic Marketing Partner approaches the market differently depending on its business strategy, consumer mix and competitive situation, they generally test a variety of marketing and selling options to determine the most cost effective technique to obtain the maximum number of customers in the least amount of time. The Company offers technical and marketing support to enhance the effectiveness of a potential Strategic Marketing Partner's marketing efforts. For example, the design and preparation of the specific product offering, collateral and other promotional materials will be coordinated with a potential Strategic Marketing Partner to reflect the best overall positioning of the product to the customer.

The Company's services are priced, as determined by the Company and the Strategic Marketing Partner, based on a pre-negotiated monthly base charge and transaction fees derived from specific value-added services purchased by customers.


Competition
The market for online information and transactional services is highly competitive and subject to rapid innovation and technological change, shifting consumer preferences and frequent new service introductions. While the Company's application software and communications architecture makes the services "device independent", the Company faces increasing competition from other emerging services delivered through PCs, such as developing transactional services offered by Checkfree Corporation, Microsoft Corp., Data Broadcasting Corporation, PC Quote, Inc., Intuit Inc., Electronic Data Systems Corp. and other software and online companies. Although in its infancy, the wireless arena too has its competitors, such as DataLink Systems Corporation, Intelligent Information, Inc. and AirMedia. The Company expects competition to increase from existing competitors and from new competitors, possibly including telecommunications companies. Most of the Company's competitors and potential competitors have substantially greater financial, marketing and technical resources than the Company. The Company believes that potential new competitors, including large multimedia and information system companies, are increasing their focus on transaction processing. Increased competition in the market for the Company's services could materially and adversely affect the Company's results of operations through price reductions and loss of market share.

The information content provided through the Company's application software and communication architecture is generally purchased through non-exclusive distribution agreements. While the Company is not dependent on any one content provider, existing and potential competitors may enter into agreements with these and other such providers and thereby acquire the ability to deliver online information and transactional services substantially similar to those provided by the Company.

The principal competitive factors in the online services industry include content, product features and quality, ease of use, access to distribution channels, brand recognition, reliability and price. Management believes the strategy of establishing alliances with potential Strategic Marketing Partners, and its ability to provide what is believed to be unique application software and communications architecture should enable the Company to compete effectively.

Software
The Company has developed a proprietary application software and communications architecture that it believes makes its services easy to use and visually appealing, and which utilize the capabilities of wireless PCS devices, PCs, PDAs, the Internet, interactive voice response systems, alpha-numeric pagers and screen-based phones.

SmartServ's user-friendly front-end application software is designed to accommodate instant access to information and to be flexible to the varying needs of multiple users. Subscribers are empowered to create their own groupings of information they routinely request and are able to navigate directly to the information they seek with the software's easy to read menu systems and search capabilities. SmartServ's application software employs common user interface techniques, such as icons, pull-down menus, spreadsheet formats, tree structures and the use of "key" words, to make its product intuitive to its users. SmartServ's software is notable for its visually appealing formats, which it has standardized across different types of information. Subscribers are provided with several display options, including text and graphics, according to their preferences.

During the fiscal years ended June 30, 1998, 1997 and 1996, the Company incurred costs of $923,082, $1,150,224 and $1,037,941, respectively, for research and project development activities.


Proprietary Rights
The Company has designed and developed its own "device independent" information platform, "SmartServ", based on Sun Microsystems, Inc. computers and Oracle Corp.'s version 7.X relational database manager, to support a variety of end user devices. This platform formats information for a particular device and presents it in a user friendly manner. The Company relies upon a combination of contract provisions and copyrights, trade secret laws, and a service mark to attempt to protect its proprietary rights. The Company licenses the use of its services to Strategic Marketing Partners under agreements that contain terms and conditions prohibiting the unauthorized reproduction of the Company's software and services. Although the Company intends to protect its rights vigorously, there can be no assurance that any of the foregoing measures will be successful.

The Company seeks to protect the source code of its software as a trade secret and as an unpublished copyrighted work. The Company has obtained an allowance of its U.S. trademark application for the mark "SmartServ Online" for the computer software used with its platform services and expects a U.S. trademark registration for the mark to be granted in the near future. This registration will have an initial term of 10 years and be renewable indefinitely for successive 10-year terms upon filing proof of continued use of the mark. The Company has also filed an intent-to-use application to register "SmartServ Online" as a service mark for its platform services and as a trademark for related computer hardware. The Company believes that its software, services, service mark and other proprietary rights do not infringe on the proprietary rights of third parties. From time to time, however, the Company may receive communications from third parties asserting that features or contents of certain of its services may infringe upon copyrights or other rights of such parties. To date, the Company has received one such communication, dated May 23, 1995, but believes that the assertion contained therein is without merit. Since the receipt of such letter, the Company has not received further correspondence. There can be no assurance that other third parties will not assert infringement claims against the Company with respect to current features, content or services or that any such assertion may not require the Company to enter into royalty arrangements or result in litigation.

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


Employees
The Company employs 21 people, 18 of whom are full-time employees. It is anticipated that a minimum of 3 to 6 people will be added during the period ending June 30, 1999, in response to the computer programming requirements of Strategic Marketing Partners' product offerings and for customer support. Additionally, management anticipates that 2 to 3 people will join the Company in sales and marketing positions during the period ending June 30, 1999. None of the Company's employees are covered by a collective bargaining agreement and the Company believes that its relationship with its employees is satisfactory.

Item 2.    Description of Property
------

The Company occupies approximately 6,300 square feet in a leased facility located in Stamford, Connecticut. The lease expires in October 2002.


Item 3.    Legal Proceedings
------

On or about December 15, 1997, Steven T. Francesco, then President and Chief Operating Officer of the Company, filed a complaint against the Company, Sebastian E. Cassetta (its Chairman of the Board and Chief Executive Officer), Bruno Guazzoni, Claudio Guazzoni, Zanett Securities, Inc. and Zanett Capital, Inc. in the Supreme Court of the State of New York, County of New York. On February 6, 1998 the Board of Directors terminated Mr. Francesco's employment with the Company as its President and Chief Operating Officer. In a motion for an amended complaint Mr. Francesco alleged, among other things, that the Company breached the terms of its employment agreement with him. The proposed amended complaint seeks damages against the Company and certain of its directors for his wrongful termination in an amount of at least $50 million and damages for fraud in an unspecified amount.

By an agreement dated November 11, 1998 ("Agreement"), Mr. Francesco has agreed to settle this action and to resolve all of his claims against the above referenced parties. In consideration thereof, Mr. Francesco is due, under the Agreement, to receive $305,000, payable in two installments: $200,000 on or before January 31, 1999 and $105,000 on or before February 28, 1999. Additionally, Mr. Francesco has rceived, under the Agreement, 125,000 shares of SmartServ Common Stock and warrants to purchase 16,667 shares of Common Stock exercisable at $5.00 per share until November 11, 2001. However, in the event that the Company fails to make the above referenced cash payments in a timely fashion, Mr. Francesco would have the right to pursue this action against the above referenced parties, except that his sole remedy against the Company would be to enter judgment against it in the amount of $305,000, less any cash received pursuant to the Agreement.

By letter dated April 10, 1998, Michael Fishman, then Vice President of Sales for the Company, resigned his position. On or about April 24, 1998, Mr. Fishman filed a complaint in the United States District Court for the District of Connecticut against the Company, Sebastian E. Cassetta, Claudio Guazzoni, Zanett Securities Co., Zanett Capital Corp. and Zanett Lombardier Ltd. On or about August 20, 1998, Mr. Fishman served an amended complaint, alleging, among other things, that (i) he relied on false statements that the Company allegedly made, in filings with the Securities and Exchange Commission and otherwise, in accepting a position with the Company and (ii) the Company constructively discharged him by breaching the terms of its employment agreement with him. The amended complaint seeks to assert claims for (i) fraud and other violations under the federal securities laws, (ii) breach of various terms of the Company's employment agreement with Mr. Fishman, (iii) breach of the implied duty of good faith and fair dealing, (iv) fraudulent misrepresentation, (v) negligent misrepresentation, (vi) intentional misrepresentation and (vii) failure to pay wages. The amended complaint seeks damages against the Company in an unspecified amount. The Company expects to move to dismiss the amended complaint, and the Court has issued an order setting a schedule for the briefing of that motion. No discovery in this action has yet been noticed or taken. Although the Company is vigorously defending this action, there can be no assurance that it will be successful.

On or about May 11, 1998, Ronald G. Weiner filed a complaint against the Company and Mr. Francesco in the Supreme Court of the State of New York, County of New York. The complaint alleges, among other things, that in May 1993, by letter from Mr. Francesco, Mr. Weiner was offered a 10% equity stake in Smart Phone Services, Inc. ("SPS"), a company of which Mr. Francesco allegedly was the President and a majority shareholder, in exchange for his active involvement in, among other things, raising capital and managing the financial aspects of SPS. The complaint alleges that, in November 1993, Mr. Francesco sent a letter to Mr.

Weiner in which he (i) represented that SPS had failed to attract a single investor and (ii) withdrew his offer to Mr. Weiner of a 10% equity position in SPS. The complaint further alleges that, in conversations with Mr. Weiner beginning in November 1993, Mr. Francesco represented that he was ceasing all efforts to capitalize SPS. The complaint alleges, among other things, that Mr. Francesco and SPS breached their agreement with Mr. Weiner by withdrawing their offer to him of a 10% equity stake in SPS, and that, at the time Mr. Francesco represented that he was ceasing efforts to capitalize SPS, he had actually formed the Company and was actively seeking investors for it. The complaint further alleges that the Company is a successor entity to SPS and that, therefore, the Company is liable for SPS' and Mr. Francesco's alleged conduct in derogation of their alleged agreement with Mr. Weiner. The complaint seeks, among other things, (i) a declaratory judgment declaring Mr. Weiner a 10% equity shareholder of the Company, (ii) a constructive trust in Mr. Weiner's favor for 10% of the Company's equity shares and (iii) restitution against Mr. Francesco and the Company for unjust enrichment. On his unjust enrichment claim, Mr. Weiner seeks unspecified damages that he alleges to be at least $250,000. In its answer to the complaint, the Company has denied the material allegations of the complaint, asserted affirmative defenses and also asserted cross-claims against Mr. Francesco seeking indemnification from, or contribution towards, any judgment that Mr. Weiner may obtain against the Company. No discovery in this action has yet been taken. Although the Company is vigorously defending this action and vigorously prosecuting its cross-claims, there can be no assurance that it will be successful. In accordance with an agreement dated November 11, 1998, the Company has filed a motion to discontinue the cross-claims that it asserted against Mr. Francesco.

By memorandum dated April 10, 1998, Jonathan Paschkes, then Vice President of Marketing for the Company, resigned his position. On or about November 17, 1998, Mr. Paschkes filed a complaint against the Company and Sebastian E. Cassetta in the United States District Court, District of Connecticut. In the complaint, Mr. Paschkes alleges (i) fraudulent inducement to him to accept his position with the Company; (ii) breach of various terms of the Company's employment contract with him; and (iii) failure by the Company to pay him wages and bonuses and issue options to him pursuant to the terms of his employment contract. On his fraudulent inducement and breach of contract claims, Mr. Paschkes seeks unspecified damages that he alleges to be at least $2,000,000 for each. On his failure to pay wages claim, Mr. Paschkes seeks unspecified actual and punitive damages that he alleges to be at least $200,000. No discovery in this action has yet been taken. Although the Company is vigorously defending this action, there can be no assurance that it will be successful.

While the Company intends to vigorously defend these actions, the unfavorable outcome of any such action could have a material adverse effect on the Company's financial condition, results of operations, and cash flows.


Item 4.    Submission of Matters to a Vote of Security Holders
------
None.

                                     Part II


Item 5.    Market for Common Equity and Related Stockholder Matters
------


SmartServ's $.01 par value common stock ("Common Stock") commenced trading on March 21, 1996 on the over-the-counter market and is quoted on the National Association of Securities Dealers' Automated Quotation System ("NASDAQ"). The Company's Redeemable Common Stock Purchase Warrants ("Public Warrants") also commenced trading on March 21, 1996 on the NASDAQ SmallCap Market.

On May 20, 1998, the Company received notification from The Nasdaq Stock Market that the Company no longer met the net tangible asset/market capitalization/net income requirements for continued listing of the Company's securities on The Nasdaq Stock Market. Accordingly, at the close of business on May 20, 1998, the Company's Common Stock and Public Warrants were delisted from The Nasdaq Stock Market. Currently, the Company's securities trade on the OTC Bulletin Board as SSOL and SSOLW.

On October 15, 1998, the Company's stockholders approved a one-for-six reverse stock split ("Reverse Stock Split") which became effective on October 26, 1998.

The following table sets forth the high and low prices for the Common Stock and Public Warrants during the periods indicated as reported by the NASDAQ SmallCap Market and the OTC Bulletin Board, as applicable. Such amounts (and all other share and price information contained in this Form 10-KSB) have been adjusted to reflect the above mentioned Reverse Stock Split.

                                         Common Stock             Warrants
                                         ------------             --------
                                     High         Low         High        Low
                                     ----         ---         ----        ---
Year Ended June 30, 1998
------------------------

First Quarter                     $  18.750     $ 6.750     $ 4.500      $ .750
Second Quarter                       21.000       4.128       5.250        .750
Third Quarter                        19.125       3.750       6.563        .938
Fourth Quarter                       22.500       3.000       9.188       1.688


Year Ended June 30, 1997
------------------------

First Quarter                     $  45.000     $ 28.500    $ 23.250   $ 15.000
Second Quarter                       38.250       25.500      19.500      7.500
Third Quarter                        32.250       26.250      12.375      7.875
Fourth Quarter                       27.750       11.250       9.000      3.187


As of December 1, 1998, the Company had 1,183,317 shares of Common Stock outstanding held by 70 record holders. The Company estimates that its Common Stock is held by approximately 1,800 beneficial holders. As of such date, the Company had 337,500 Public Warrants outstanding held by 28 record holders.

The Company has never paid a cash dividend on its Common Stock. It is the present policy of the Company to retain earnings, if any, to finance the development and growth of its business. Accordingly, the Company does not anticipate that cash dividends will be paid until the earnings and financial condition of the Company justify such dividends, and there can be no assurance that the Company can achieve such earnings.

On July 14, 1995, the Company sold 4,166 shares of Common Stock for an aggregate purchase price of $100,000 to John E. Herzog and, for nominal consideration, issued a warrant to purchase an additional 4,166 shares of Common Stock at an exercise price of $24.00 per share to Mr. Herzog. No sales commissions were paid in connection with such offering. The securities were issued in reliance on the exemption from registration provided by Section 4 (2) of the Securities Act.

On August 24, 1995, the Company sold 2,083 shares of Common Stock for an aggregate purchase price of $50,000 to each of Emanuel E. Geduld and Andrew DaPonte and, for nominal consideration, issued a warrant to purchase an additional 2,083 shares of Common Stock at an exercise price of $24.00 per share to Mr. Geduld and warrants to purchase 3,750 shares of Common Stock at an exercise price of $24.00 per share to Mr. DaPonte. On August 24, 1995, the Company also sold an aggregate of 1,250 shares of Common Stock to Anchung Sammy Chung and Fong-Chi Alison Tsao for an aggregate purchase price of $30,000 and, for nominal consideration, issued to them a warrant to purchase an additional 1,250 shares of Common Stock at an exercise price of $24.00 per share. No sales commissions were paid in connection with such offerings. The securities were issued in reliance on the exemption from registration provided by Section 4 (2) of the Securities Act.

Between October 1995 and December 1995, the Company sold 40 Units to 25 investors who subscribed to purchase such Units pursuant to the Confidential Offering Memorandum dated September 22, 1995, as amended by a letter dated October 12, 1995, at a price of $25,000 per Unit, each Unit consisting of a $25,000 promissory note and a warrant to purchase 833 shares of Common Stock at an exercise price of $24.00 per share. Rickel and Associates, Inc. ("Rickel") acted as placement agent for the Company for such private placement and received a commission of $100,000 for its services and a non-refundable, non-accountable expense allowance of $30,000. The securities were issued in reliance on the exemption from registration provided by Section 4 (2) of the Securities Act.

On February 1, 1996, the Company issued a $200,000 promissory note and agreed to issue warrants to purchase 16,667 shares of Common Stock to Henry Snow for $200,000. The warrants were issued in March 1996 and have an exercise price of $24.00 per share. Rickel received a commission of $26,000 for its services in connection with such transaction. The securities were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act.

On February 28, 1996, the Company issued 2,791 shares of Common Stock to InterBank Communications, Inc. in accordance with the anti-dilution provisions of an agreement with it and 19,425 shares of Common Stock to The Strategica Group in accordance with the terms of a Standby Revolving Credit Agreement Proposal. No sales commissions were paid in connection with such transactions. The securities were issued in reliance on the exemption from registration provided by Section 4 (2) of the Securities Act.

In March 1996, the Company issued 71,289 shares of Common Stock to six holders of convertible subordinated notes in redemption of $612,500 principal amount of such notes and accrued interest thereon. No sales commissions were paid in connection with such transaction. The stock was issued in reliance upon the exemption from registration provided by Section 3 (a) (9) of the Securities Act.

During April and May 1997, the Company agreed to issue warrants to purchase 33,333 shares of Common Stock to Rickel, the Company's underwriter, for investment advisory services. Such warrants are exercisable at prices ranging from $12 to $24 per share and expire in April and May 2002.

On May 29, 1997, the Company issued a $550,000 promissory note and warrants to purchase 33,333 shares of Common Stock to Zanett Lombardier, Ltd. ("ZLL") for $550,000. On each of July 21, 1997 and September 16, 1997, the Company issued an additional $111,111 promissory note and warrants to purchase and additional 6,733 shares of Common Stock to ZLL for $111,111. The warrants have exercise prices of $6.75 and $8.25 per share. Zanett Securities Corporation ("Zanett") received fees of $78,576 for its services in connection with such transactions. Additionally, Zanett received warrants to purchase 11,700 shares of Common Stock. Such warrants have exercise prices of $6.75 and $8.25. The promissory notes and warrants were issued in reliance upon the exemption from registration provided by Section 4 (2) of the Securities Act.

On September 16, 1997, the Company issued warrants to purchase 50,083 shares of Common Stock to ZLL as a default penalty under the ZLL notes. The warrants have an exercise price of 50% of the closing price of the Company's Common Stock on the exercise date. No sales commissions were paid in connection with such transactions. The warrants were issued in reliance upon the exemption from registration provided by Section 4 (2) of the Securities Act.

On September 29, 1997, the Company issued 4,000 prepaid common stock purchase warrants ("Prepaid Warrants") to 12 investors for $4,000,000. Included in such amount were $772,222 of the promissory notes issued to ZLL and $63,837 of accrued interest thereon which were cancelled in connection with this transaction. The Prepaid Warrants are convertible into a number of shares of Common Stock of the Company that is equal to $1,000 divided by the applicable exercise price. The exercise price is 70% of the average closing bid price of the Common Stock for the 10 trading days ending on the day prior to exercise of such warrants, reduced by 1% for each 60 day period the Prepaid Warrants remain unexercised, but in no event above $8.40 per share. Zanett received a commission of $400,000, an unaccountable expense allowance of $120,000, and warrants to purchase 100,000 shares of Common Stock at $6.75 per share in connection with such transaction. The Prepaid Warrants, and the warrants issued to Zanett, were issued in reliance upon the exemption from registration provided by Section 4
(2) of the Securities Act.

On September 29, 1997, the Company issued 83,333 warrants to Bruno Guazzoni and, subject to stockholder approval (which was subsequently obtained), agreed to issue to him warrants to purchase an additional 509,259 shares of Common Stock. These additional warrants were issued in April 1998. The warrants have an exercise price of $6.75 per share. No sales commissions were paid in connection with such transaction. The warrants were issued in reliance upon the exemption from registration provided by Section 4 (2) of the Securities Act.

Between January 13, 1998 and November 30, 1998, an aggregate of 1696 Prepaid Warrants were converted into an aggregate of 392,483 shares of Common Stock of the Company. No sales commissions were paid in connection with such conversions. The shares were issued in reliance upon the exemption from registration provided by Section 3 (a) (9) of the Securities Act.

On January 2, 1998 and March 3, 1998, the Company issued warrants to purchase 16,666 and 20,833 shares of Common Stock, respectively, in connection with investment advisory contracts. The warrants have exercise prices of $3.75 and $15.75 to $19.50, respectively. No commissions were paid in connection with such transactions. The warrants were issued in reliance upon the exemption from registration provided by Section 4 (2) of the Securities Act.

On August 31, 1998, the Company issued 32,953 shares of Common Stock to ZLL and 17,046 shares of Common Stock to Bruno Guazzoni in consideration for their agreeing to certain restrictions on the exercise of the Prepaid Warrants and the resale of the shares of Common Stock issuable on exercise thereof. No commissions were paid in connection with such transaction. The shares were issued in reliance upon the exemption from registration provided by Section 4
(2) of the Securities Act.

On September 8, 1998, the Company agreed to issue 3,000 common stock purchase warrants to DTN for prepayment of certain guaranteed payments in accordance with the Software License and Service Agreement between the parties dated April 23, 1998. Such warrants are exercisable at $3.00 per share of Common Stock.

On November 17, 1998, the Company issued 125,000 shares of Common Stock and warrants to purchase 16,667 shares of Common Stock, exercisable at $5.00 per share until November 11, 2001, to Mr. Steven Francesco, a former officer of the Company, as partial consideration for the settlement of his claims against the Company and certain of its officers and directors.

Between November 20, 1998 and December 3, 1998, the Company issued warrants to purchase 833,333 shares of Common Stock to investors in connection with the issuance of $500,000 of convertible notes. Spencer Trask Securities Inc., the placement agent, received a commission of $50,000 and an unaccountable expense allowance of $15,000 in connection with such transaction. Additionally, the Company issued warrants to purchase 166,667 shares of Common Stock to Spencer Trask Securities, Inc. exercisable at $.72 per share. These warrants were issued in reliance upon the exemption from registration provided by Section 4 (2) of the Securities Act.

On January 14, 1999, the Company issued 10,000 shares of Common Stock to Arnhold & S. Bleichroeder, Inc., an investor in the Company's Prepaid Warrants, in consideration of an agreement to waive certain events of default under such Prepaid Warrants. No commissions were paid in connection with such transaction. These shares were issued in reliance upon the exemption from registration provided by Section 4 (2) of the Securities Act.

Item 6.    Management's Discussion and Analysis or Plan of Operation
------


Plan of Operation

The Company provides online information and transactional services through wireless PCS devices, PCs, PDAs, the Internet, interactive voice response systems, alpha-numeric paging devices and screen-based telephones to clients of potential Strategic Marketing Partners. Effective June 1996, the Company exited from the development stage with the completion of its core application software and communications architecture and has commenced the implementation of its marketing strategies.

The Company's plan of operation includes programs for marketing and developing strategic marketing relationships with key partners that provide access to large numbers of potential subscribers for its monthly services. The Company's strategy of forming alliances with Strategic Marketing Partners that have established relationships with its potential customers enables the Company to maximize its market reach at minimal operating costs. The flexibility of the Company's application software and communications architecture enables the customization of each information package offered to each Strategic Marketing Partner, and in turn to their end users. The use of this model has resulted in the distribution of SmartServ information products by Data Transmission Network Corporation as "DTNIQ", "TradeNet" and "BrokerNet", Sprint/United Management Corp. as "Sprint Information Services", CIDCO Inc. as "CIDCO Information Services" and ALLTEL Communications Company as "ALLTEL Information Services".

As an early entrant in the dynamic market of distribution of financial information and trading services via wireless devices, the Company is developing strategic marketing relationships with wireless equipment manufactures, carriers and potential corporate partners. Management believes the wireless area has tremendous potential for distribution of the Company's information products and as source of revenues from "fee based" transactions such as stock trading.

The Company has partnered with and continues to seek relationships with regional telephone operating companies, such as ALLTEL, long distance carriers, such as Sprint, telephone equipment manufacturers, such as Nortel, and others who distribute screen telephone equipment, market local screen telephone services or otherwise benefit from the increased acceptance of these devices in the marketplace. To these partners, the Company's services are perceived as a means of increasing interest in and sales of screen telephones and CLASS services, and there is thus a strong incentive to promote the Company's services.

The Company is also working with businesses that desire to provide new services, such as those provided by the Company, to an existing base of clients. By providing this branding flexibility, the Company has been able to expand the number of businesses interested in forming relationships with it, and has the ability to market its services under far more recognizable brand names than its own.

Management believes that most of the Company's revenues will ultimately be derived from end users who purchase the Company's services through Strategic Marketing Partners with mass distribution capabilities. The Company anticipates that Strategic Marketing Partners will brand the Company's "bundled" information services with their own private label, promote the packaged offering and then distribute the Company's information package on wireless PCS devices, PCs, PDAs, the Internet, interactive voice response systems, alpha-numeric pagers and screen-based phones to their clients. The Company has the ability to customize the information package to be offered to each Strategic Marketing Partner, and in turn to their end users. With the licensing of three of the Company's Internet products by DTN, the Company has discontinued efforts to develop a direct subscriber base.

Management anticipates that staffing requirements associated with the implementation of its plan of operation will result in the addition of a minimum of 3 to 6 personnel during the period ending June 30, 1999. Such personnel will be added to assist with the programming requirements of Strategic Marketing Partners' product offerings and for customer support. Additionally, management anticipates that 2 to 3 people will join the Company in sales and marketing positions during the period ending June 30, 1999.


Results of Operations

Fiscal Year Ended June 30, 1998 versus Fiscal Year Ended June 30, 1997

During the year ended June 30, 1998, the Company recorded revenues of $873,476 from the sale of its information services vs. $688,610 during the year ended June 30, 1997. Included in revenues for the year ended June 30, 1998 is $210,000 resulting from the Company's licensing agreement with DTN. During the year ended June 30, 1997, the Company earned revenues from the enhancement, implementation, and marketing of services to Schroder & Co. Inc. of $342,200.

During the year ended June 30, 1998, the Company incurred costs of services of $1,216,761. Such costs consisted primarily of information and communication costs ($551,700), personnel costs ($310,600) and computer hardware leases and maintenance ($339,300). During the year ended June 30, 1997, with the Company's departure from the development stage, it incurred costs of revenues of $1,133,884. Such costs consisted primarily of information and communication costs ($390,000), personnel costs ($417,500), computer hardware leases and maintenance ($201,800) and screenphone purchases ($95,300). Product development costs were $923,082 vs. $1,150,224 for the year ended June 30, 1997. During the year ended June 30, 1998, such costs consisted primarily of personnel costs ($541,400) and computer system consultants ($335,000). During the year ended June 30, 1997 such costs consisted primarily of personnel costs ($686,100) and computer system consultants ($454,000). Included in personnel costs in 1997 is a non-cash charge of approximately $73,000 for the change in market value of employee stock options.

During the year ended June 30, 1998, the Company incurred selling, general and administrative expenses of $3,221,940 vs. $2,861,845 for the year ended June 30, 1997. During the year ended June 30, 1988, such costs were incurred primarily for personnel costs ($898,300), facilities ($209,800), marketing costs ($143,300), advertising costs ($97,100), professional fees ($1,051,400), telecommunications costs ($73,100), and settlement of litigation ($450,750). During the year ended June 30, 1998, selling, general and administrative costs increased $360,095 from the prior year as a result of increases in professional fees ($593,000), facilities ($49,500), and settlement of litigation ($450,750). Such increases were offset by decreases in marketing expenses ($158,400), advertising expenses ($442,500), and personnel costs ($38,200). Professional fees includes a non-cash charge of $527,576, representing amortization of deferred compensation in connection with the issuance of 592,592 common stock purchase warrants to a financial consultant.

Interest income for the year ended June 30, 1998 amounted to $40,788 vs. $74,507 for the year ended June 30, 1997. Such amounts were earned primarily from the Company's investments in highly liquid commercial paper. Interest and financing costs for the year ended June 30, 1998 were $592,490. These costs were incurred in connection with the origination of the Company's May 1997 line of credit. Of such amount, $463,600 represents the non-cash charges associated with the revaluation of certain common stock purchase warrants granted to Zanett. Interest and financing costs for the year ended June 30, 1997 were $54,646. Such amounts were incurred in connection with the Company's May 1997 line of credit.

Loss per share was $7.65 per share for year ended June 30, 1998 vs. $7.20 per share for the year ended June 30, 1997. While the net loss increased $605,527 the Company issued 220,395 shares of Common Stock in 1998 upon the exercise of Prepaid Warrants, thereby reducing the per share loss.

Fiscal Year Ended June 30, 1997 versus Fiscal Year Ended June 30, 1996

During the year ended June 30, 1997, the Company commenced the implementation of its marketing plan and recorded revenues of $346,361 from the sale of its information services and related screen-based telephones. Additionally, the Company recorded revenues of $342,249 related to enhancement, implementation, and marketing of services associated with its arrangement with Schroder & Co., Inc. As the Company was previously a development stage enterprise, no such revenues existed during the fiscal year ended June 30, 1996.

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

During the year ended June 30, 1997, the Company incurred selling, general and administrative expenses of $2,861,845 vs. $1,220,340 for the year ended June 30, 1996. Such costs were incurred primarily for personnel costs ($936,500), facilities ($160,300), marketing costs ($301,700), advertising costs ($540,000), professional fees ($458,600), and telecommunications costs ($85,900). Included in personnel costs is a non-cash charge of approximately $115,000 related to the change in value of employee stock options. Selling, general and administrative costs increased $1,641,505 over the prior year as a result of the Company's efforts to build an infrastructure capable of supporting its operations and the marketing and advertising of its information product offering. Such cost increases were primarily for advertising ($382,000), marketing and customer support personnel ($231,000), marketing consultants ($125,000), professional fees ($235,000), investor and public relations consulting ($102,300), financial consulting fees ($115,000), and for additional managerial personnel and salaries ($125,000). The necessary funds to support these efforts were provided by the Company's Initial Public Offering ("IPO") in March 1996 and revenues from information sales and services.

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


Capital Resources and Liquidity

Since inception of the Company on August 20, 1993 through March 21, 1996, the date of the IPO, the Company had funded its operations through a combination of private debt and equity financings totaling $3,610,000 and $12,877,500 respectively.

The IPO of 282,500 common shares and 287,500 common stock purchase warrants on March 21, 1996 provided the Company with gross proceeds of $8,647,500. Direct costs associated with the IPO were approximately $1,589,000. In conjunction with the IPO, the Company converted one-half of certain convertible subordinated debt and accrued interest thereon into 71,289 shares of Common Stock at a conversion rate of $9.90 per share. The remainder of the debt and accrued interest thereon, totaling $705,763, was repaid from the proceeds of the IPO. Additionally, the Company retired senior notes amounting to $462,502, as well as the short-term notes amounting to $1,200,000.

In May 1997,  the Company  arranged a line of credit  facility  with a financial institution. Such line of credit was originated for a maximum borrowing amount of $550,000. In July and September 1997, the facility was amended to allow for additional borrowings of up to $222,222. In conjunction with the origination of the line of credit facility, the Company issued 41,666 common stock purchase warrants to the financial institution. Similarly, the Company issued 8,416 warrants for each of the July and September amendments. As a result of the Company's default on the note in August, the Company was required to issue 50,083 "default" warrants to such institution. These 108,581 warrants are exercisable at prices ranging from $4.50 to $8.25 and expire in September 2002. In accordance with Financial Accounting Standard No. 123 "Accounting for Stock Based Compensation" the Company has recorded a charge to earnings of $463,567, representing the value ascribed to such warrants using the Black-Scholes option pricing methodology.

In May 1997, the Company entered into a 3 year noncancelable capital lease for certain computer equipment used to provide information services. The cost of this equipment ($246,211) is being financed through the manufacturer's finance division.

On September 30, 1997, Zanett, acting as placement agent for the Company, completed a private placement ("Placement") of $4 million of the Company's prepaid common stock purchase warrants ("Prepaid Warrants"). The Prepaid Warrants expire on September 30, 2000. As part of the Placement, ZLL converted a note payable of $772,222, issued pursuant to a Line of Credit Agreement dated May 29, 1997, as amended, and accrued interest thereon of $63,837 into Prepaid Warrants. The net proceeds of the Placement of $2,643,941 were used for general working capital requirements.

In September 1997, the Company entered into a three year agreement with Sprint/United Management Corp. with respect to the expansion of its services provided pursuant to a March 1997 agreement. Such agreement provided for the potential deployment of the Company's services on a nationwide basis. In April 1998, the Company entered into an agreement with DTN, whereby the Company licensed to DTN the rights to market three of the Company's Internet products. The Company received $850,000 upon execution of the contract and will receive minimum monthly payments of $100,000 through April 1999. Thereafter, cash flow from license fees will be determined as a percentage of revenues earned by DTN through sales to its customers. Additionally, DTN has agreed to absorb the costs associated with the expansion of the computer and communications hardware necessary to support the expansion of the user base. Although the Company believes that both Sprint and DTN have the experience and the financial ability to distribute the Company's services to thousands of potential customers, there can be no assurance that the products and services will be accepted by the ultimate consumer on a wide spread basis.

On August 11, 1998, the Company entered into a letter of intent, as amended on November 24, 1998, with Spencer Trask Securities, Inc. ("Spencer Trask") (the "Letter of Intent") which provided for the retention of Spencer Trask to act as exclusive placement agent in connection with a private placement by the Company of a minimum of $5,000,000 and a maximum of $10,000,000 of securities of the Company (the "Further Placement"). The Further Placement is conditioned upon the occurrence of the Reverse Stock Split which was effective on October 26, 1998. The Letter of Intent provides that the Company will offer a minimum of 50 units and a maximum of 100 units at a gross purchase price of $100,000, each unit consisting of shares of convertible preferred stock (the "Preferred Shares"). The number of Preferred Shares will be determined by dividing the unit price of $100,000 by the conversion price (the "Placement Conversion Price"), which is anticipated to be equal to 75% of the average closing bid price for the Company's Common Stock for the 15 days following the effective date of the Reverse Stock Split, which was $1.019 per share. The Preferred Shares will be convertible by the holder into shares of Common Stock on a one-to-one basis at any time prior to the expiration of a 30-day period commencing upon the giving of notice of redemption by the Company. After two years, the Preferred Shares will be redeemable at the Company's option at 110% of the purchase price for Preferred Shares in the event that the average closing price of the Common Stock for the 20 trading days preceding the notice of redemption exceeds 150% of the Placement Conversion Price. The Preferred Shares will receive an 8% annual dividend payable semi-annually, in-kind or in cash at the Company's option. No assurance can be given that the Further Placement will be consummated. In connection with the Further Placement, Spencer Trask will receive, in addition to customary fees and expenses, five (5) year warrants (the "Placement Warrants") to purchase Common Stock at 120% of the offering price per share in an amount equal to 10% of the Preferred Shares contained in the units sold in the Further Placement. The Placement Warrants will contain certain demand and piggyback registration rights with respect to the shares of Common Stock into which the Placement Warrants are convertible.

On November 24, 1998, the Company completed an interim financing of $500,000 of securities of the Company. The Company offered five (5) units, each consisting of a of a secured convertible note in the principal amount of $100,000 and warrants to purchase Common Stock of the Company. The notes and the warrants are convertible and exercisable, respectively, at $.60 per share of Common Stock. The Convertible Notes, which are secured by all of the Company's assets, will mature on the earlier to occur of (i) the closing of the Further Placement or
(ii) November 15, 1999. The Convertible Notes may be prepaid without premium or penalty. Upon the closing of the Further Placement, the holders of the Convertible Notes will have the right to require the Company to redeem for cash fifty percent (50%) of the Convertible Notes they own. The remaining Convertible Notes will be converted into units in the Further Placement. The Convertible Notes will bear interest at eight percent (8%) per annum, payable semi-annually, in kind or in cash at the Company's option. The Company has agreed to register the shares of Common Stock issuable upon exercise of the warrants and conversion of the notes. In addition to customary fees and expenses, the Placement Agent has received for nominal consideration, warrants to purchase ten percent (10%) of the shares of Common Stock of the Company issuable on conversion of the notes and exercise of the warrants at one hundred twenty percent (120%) of the conversion price of the notes.

Additionally, the Company entered into agreements with certain warrant holders pursuant to which, among other things, the Company (i) agreed to acquire on the date the Further Placement commences warrants to purchase 801,175 shares of Common Stock from such holders in exchange for the issuance by the Company of an aggregate of 342,842 shares of Common Stock (the "Warrant Redemption"), which shares may not be sold (except privately) for a period of eighteen (18) months following the final closing of the Further Placement or September 1, 2000, whichever is earlier, and (ii) has issued 50,000 shares of Common Stock to the holders of $1,669,000 of Prepaid Warrants in consideration of such holders agreeing to similar restrictions on the exercise of the Prepaid Warrants and the resale of the shares of Common Stock issuable upon such exercise.

The Company's financial statements for the year ended June 30, 1998 have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred net losses of $5,040,009, $4,434,482, and $2,966,287 for the years ended June 30, 1998, 1997, and 1996 respectively, and as of June 30, 1998 had an accumulated deficit of $14,821,879. In addition, the Company has a working capital deficiency of $1,850,287 and a deficiency of net assets of $1,246,861. Lastly, the Company is a defendant in several legal proceedings which could have a material adverse effect on the Company's financial position, cash flow, and results of operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

The Company's management believes that upon the successful implementation of its marketing plan, sufficient revenues will be generated to meet operating requirements. Management also believes that the successful execution of its proposed plan of operations will generate sufficient cash flow from operations to enable the Company to offer its services on an economically sound basis and thereby eliminate, within a reasonable time period, the concerns expressed in the "going concern" paragraph appearing in the Report of Independent Auditors on page 20 herein. No assurance can be given that such goals will be obtained or that any expected revenues or cash flows will be achieved. Additionally, no assurance can be given that the Company will consummate the Further Placement. In the event the Further Placement is not consummated, by February 28, 1999, Management will be required to seek alternative financing vehicles, consider a sale or merger of the Company or terminate its operations.

Year 2000 Compliance

The Company's information services are distributed via a combination of third party computer hardware and software applications as well as Company designed application software and communication networks. The Company has formed a task force to assure that its products and services are Year 2000 compliant. As part of the process to ascertain Year 2000 compliance, the Company has queried its software vendors and third party information providers and is presently updating third party software and/or waiting for letters of compliance. The Company has also queried hardware vendors as to Year 2000 compliance issues associated with embedded software. In addition, the Company is in the process of reviewing its proprietary application software for proper compliance.

It is anticipated that the Year 2000 Compliance issue will be substantially completed by June 1999, at an estimated cost of not to exceed $120,000. The Company anticipates that extensive testing will continue through 1999.

The Company is working diligently to assure that all systems are Year 2000 compliant because failure to do so could have a material adverse effect on the Company's ability to offer its financial services software and thus generate revenue.


Certain Factors That May Affect Future Results

From time to time, information provided by the Company, statements made by its employees or information included in its filings with the Securities and Exchange Commission (including this Form 10-KSB) may contain statements which are not historical facts, so-called "forward-looking statements". These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual future results may differ significantly from those stated in any forward-looking statements. Forward-looking statements involve a number of risks and uncertainties, including, but not limited to, product demand, pricing, market acceptance, litigation, intellectual property rights, risks in product and technology development, product competition, limited number of customers, key personnel, and other risk factors detailed in this Annual Report on Form 10-KSB and in the Company's other Securities and Exchange Commission filings.

Item 7.    Financial Statements
------

                                                                            Page
                                                                            ----

Report of Independent Auditors                                               20

Balance Sheets as of June 30, 1998 and 1997                                  21

Statements of Operations for the years
     ended June 30, 1998, 1997 and 1996                                      23

Statement of Stockholders' Equity (Deficiency)
     for the years ended June 30, 1998, 1997 and 1996                        24

Statements of Cash Flow for the years
     Ended June 30, 1998, 1997 and 1996                                      26

Notes to Financial Statements                                                27

                         Report of Independent Auditors




Stockholders and Board of Directors
SmartServ Online, Inc.

We have audited the accompanying balance sheets of SmartServ Online, Inc. as of June 30, 1998 and 1997, and the related statements of operations, stockholders' equity (deficiency), and cash flows for each of the three years in the period ended June 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SmartServ Online, Inc. at June 30, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 1998, in conformity with generally accepted accounting principles.

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




/s/ Ernst & Young LLP

Stamford, Connecticut
December 9, 1998

                             SmartServ Online, Inc.

                                 Balance Sheets



                                                                             June 30
                                                             -----------------------------------------
                                                                     1998                 1997
                                                             --------------------- -------------------

Assets
Current assets
   Cash                                                      $         354,225     $          93,345
   Accounts receivable, net of an allowance
       for losses of $0 in 1998 and $6,000 in 1997                     111,051               149,782
   Prepaid expenses                                                    130,603                90,725
                                                             --------------------- -------------------
Total current assets                                                   595,879               333,852
                                                             --------------------- -------------------

Property and equipment, net                                            610,537               743,714

Other assets
   Deferred charges                                                         --                87,905
   Security deposit                                                     70,437                81,218
                                                             --------------------- -------------------
                                                                        70,437               169,123
                                                             --------------------- -------------------

Total Assets                                                   $     1,276,853     $       1,246,689
                                                             ===================== ===================


                             SmartServ Online, Inc.

                                 Balance Sheets



                                                                                  June 30
                                                                  -----------------------------------------
                                                                         1998                 1997
                                                                  -------------------- --------------------

Liabilities and Stockholders' Deficiency
Current liabilities
   Accounts payable                                                 $       800,545    $         829,355
   Accrued liabilities                                                      736,137              211,813
   Accrued interest                                                              --               16,323
   Payroll taxes payable                                                      4,294               20,383
   Salaries payable                                                          53,014               46,018
   Current portion of capital lease obligation                               76,127               86,072
   Deferred revenues                                                        776,049               24,914
                                                                  -------------------- --------------------
Total current liabilities                                                 2,446,166            1,234,878
                                                                  -------------------- --------------------

Long-term portion of capital lease obligation                                77,548              160,139
Notes payable                                                                    --              550,000

Commitments and Contingencies - Note 9

Stockholders' Deficiency
Preferred  stock - $0.01 par value
   Authorized  -  1,000,000  shares
   Issued and outstanding - None
Common Stock - $0.01 par value
   Authorized - 40,000,000 shares
   Issued and outstanding - 836,227 at June 30, 1998
      and 615,832 shares at June 30, 1997                                     8,362                6,158
Additional paid-in capital                                               18,184,580            9,077,384
Unearned compensation                                                    (4,617,924)                  --
Accumulated deficit                                                     (14,821,879)          (9,781,870)
                                                                  -------------------- --------------------
Total stockholders' deficiency                                           (1,246,861)            (698,328)
                                                                  -------------------- --------------------

Total Liabilities and Stockholders' Deficiency                      $     1,276,853    $       1,246,689
                                                                  ==================== ====================

See accompanying notes.

                             SmartServ Online, Inc.

                            Statements of Operations





                                                                                Year Ended June 30
                                                            -----------------------------------------------------------
                                                                   1998                1997                1996
                                                            -----------------------------------------------------------

Revenues                                                      $      873,476       $    688,610        $           --
                                                            -----------------------------------------------------------

Costs and expenses
   Cost of services                                               (1,216,761)        (1,133,884)                   --
   Product development expenses                                     (923,082)        (1,150,224)           (1,037,941)
   Selling, general and administrative
         expenses                                                 (3,221,940)        (2,861,845)           (1,220,340)
                                                            -----------------------------------------------------------

Total costs and expenses                                          (5,361,783)        (5,145,953)           (2,258,281)
                                                            -----------------------------------------------------------

Loss from operations                                              (4,488,307)        (4,457,343)           (2,258,281)
                                                            -----------------------------------------------------------

Other income (expense):
   Interest income                                                    40,788             74,507                51,527
   Interest expense                                                  (57,485)           (20,194)             (242,000)
   Debt origination costs                                           (535,005)           (31,452)             (517,533)
                                                            -----------------------------------------------------------

                                                                    (551,702)            22,861              (708,006)
                                                            -----------------------------------------------------------

Net loss                                                      $   (5,040,009)      $ (4,434,482)       $   (2,966,287)
                                                            ===========================================================

Basic and diluted earnings per share                          $        (7.65)      $      (7.20)       $        (7.56)
                                                            ===========================================================

Weighted average shares outstanding                                  659,034            615,833               392,500
                                                            ===========================================================

See accompanying notes.

                             SmartServ Online, Inc.

                 Statement of Stockholders' Equity (Deficiency)




                                                           Common Stock           Additional
                                                   -----------------------------    Paid-in          Unearned     Accumulated
                                                      Shares        Par Value       Capital       Compensation        Deficit
                                                   --------------------------------------------------------------------------------

Balances at June 30, 1995                               295,833     $   2,958    $   333,997      $         --      $ (2,381,101)
Issuance of common stock and warrants to
   investors at $24.00                                    9,583            96        229,904
Issuance of warrants in conjunction with the
   $1,200,000 of bridge notes                                                         30,000
Cancellation of 65,589 shares previously issued
   to officers                                          (65,589)         (655)           655
Issuance of common stock at $30.00 per share and
   287,500 warrants at $0.60 per warrant, net of
   direct costs of the offering of $1,588,852           282,500         2,825      7,055,823
Issuance of common stock for redemption of the
   $612,500, 12% convertible subordinated notes
   and accrued interest thereon                          71,289           713        705,050
Issuance of common stock to a financing
   intermediary for arrangement of a standby
   revolving credit proposal                             19,425           194        232,906
Issuance of common stock to an investor in
   accordance with the terms of the $312,500, 12%
   notes                                                  2,791            27         33,473
Other issuances of warrants                                                            1,510
Issuance of employee stock options                                                   165,773
Net loss                                                                                                              (2,966,287)
                                                   --------------------------------------------------------------------------------

Balances at June 30, 1996                               615,832         6,158      8,789,091                --        (5,347,388)

Change in market value of employee options                                           188,293

Issuance of warrants in connection with
   investment advisory services                                                       75,000

Issuance of warrants in connection with
   short-term line of credit                                                          25,000

Net loss                                                                                                              (4,434,482)
                                                   --------------------------------------------------------------------------------

Balances at June 30, 1997                               615,832   $     6,158   $ 9,077,384       $         --    $   (9,781,870)
                                                   --------------------------------------------------------------------------------


                                   (Continued)
See accompanying notes.

                             SmartServ Online, Inc.

                 Statement of Stockholders' Equity (Deficiency)

                                   (Continued)



                                                            Common Stock            Additional
                                                   -------------------------------   Paid-in         Unearned      Accumulated
                                                       Shares        Par Value       Capital       Compensation      Deficit
                                                   -------------------------------------------------------------------------------

Balances at June 30, 1997                               615,832    $6,158         $ 9,077,384     $        --    $ (9,781,870)

Issuance of 4,000 Prepaid Common Stock Purchase
   Warrants, net of direct costs of
  $545,000                                                   --        --           3,455,000              --              --

Conversion of 1,429 Prepaid Common Stock Purchase
  Warrants into Common Stock                            220,395     2,204              (2,204)             --              --

Issuance  of  Common  Stock  Purchase  Warrants
   to a  financial  consultant  in   connection
   with the issuance of 4,000 Prepaid Common Stock
   Purchase Warrants                                        --         --           5,145,500      (5,145,500)             --

Issuance of Common Stock Purchase Warrants in
   connection with the issuance of notes                    --         --             388,900              --              --

Issuance of Common Stock Purchase Warrants in
  connection with investment advisory contracts
                                                            --         --             120,000              --              --

Amortization of unearned compensation over the
  term of the agreement                                     --         --                  --        527,576               --

Net loss for the year                                       --         --                  --             --       (5,040,009)
                                                   ------------------------------------------------------------------------------

Balances at June 30, 1998                              836,227     $8,362         $18,184,580    $(4,617,924)    $(14,821,879)
                                                   ==============================================================================



See accompanying notes.

                             SmartServ Online, Inc.

                            Statements of Cash Flows


                                                                                 Year Ended June 30
                                                                -----------------------------------------------------
                                                                       1998              1997             1996
                                                                -----------------------------------------------------

Operating Activities
Net loss                                                           $ (5,040,009)      $ (4,434,482)    $ (2,966,287)
Adjustments to reconcile net loss to net cash used in
operating activities:
       Depreciation and amortization                                    193,601            149,182           41,285
       Provision for losses on and write-off of receivables              (1,300)            29,248               --
       Noncash charges for interest expense                              52,837                 --           94,274
       Noncash debt origination costs                                   475,527             30,449          477,089
       Compensation expense                                                  --            188,293          165,773
       Consulting services                                              660,576             75,000          (10,002)
       Amortization of unearned revenues                               (251,058)                --               --
       Settlement of litigation                                         145,750                 --               --
       Other changes that provided (used) cash
          Accounts receivable                                            40,031           (121,040)         (57,990)
          Inventories                                                        --                 --           10,440
          Prepaid expenses                                              (25,878)           (22,415)         (23,641)
          Accounts payable and accrued liabilities                      349,764            558,317          178,136
          Accrued interest                                               (5,323)            16,323         (106,595)
          Payroll taxes payable                                         (16,089)             5,482          (73,282)
          Salaries payable                                                6,996              1,364           16,462
          Unearned revenue                                            1,002,193             24,914               --
          Security deposit reduction                                     10,781                 --               --
                                                                -----------------------------------------------------
Net cash used in operating activities                                (2,401,601)        (3,499,365)      (2,254,338)
                                                                -----------------------------------------------------

Investing Activities
Purchase of equipment                                                   (60,424)          (351,786)        (190,973)
                                                                -----------------------------------------------------
Net cash used in investing activities                                   (60,424)          (351,786)        (190,973)
                                                                -----------------------------------------------------

Financing Activities
Proceeds from the issuance of common stock                                   --                 --        8,705,000
Proceeds from the issuance of warrants                                2,643,941                 --          202,510
Repayment of debt                                                            --                 --         (612,500)
Repayment of notes                                                           --                 --         (452,500)
Proceeds from the issuance of short-term notes                          196,500            493,646          999,000
Repayment of short-term notes                                                --                 --       (1,200,000)
Repayment of capital lease obligation                                   (92,536)                --               --
Due from officers, net                                                       --                 --          (38,497)
Deferred charges                                                             --            (10,000)        (108,000)
Costs of issuing common stock and warrants                              (25,000)                --       (1,588,852)
                                                                -----------------------------------------------------
Net cash provided by financing activities                             2,722,905            483,646        5,906,161
                                                                -----------------------------------------------------

Increase (decrease) in cash and cash equivalents                        260,880         (3,367,505)       3,460,850
Cash at beginning of year                                                93,345          3,460,850               --
                                                                =====================================================
Cash at end of year                                                   $ 354,225           $ 93,345      $ 3,460,850
                                                                =====================================================

See accompanying notes.

                             SmartServ Online, Inc.

                          Notes to Financial Statements



1.   Nature of Business and Liquidity

SmartServ Online, Inc. (the "Company") commenced operations on August 20, 1993. The Company makes available online information and transactional services to subscribers through proprietary application software and communication architecture to wireless PCS devices, PCs, PDAs, the Internet, interactive voice response systems, alpha-numeric pagers and screen-based phones. The Company also offers a range of services designed to meet the varied needs of clients of potential Strategic Marketing Partners, such as investment newsletters, real-time stock quotes, business and financial news, sports information, research and analysis reports, trading activity reports by insiders of corporations, online FedEx package tracking, private-labeled electronic mail, national weather reports and other business and entertainment information. The Company's software architecture and capabilities format information for a particular device and present the information in a user-friendly manner.

On March 21, 1996, the Company completed an Initial Public Offering of 282,500 shares of $.01 par value common stock at $30.00 per share and 287,500 common stock purchase warrants at $.60 per warrant. The Company received $7,058,648 from the Offering, net of the costs of issuing these securities of $1,588,852.

The Company's financial statements for the year ended June 30, 1998 have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred net losses of $5,040,009, $4,434,482, and $2,966,287 for the years ended June 30, 1998, 1997, and 1996 respectively, and as of June 30, 1998 had an accumulated deficit of $14,821,879. In addition, the Company has a working capital deficiency of $1,850,287 and a deficiency of net assets of $1,246,861. Lastly, the Company is a defendant in several legal proceedings (See Note 9) which could have a material adverse effect on the Company's financial position, cash flow, and results of operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

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

On September 30, 1997, the Company completed a private placement ("Placement") of $4 million of Prepaid Common Stock Purchase Warrants ("Prepaid Warrants") as more fully disclosed in Note 5. An integral part of this Placement was the conversion of notes payable and accrued interest thereon, aggregating $836,059, into Prepaid Warrants. The net proceeds of $2,643,941 have provided the Company with working capital to continue its marketing efforts.

Effective May 1, 1998, the Company entered into an agreement with Data Transmission Network Corporation ("DTN") whereby DTN purchased the exclusive right to market three of the Company's Internet products: SmartServ Pro, a real time stock quote product; TradeNet, an online trading vehicle for the customers of small and medium sized brokerage companies, and BrokerNet, an administrative reporting package for brokers of small and medium sized brokerage companies. The consummation of this agreement has removed the Company from the retail market and allows the Company to focus on business-to-business marketing. The Company received $850,000 upon execution of the Contract and has an obligation to provide services to the customers of DTN through April 2001. The Company will also receive minimum monthly payments of $100,000 through April 1999. The unearned portion of such payment has been reported in the balance sheet at June 30, 1998 as deferred revenues. Additionally, the terms of the agreement provide for the Company to receive a per user licensing fee, as well as for DTN to fund the additional hardware and communications costs necessary to support the growth of the user base.

The Company continues to market its services to regional telephone operating companies, long distance carriers and telephone equipment manufacturers which have an incentive to increase the number of screen phones in service. The
Company believes its information platform to be a value-added service in connection with the sale of screen phones to the consumer market. In September 1997, the Company signed a 3 year contract with Sprint/United Management Company ("Sprint") for the delivery of the Company's information services into markets beyond the initial trial city - Las Vegas. The Company anticipates that this will result in the deployment of the Company's information services in Florida and other designated markets as part of a national campaign.

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

Notwithstanding the execution of the Sprint and DTN agreements and the continual discussions with potential Strategic Marketing Partners about future relationships, the Company's ability to generate fee revenue and working capital may not be sufficient to meet management's objectives as presently structured. Management recognizes that the Company must generate additional revenues or consider additional modifications to its sales and marketing program or institute cost reductions to allow it to continue to operate with available cash resources. There is no assurance that the Company will generate future revenues or cash flow from operations or that the Company's products and services will continue to be accepted in the marketplace by the ultimate consumers.


2.   Summary of Significant Accounting Policies

Basis of Presentation

The financial statements are prepared in conformity with generally accepted accounting principles. Effective June 1996, the Company exited the development stage.

The Company's stockholders approved a one-for-six reverse stock split at a Special Meeting on October 15, 1998. Such reverse stock split became effective on October 26, 1998. All applicable financial statement amounts and related disclosures have been restated to give effect to this transaction.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition

Revenues are recognized as services are provided. Deferred revenues, resulting from customer prepayments, are recognized as services are provided throughout the term of the contract.

Basic and Diluted Earnings Per Share

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("Statement 128"). Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements. The weighted average shares outstanding are determined as the mean average of the shares outstanding and assumed to be outstanding during the period.

Fair Value of Financial Instruments

The carrying amounts of the Company's financial instruments approximate fair value.

Supplemental Cash Flow Data

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Interest expense paid during the years ended June 30, 1998, 1997, and 1996 was $32,536, $9,194, and $327,600, respectively.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of accounts receivable. There is no single geographic concentration of sales or related accounts receivable in the United States. At June 30, 1998, accounts receivable consist principally of amounts due from a stock brokerage firm ($37,500), and a telecommunications company ($64,800). The Company performs periodic credit evaluations of its customers and provides for credit losses in the financial statements.

Property and Equipment

Property and equipment are stated at cost. Equipment purchased under a capital lease has been recorded at the present value of the future minimum lease payments at the date of acquisition. Depreciation is computed using the straight-line method over estimated useful lives of three to ten years.

Advertising Costs

Advertising costs are expensed as incurred and were approximately $97,100 in 1998 and $540,000 in 1997. No such costs were incurred in 1996.

Stock Based Compensation

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

Recent Accounting Pronouncements

  In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Comprehensive Income" ("Statement No. 130") which requires companies to report a new, additional measure of income on the income statement in a full set of general-purpose financial statements. Comprehensive Income will include foreign currency translation gains and losses and unrealized gains and losses on equity securities that have been previously excluded from income and reflected instead in equity. The Company does not anticipate any differences between net income and comprehensive income upon the adoption of Statement No. 130 in the first quarter of fiscal 1999.

In December 1998, The Accounting Standards Executive Committee issued Statement of Position 98-9, " Modification of SOP 97-2, "Software Revenue Recognition" with respect to certain types of transactions. Such amendment is not expected to have a matieral impact on the Company's financial position or results from operations.

In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, as amended by SOP 98-4, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). The Company is reviewing the requirements of the SOP and has not determined the impact, if any, that SOP 98-1 will have on the Company. If applicable, SOP 98-1 is required to be adopted by the Company no later than July 1, 1999.

3.   Property and Equipment

Property and equipment consist of the following:

                                                                             June 30
                                                             ------------------------------------------
                                                                    1998                    1997
                                                             -------------------      -----------------
   Data processing equipment                                 $        616,587         $       564,098
   Data processing equipment purchased under a capital lease          246,211                 246,211
   Office furniture and equipment                                      70,597                  69,196
   Display equipment                                                    9,635                   9,635
   Leasehold improvements                                              36,678                  36,357
                                                             -------------------      -----------------

                                                                      979,708                 925,497

   Accumulated depreciation, including $57,449 and
       $8,207 for equipment purchased under a capital lease          (369,171)               (181,783)
                                                             ===================      =================
                                                             $        610,537         $       743,714
                                                             ===================      =================

During the year ended June 30, 1997, the Company leased computer equipment with a capitalized cost of $246,211. The recording of such costs and the related capitalized lease obligation are non-cash transactions for the purposes of the Statement of Cash Flows.


4.   Notes Payable

On May 29, 1997, the Company entered into a line of credit facility with a financial institution for a maximum borrowing thereunder of $550,000. Borrowings under this facility were to be repaid on August 27, 1997 along with interest at the rate of 24% per annum. On July 21, 1997 and September 16, 1997, the facility was amended to provide for additional borrowings of up to $222,222. On September 30, 1997, notes payable of $772,222 and accrued interest thereon of $63,837 were converted into the Company's Prepaid Warrants as more fully described in Note 5.

In conjunction with the origination of the line of credit facility, the Company issued 41,666 common stock purchase warrants to the financial institution. Similarly, the Company issued 8,416 warrants for each of the July and September amendments. As a result of the Company's default on the note in August, the Company was required to issue 50,083 "default" warrants to such institution. At June 30, 1998, these 108,581 warrants were exercisable at prices ranging from $4.50 to $8.25. These warrants expire in September 2002. Pursuant to Statement of Financial Accounting Standard No. 123, "Accounting for Stock Based
Compensation", the Company valued these warrants in accordance with the Black-Scholes pricing methodology at the time of issuance and recorded such valuation in the statement of operations as financing costs. Certain of the warrants contain variable exercise provisions predicated on the price of the Company's Common Stock upon the occurrence of certain future events or at the time of exercise. These warrants have been revalued at June 30, 1998 in accordance with the Black-Scholes pricing methodology giving consideration to facts and circumstances as they existed at that date. The Company has recorded financing costs associated with these warrants of $463,567 for the year ended June 30, 1998.

On November 24, 1998, the Company completed an interim financing of $500,000 securities of the Company. The Company offered five (5) units, each consisting of a secured convertible note in the principal amount of $100,000 and warrants to purchase Common Stock of the Company. The notes and the warrants will each be convertible and exercisable, respectively, at $.60 per share of Common Stock. The convertible notes are secured by all of the Company's assets and will mature on the earlier to occur of (i) the closing of the Further Placement (as described in Note 12 below) or (ii) November 15, 1999. The convertible notes may be prepaid without premium or penalty. Upon the closing of the Further Placement, the holders of the notes will have the right to require the Company to redeem for cash fifty percent (50%) of the notes they own. The remaining notes will be converted into units in the Further Placement. The notes will bear interest at eight percent (8%) per annum, payable semi-annually, in kind or in cash at the Company's option. The Company has agreed to register the shares of Common Stock issuable upon exercise of the warrants and conversion of the notes. In addition to customary fees and expenses, the placement agent has received for nominal consideration, warrants to purchase ten percent (10%) of the shares of Common Stock of the Company issued on conversion of the notes and exercise of the warrants at one hundred twenty percent (120%) of the conversion price of the notes.


5.   Equity Transactions


On July 14, 1995, the Company sold 4,166 shares of Common Stock for an aggregate purchase price of $100,000 to John E. Herzog and, for nominal consideration, issued a warrant to purchase an additional 4,166 shares of Common Stock at an exercise price of $24.00 per share to Mr. Herzog. No sales commissions were paid in connection with such offering. The securities were issued in reliance on the exemption from registration provided by Section 4 (2) of the Securities Act.

On August 24, 1995, the Company sold 2,083 shares of Common Stock for an aggregate purchase price of $50,000 to each of Emanuel E. Geduld and Andrew DaPonte and, for nominal consideration, issued a warrant to purchase an additional 2,083 shares of Common Stock at an exercise price of $24.00 per share to Mr. Geduld and warrants to purchase 3,750 shares of Common Stock at an exercise price of $24.00 per share to Mr. DaPonte. On August 24, 1995, the Company also sold an aggregate of 1,250 shares of Common Stock to Anchung Sammy Chung and Fong-Chi Alison Tsao for an aggregate purchase price of $30,000 and, for nominal consideration, issued to them a warrant to purchase an additional 1,250 shares of Common Stock at an exercise price of $24.00 per share. No sales commissions were paid in connection with such offerings. The securities were issued in reliance on the exemption from registration provided by Section 4 (2) of the Securities Act.

Between October 1995 and December 1995, the Company sold 40 Units to 25 investors who subscribed to purchase such Units pursuant to the Confidential Offering Memorandum dated September 22, 1995, as amended by a letter dated October 12, 1995, at a price of $25,000 per Unit, each Unit consisting of a $25,000 promissory note and a warrant to purchase 833 shares of Common Stock at an exercise price of $24.00 per share. Rickel and Associates, Inc. ("Rickel") acted as placement agent for the Company for such private placement and received a commission of $100,000 for its services and a non-refundable, non-accountable expense allowance of $30,000. The securities were issued in reliance on the exemption from registration provided by Section 4 (2) of the Securities Act.

On February 1, 1996, the Company issued a $200,000 promissory note and agreed to issue warrants to purchase 16,667 shares of Common Stock to Henry Snow for $200,000. The warrants were issued in March 1996 and have an exercise price of $24.00 per share. Rickel received a commission of $26,000 for its services in connection with such transaction. The securities were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act.

On February 28, 1996, the Company issued 2,791 shares of Common Stock to InterBank Communications, Inc. in accordance with the anti-dilution provisions of an agreement with it and 19,425 shares of Common Stock to The Strategica Group in accordance with the terms of a Standby Revolving Credit Agreement Proposal. No sales commissions were paid in connection with such transactions. The securities were issued in reliance on the exemption from registration provided by Section 4 (2) of the Securities Act.

In March 1996, the Company issued 71,289 shares of Common Stock to six holders of convertible subordinated notes in redemption of $612,500 principal amount of such notes and accrued interest thereon. No sales commissions were paid in connection with such transaction. The stock was issued in reliance upon the exemption from registration provided by Section 3 (a) (9) of the Securities Act.

On March 21, 1996, the Company completed an Initial Public Offering of 282,500 shares of common stock at $30.00 per share and 287,500 redeemable common stock purchase warrants for $0.60 per warrant that provided the Company with gross proceeds of $8,647,500. Each warrant entitles the registered holder thereof to purchase one share of common stock at an exercise price of $24.00 per share, subject to adjustments in certain events, at any time during the period commencing March 21, 1997, and expiring on

March 20, 2001. The warrants are subject to redemption by the Company at $0.60 per warrant at any time commencing March 21, 1997, on not less than 30 days prior notice to the holders of the warrants, provided the average closing bid quotation of the common stock as reported on The NASDAQ Stock Market or a national securities exchange, if traded thereon, has been at least 187.5% of the current exercise price of the warrants (initially $45.00 per share), for 20 consecutive trading days ending on the third day prior to the date on which the Company gives notice of the redemption.

Also in connection with the Initial Public Offering, the Company sold to the Underwriter for $10.00 warrants ("Underwriter's Warrants") for the purchase of 25,000 shares of common stock and 25,000 common stock purchase warrants. The Underwriter may exercise the Underwriter's warrants to purchase the common stock at $49.50 per share and the warrants at $ .99 per warrant. The warrants provide for the purchase of common stock at $39.60 per share. The Underwriter's Warrants expire on March 20, 2001.

During the year ended June 30, 1997, the Company authorized the issuance of warrants for the purchase of 33,333 shares of common stock in connection with certain investment advisory agreements. Such warrants are exercisable at prices ranging from $12.00 to $24.00 per share through May 2002.

On September 30, 1997, The Zanett Securities Corporation ("Zanett"), acting as placement agent for the Company, completed the private placement ("Placement") of $4 million of the Company's Prepaid Common Stock Purchase Warrants ("Prepaid Warrants"). The sale of these Prepaid Warrants was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Regulation D thereof. Each Prepaid Warrant entitles the holder to purchase that number of shares of Common Stock that is equal to $1,000 divided by the applicable exercise price. Such exercise price is determined initially as 70% of the average closing bid price of the Common Stock for the 10 trading days ending on the day prior to exercise of the Prepaid Warrants. Additionally, the exercise discount shall be increased by 1% for each subsequent 60 day period that the Prepaid Warrants remain unexercised. The exercise price, however, shall never exceed $8.40. The Prepaid Warrants became exercisable on December 29, 1997 and expire on September 30, 2000.

Terms of the Placement included the conversion of notes payable in the amount of $772,222 and accrued interest thereon of $63,837 into Prepaid Warrants. The net proceeds of the Placement of $2,643,941 have been used for general working capital requirements.

As compensation for its services, Zanett received a placement fee and an unaccountable expense allowance of 10% ($400,000) and 3% ($120,000), respectively, of the gross proceeds of the Placement. Additionally, the Company issued 100,000 Common Stock Purchase Warrants to Zanett that are exercisable at $6.750 per share of Common Stock. These warrants expire on September 30, 2002.

Also in conjunction with the Placement, the Company entered into an agreement with a financial consultant who is an affiliate of Zanett Lombardier, Ltd, an investor in the Prepaid Warrants. During the five-year term of the agreement such consultant will provide the Company with advisory services relating to financial and strategic ventures and alliances, investment banking and general financial advisory services, and advice and assistance with the Company's market development activities. As compensation for these services, the Company authorized the issuance of 592,592 Common Stock Purchase Warrants ("Consulting Warrants") to this consultant that are exercisable at $6.75 per share of Common Stock. The issuance of 509,259 of such Consulting Warrants was contingent upon the approval of the Company's shareholders which was received on April 24, 1998. However, since the issuance of 509,259 of such Consulting Warrants was uncertain until April 24, 1998, the Company has revalued these Consulting Warrants in accordance with Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation", and the Black-Scholes pricing methodology, giving consideration to the facts and circumstances as they existed at that date. Accordingly, unearned compensation has been adjusted to $5,145,500 at April 24, 1998. Such amount has been recorded in stockholders' equity as unearned compensation and will be amortized to income over the five-year term of the agreement. These warrants expire on September 30, 2002. The Company has recorded consulting expense of $527,576 for the year ended June 30, 1998.

At June 30, 1998, an aggregate of $2,588,355 shares of Common stock were reserved for future issuance upon exercise of outstanding nonemployee warrants.

The delisting of the Company's Common Stock from the Nasdaq Small Cap Market caused the Company to default on certain terms and conditions of the Prepaid Warrants. Such default obligates the Company to pay financial penalties, as well as to redeem the outstanding Prepaid Warrants at a 43% premium. The holders of the Prepaid Warrants have waived their rights under the Prepaid Warrants and the related Registration Rights Agreement dated September 29, 1997, subject to the successful completion of the Further Placement by January 31, 1999.


6.   Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

                                                                  Year Ended June 30
                                            ----------------------------------------------------------------
                                                   1998                   1997                 1996
                                            ------------------   --------------------   --------------------


Numerator:
   Net loss                                 $   (5,040,009)      $    (4,434,482)       $    (2,966,287)
                                            ==================   ====================   ====================

Denominator:
   Weighted average shares                         659,034               615,833                392,500
                                            ==================   ====================   ====================

Basic and diluted earnings
   per common share                          $       (7.65)       $        (7.20)       $         (7.56)
                                            ==================   ====================   ====================

At June 30, 1998 there were, exclusive of the Common Stock Purchase Warrants issued in connection with the issuance of notes payable (Note 4) and the Prepaid Warrants (Note 5), 447,916 Common Stock Purchase Warrants outstanding. Such warrants have exercise prices ranging from $3.75 to $72.00 per share and expire from March 2001 through March 2003. Additionally, the Company has established an employee stock option plan for the benefit of directors, employees, and consultants to the Company. These options are intended to qualify as incentive stock options within the meaning of Section 422 of the Internal Revenue Code, as amended, or as nonqualified stock options. The options are partially exercisable after one year from date of grant and no options may be granted after April 15, 2006. At the Annual Meeting on April 24, 1998, the shareholders approved an amendment to the Plan authorizing the issuance of up to 250,000 options to employees and non-employee directors. At June 30, 1998, there are options outstanding for the purchase of 173,412 shares of the Company's Common Stock. None of the warrants or options have been included in the computation of diluted loss per share because their inclusion would be antidilutive.


7.   Income Taxes

At June 30, 1998 and 1997, the Company has deferred tax assets as follows:

                                                   1998              1997
                                                   ----              ----

         Capitalized Start-up Costs           $    1,112,500   $   1,486,000
         Net Operating Loss Carryforwards          4,126,000       2,054,000
                                               -------------    ------------

                                              $    5,238,500   $   3,540,000
                                               =============    ============

In accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," the Company has established a valuation allowance to fully reserve the future income tax benefit of these deferred tax assets due to uncertainty about their future realization. The valuation allowance increased to $5,238,500 at June 30, 1998 from $3,540,000 at June 30, 1997 and $2,125,000 at June 30, 1996.

At June 30, 1998, the Company has net operating loss carryforwards for Federal income tax purposes of approximately $9,600,000 which expire in the years 2009 through 2013. As a result of the public issuance of stock by the Company on March 21, 1996, and the resultant change in ownership pursuant to Internal Revenue Code Section 382, the utilization of net operating losses incurred to this date may be limited.


8.   Leases

The Company leases office space for its Stamford, Connecticut headquarters under a noncancelable lease. The lease includes escalation clauses for items such as real estate taxes, building operation and maintenance expenses, and electricity usage.

On May 1, 1997, the Company entered into a 3 year noncancelable capital lease for certain computer equipment used to provide information services. Additionally, the Company also leases certain computer equipment under operating leases which expire through April 2000.

Rent expense amounted to approximately $278,000, $207,000, and $113,000 for the years ended June 30, 1998, 1997, and 1996, respectively.

Minimum future rental payments at June 30, 1998 are as follows:

                                                 Operating Leases
                                        ------------------------------------          Capital
Year Ending June 30                         Premises           Equipment               Lease
-------------------                     -----------------    ---------------     ------------------

         1999                             $   173,400          $   25,550            $    100,500
         2000                                 179,700              13,800                  83,700
         2001                                 186,000                  --                      --
         2002                                 192,300                  --                      --
         2003                                  67,000                  --                      --
                                        -----------------    ---------------     ------------------

                                          $   798,400          $   39,350                 184,200
                                        =================    ===============

         Less amounts
         representing interest
         and executory costs                                                               30,525
                                                                                 ------------------

                                                                                     $    153,675
                                                                                 ==================

9.   Commitments and Contingencies

On or about December 15, 1997, Steven T. Francesco, then President and Chief Operating Officer of the Company, filed a complaint against the Company, Sebastian E. Cassetta (its Chairman of the Board and Chief Executive Officer), Bruno Guazzoni, Claudio Guazzoni, Zanett Securities, Inc. and Zanett Capital, Inc. in the Supreme Court of the State of New York, County of New York. On February 6, 1998 the Board of Directors terminated Mr. Francesco's employment with the Company as its President and Chief Operating Officer. In a motion for an amended complaint Mr. Francesco alleged, among other things, that the Company breached the terms of its employment agreement with him. The proposed amended complaint seeks damages against the Company and certain of its directors for his wrongful termination in an amount of at least $50 million and damages for fraud in an unspecified amount.

By an agreement dated November 11, 1998 ("Agreement"), Mr. Francesco has agreed to settle this action and to resolve all of his claims against the above referenced parties. In consideration thereof, Mr. Francesco is due, under the Agreement, to receive $305,000, payable in two installments: $200,000 on or before January 31, 1999 and $105,000 on or before February 28, 1999. Additionally, Mr. Francesco has received, under the Agreement, 125,000 shares of SmartServ Common Stock and warrants to purchase 16,667 shares of Common Stock exercisable at $5.00 per share until November 11, 2001. However, in the event that the Company fails to make the above referenced cash payments in a timely fashion, Mr. Francesco would have the right to pursue this action against the above referenced parties, except that his sole remedy against the Company would be to enter judgment against it in the amount of $305,000, less any cash received pursuant to the Agreement. The cost of this settlement ($450,750) has been included in the financial statements for the year ended June 30, 1998. The Company will use a portion of the proceeds from the Further Placement, as described in note 12, to settle this obligation.

By letter dated April 10, 1998, Michael Fishman, then Vice President of Sales for the Company, resigned his position. On or about April 24, 1998, Mr. Fishman filed a complaint in the United States District Court for the District of Connecticut against the Company, Sebastian E. Cassetta, Claudio Guazzoni, Zanett Securities Co., Zanett Capital Corp. and Zanett Lombardier Ltd. On or about August 20, 1998, Mr. Fishman served an amended complaint, alleging, among other things, that (i) he relied on false statements that the Company allegedly made, in filings with the Securities and Exchange Commission and otherwise, in accepting a position with the Company and (ii) the Company constructively discharged him by breaching the terms of its employment agreement with him. The amended complaint seeks to assert claims for (i) fraud and other violations under the federal securities laws, (ii) breach of various terms of the Company's employment agreement with Mr. Fishman, (iii) breach of the implied duty of good faith and fair dealing, (iv) fraudulent misrepresentation, (v) negligent misrepresentation, (vi) intentional misrepresentation and (vii) failure to pay wages. The amended complaint seeks damages against the Company in an unspecified amount. The Company expects to move to dismiss the amended complaint, and the Court has issued an order setting a schedule for the briefing of that motion. No discovery in this action has yet been noticed or taken. Although the Company is vigorously defending this action, there can be no assurance that it will be successful.

On or about May 11, 1998, Ronald G. Weiner filed a complaint against the Company and Mr. Francesco in the Supreme Court of the State of New York, County of New York. The complaint alleges, among other things, that in May 1993, by letter from Mr. Francesco, Mr. Weiner was offered a 10% equity stake in Smart Phone Services, Inc. ("SPS"), a company of which Mr. Francesco allegedly was the President and a majority shareholder, in exchange for his active involvement in, among other things, raising capital and managing the financial aspects of SPS. The complaint alleges that, in November 1993, Mr. Francesco sent a letter to Mr. Weiner in which he (i) represented that SPS had failed to attract a single investor and (ii) withdrew his offer to Mr. Weiner of a 10% equity position in SPS. The complaint further alleges that, in conversations with Mr. Weiner beginning in November 1993, Mr. Francesco represented that he was ceasing all efforts to capitalize SPS. The complaint alleges, among other things, that Mr. Francesco and SPS breached their agreement with Mr. Weiner by withdrawing their offer to him of a 10% equity stake in SPS, and that, at the time Mr.

Francesco represented that he was ceasing efforts to capitalize SPS, he had actually formed the Company and was actively seeking investors for it. The complaint further alleges that the Company is a successor entity to SPS and that, therefore, the Company is liable for SPS' and Mr. Francesco's alleged conduct in derogation of their alleged agreement with Mr. Weiner. The complaint seeks, among other things, (i) a declaratory judgment declaring Mr. Weiner a 10% equity shareholder of the Company, (ii) a constructive trust in Mr. Weiner's favor for 10% for the Company's equity shares and (iii) restitution against Mr. Francesco and the Company for unjust enrichment. On his unjust enrichment claim, Mr. Weiner seeks unspecified damages that he alleges to be at least $250,000. In its answer to the complaint, the Company has denied the material allegations of the complaint, asserted affirmative defenses and also asserted cross-claims against Mr. Francesco seeking indemnification from, or contribution towards, any judgment that Mr. Weiner may obtain against the Company. No discovery in this action has yet been taken. Although the Company is vigorously defending this action and vigorously prosecuting its cross-claims, there can be no assurance that it will be successful. In accordance with an agreement dated November 11, 1998 the Company has filed a motion to discontinue the cross-claims that it asserted against Mr. Francesco.

By memorandum dated April 10, 1998, Jonathan Paschkes, then Vice President of Marketing for the Company, resigned his position. On or about November 17, 1998, Mr. Paschkes filed a complaint against the Company and Sebastian E. Cassetta in the United States District Court, District of Connecticut. In the complaint, Mr. Paschkes alleges (i) fraudulent inducement to him to accept his position with the Company; (ii) breach of various terms of the Company's employment contract with him; and (iii) failure by the Company to pay him wages and bonuses and issue options to him pursuant to the terms of his employment contract. On his fraudulent inducement and breach of contract claims, Mr. Paschkes seeks unspecified damages that he alleges to be at least $2,000,000 for each. On his failure to pay wages claim, Mr. Paschkes seeks unspecified actual and punitive damages that he alleges to be at least $200,000. No discovery in this action has yet been taken nor has the Company estimated the amount of loss, if any, incurred. Although the Company is vigorously defending this action, there can be no assurance that it will be successful.

While the Company intends to vigorously defend these actions, the unfavorable outcome of any such action could have a material adverse effect on the Company's financial condition, results of operations, and cash flows.

10.  Significant Relationships

During  the  year  ended  June  30,  1998,  three  Strategic  Marketing  Partner relationships accounted for 10.2%, 10.0% and 24.1%, respectively, of the Company's revenues. During the year ended June 30, 1997, one Strategic Marketing Partner relationship accounted for approximately 46.4% of the Company's revenues.


11.  Employee Stock Option Plan

In April 1996, the Board of Directors approved the establishment of an Employee Stock Option Plan authorizing stock option grants to directors, key employees, and consultants of the Company. The options are intended to qualify as incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, or as nonqualified stock options. The Plan provides for the exercise of such options at not less than the fair value of the stock on the date of grant. The options are partially exercisable after one year from date of grant and expire on the tenth anniversary of the date of grant. On February 23, 1998, the Board of Directors approved amendments to the Plan: (1) to increase the number of shares of the Company's Common Stock issuable upon the exercise of stock options granted or to be granted under the Plan from 66,666 to 250,000 shares and (2) to eliminate the mandatory grants of options to members of the Board of Directors and grant the Compensation Committee of the Board of Directors the discretionary authority to grant options to both employee and non-employee directors.

In April 1996, the Board approved the grant of stock options to employees and officers of the Company for the purchase of 51,925 shares of common stock at prices ranging from $38.64 to $42.48 per share. The Company recorded a non-cash charge of $165,773 reflecting the compensatory nature of such issuance in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees." The Plan had not yet been approved by the Company's stockholders, and therefore, measurement of compensation varied with the changes in market value of the underlying stock.

On September 24, 1997, the Compensation Committee granted new stock options to employees and non-employee directors conditional upon cancellation of all of their existing stock options. Such options were exercisable at $12.00 per share and expire on September 23, 2007. On August 7, 1998 and October 8, 1998, the Board of Directors voted to cancel the outstanding employee and non-employee director options and reissue options covering a like number of shares to employees and non-employee directors at an exercise price not less than the fair value at that date. At October 8, 1998, the exercise price of the shares issued to employees and non-employee directors of the Company is $1.29 per share. Such options expire on October 7, 2008.

Information concerning stock options for the Company's stock option plan is as follows:

                                                                 Average
                                                                Exercise
                                           Options                Price
                                     -------------------- ----------------------

Balance at July 1, 1995                            --                --
     Granted                                   51,925         $      38.82
     Exercised                                     --                --
     Cancelled                                     --                --
                                     -------------------- ----------------------
Balance at June 30, 1996                       51,925                38.82

     Granted                                   70,829                31.38
     Exercised                                     --                --
     Cancelled                                 66,362                37.32
                                     -------------------- ----------------------
Balance at June 30, 1997                       56,392                31.26

     Granted                                  202,225                12.00
     Exercised                                     --                --
     Cancelled                                 85,204                25.50
                                     ==================== ======================
Balance at June 30, 1998                      173,413         $      12.00
                                     ==================== ======================


The following table summarizes information about the Company's stock options outstanding as of June 30, 1998.

                                          Options Outstanding                             Options Exercisable
                            -------------------------------------------------      -----------------------------------

                                                                 Average
                                                 Average        Remaining                                Average
         Range of              Number of         Exercise      Contractual            Number of         Exercise
     Exercise Prices            Options           Price        Life (Years)            Options            Price
--------------------------- ----------------- --------------- ---------------      ---------------- ------------------

       $12.00                     173,413       $   12.00             9.0                22,500          $   12.00
=========================== ================= =============== ===============      ================ ==================

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

The pro forma information regarding net income and earnings per share required by Statement 123 has been determined as if the Company had accounted for its employee stock option plan under the fair value methods described in that Statement. The fair value of options granted under the Company's employee stock option plan was estimated at the date of grant using the Black-Scholes option pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected dividend yield, the expected life of the options, the expected stock price volatility, and the risk-free interest rate.

Pertinent assumptions with regard to the determination of fair value of the options and their impact on earnings per share are as follows:

                                                                1998                 1997                1996
                                                         -------------------    ---------------    ------------------


        Weighted  average  dividend  yield for  options
             granted                                             0.0%                   0.0%                0.0%

        Weighted average expected life in years                  5.0                    5.0                 5.0

        Weighted average volatility                            143.9%                  70.8%               70.8%

        Risk-free interest rate                                  6.00%                  6.5%                6.28%

        Weighted  average  grant  date  fair  value  of
             options                                           $10.92                 $19.80              $24.42

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. As such, the pro forma net loss and loss per share are not indicative of future years. The Company's pro forma information is as follows:

                                                            Year Ended June 30
                       -----------------------------------------------------------------------------
                                   1998                   1997                            1996
                       -----------------------------------------------------------------------------

                          Reported    ProForma    Reported      ProForma   Reported      ProForma
                       -----------------------------------------------------------------------------

Loss per Share               $7.65        $8.58      $7.20        $8.46       $7.56     $8.22
                       =============================================================================


12.  Subsequent Events

Subsequent to June 30, 1998, holders of 267 of the Company's Prepaid Warrants converted such warrants into 172,088 shares of Common Stock at exercise prices ranging from $.75 to $2.40 per share.

On August 11, 1998, the Company entered into a letter of intent, as amended on November 24, 1998, with Spencer Trask Securities, Inc. ("Spencer Trask") (the "Letter of Intent") which provided for the retention of Spencer Trask to act as exclusive placement agent in connection with a private placement by the Company of a minimum of $5,000,000 and a maximum of $10,000,000 of securities of the Company (the "Further

Placement"). The Further Placement is conditioned upon the occurrence of the Reverse Stock Split which was effective on October 26, 1998. The Letter of Intent provides that the Company will offer a minimum of 50 units and a maximum of 100 units at a gross purchase price of $100,000, each unit consisting of shares of convertible preferred stock (the "Preferred Shares"). The number of Preferred Shares will be determined by dividing the unit price of $100,000 by the conversion price (the "Placement Conversion Price"), which is anticipated to be equal to 75% of the average closing bid price for the Company's Common Stock for the 15 days following the effective date of the Reverse Stock Split which was $1.019 per share. The Preferred Shares will be convertible by the holder into shares of Common Stock on a one-to-one basis at any time prior to the expiration of a 30-day period commencing upon the giving of notice of redemption by the Company. After two years, the Preferred Shares will be redeemable at the Company's option at 110% of the purchase price for Preferred Shares in the event that the average closing price of the Common Stock for the 20 trading days preceding the notice of redemption exceeds 150% of the Placement Conversion Price. The Preferred Shares will receive an 8% annual dividend payable semi-annually, in-kind or in cash at the Company's option. No assurance can be given that the Further Placement will be consummated.

In connection with the Further Placement, Spencer Trask will receive, in addition to customary fees and expenses, five (5) year warrants (the "Placement Warrants") to purchase Common Stock at 120% of the offering price per share in an amount equal to 10% of the Preferred Shares contained in the units sold in the Further Placement. The Placement Warrants will contain certain demand and piggyback registration rights with respect to the shares of Common Stock into which the Placement Warrants are convertible.

Additionally, the Company entered into agreements with certain warrant holders pursuant to which, among other things, the Company (i) agreed to acquire on the date the Further Placement commences warrants to purchase 801,175 shares of Common Stock from such holders in exchange for the issuance by the Company of an aggregate of 342,842 shares of Common Stock (the "Warrant Redemption"), which shares may not be sold (except privately) for a period of fifteen (15) months following the final closing of the Further Placement or September 1, 2000, whichever is earlier, and (ii) has issued 50,000 shares of Common Stock to the holders of $1,669,000 of Prepaid Warrants in consideration of such holders agreeing to similar restrictions on the exercise of the Prepaid Warrants and the resale of the shares of Common Stock issuable upon such exercise. The Company will record appropriate charges for such transactions during the period in which they are completed.


Item 8.    Changes in and Disagreements with Accountants on Accounting and
------     Financial Disclosure

None.

                                    Part III

Item 9.    Directors, Executive Officers, Promoters and Control Persons;
-------    Compliance with Section 16(a) of the Exchange Act


The following table sets forth information with respect to the executive officers and directors of SmartServ Online, Inc.

Name                           Age      Position
----                           ---      --------

Sebastian E. Cassetta           50      Chief Executive Officer, Chairman of the Board, Secretary and
                                        Class III Director
Thomas W. Haller, CPA           44      Vice President, Treasurer and Chief Financial Officer
Mario F. Rossi                  60      Vice President of Operations and Class II Director
Claudio Guazzoni                35      Class I Director
L. Scott Perry                  50      Class I Director
Robert Steele                   59      Class II Director
Catherine Cassel Talmadge       46      Class I Director
Charles R. Wood                 57      Class III Director


Sebastian E. Cassetta has been Chief Executive Officer, Chairman of the Board, Secretary and a director of the Company since its inception. Mr. Cassetta was also the Company's Treasurer from its inception until March 1996. From June 1987 to August 1992, Mr. Cassetta was the President of Burns and Roe Securacom Inc., an engineering and large-scale systems integration firm. He is also a former Vice President of Brinks, Incorporated.

Thomas W. Haller, CPA joined the Company as Vice President, Treasurer and Chief Financial Officer in March 1996. From December 1992 to March 1996, Mr. Haller was a Senior Manager at Kaufman Greenhut Forman, LLP, a public accounting firm in New York City, where he was responsible for technical advisory services and the firm's quality assurance program. From June 1991 to December 1992, Mr. Haller was engaged in the practice of public accounting as a consultant to certain entrepreneurial companies. From December 1982 to May 1991 he was a Senior Manager with Ernst & Young LLP, an international public accounting and consulting firm, where he had responsibility for client services and new business development in the firm's financial services practice.

Mario F. Rossi has been Vice President of Operations of the Company since December 1994. Mr. Rossi was appointed a director of the Company on February 23, 1998. From January 1989 to December 1994, Mr. Rossi was Vice President of Operations of MVS Inc., a fiber optic systems company.

Claudio Guazzoni was appointed a director of the Company on January 11, 1998. Since 1993, Mr. Guazzoni has been President of The Zanett Securities Corporation and Zanett Capital, Inc. providing financial and strategic consulting services to growth companies. Prior to joining the Zanett organization, Mr. Guazzoni was a Money Manager with Delphi Capital Management, Inc. (1992) and an associate with Salomon Brothers, Inc. from 1985 to 1991. Since March 1996, Mr. Guazzoni has been a member of the Board of Directors of American BioMed, Inc.

L. Scott Perry has been a director of the Company since November 1996. Since June 1998, Mr. Perry has been Vice President, Strategy /Alliances-ATT Solutions and Vice President, Strategic Alliance Relationships. From December 1995 to June 1998, Mr. Perry had been Vice President, Advanced Platform Services of AT&T Corp. From January 1989 to December 1995, Mr. Perry held various positions with AT&T including Vice President -- Business Multimedia Services, Vice President
(East) -- Business Communications Services and Vice President --

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

Robert Steele was appointed a director of the Company on February 23, 1998. Since February 1998, Mr. Steele has been Vice Chairman of the John Ryan Company ("John Ryan"), an international bank support and marketing company. From 1992 to February 1998, Mr. Steele was a Senior Vice President with John Ryan. Mr. Steele is the former President of Dollar Dry Dock Savings Bank and a member of the Board of Directors of Moore Medical Corp., Scan Optics, Inc. Accent Color Sciences, Inc. and NLC Insurance Companies, Inc.

Catherine Cassel Talmadge has been a director of the Company since March 1996. Since January 1994, Ms. Talmadge has been Vice President, Cable Programming of Time Warner Cable, a division of Time Warner Entertainment Company, L.P. ("Time Warner"). From September 1984 to January 1994, she held various positions with Time Warner, including Director, Programming Development; Operations Director, Financial Analyses; and Manager, Budget Department.

Charles R. Wood was appointed a director of the Company in September 1998. Mr. Wood has been Senior Vice President of Data Transmission Network Corporation ("DTN") since 1989 and President of its Financial Services Division since 1996. As described in Item 1, the Company has entered into an agreement with DTN whereby DTN will pay the Company a minimum of $2,000,000 during the three year term of the agreement for the license to market three of the Company's Internet products.

The Board of Directors consists of seven directors divided into three classes of directors: Class I Directors, Class II Directors, and Class III Directors. The Company's Class I Directors, Class II Directors, and Class III Directors will serve until the annual meeting of the Company's stockholders to be held in 1999, 2000, and 1998, respectively, and until their respective successors are duly elected and qualified or until their earlier resignation or removal. Directors of each Class are elected for a full term of three years (or any lesser period representing the balance of the previous term of such Class) and until their respective successors are duly elected and qualified or until their earlier resignation or removal. Officers are appointed annually and serve at the discretion of the Board for one year. Mr. Cassetta serves as Chief Executive Officer, Chairman of the Board, and Secretary of the Company pursuant to an employment agreement.

Mr. Cassetta and Mr. Rossi, each an officer and director of the Company, Mr. Haller, an officer of the Company, and Ms. Talmadge and Mr. Perry, directors of the Company, failed to file an Annual Statement of Beneficial Ownership of Securities on Form 5 for the fiscal year ended June 30, 1998, each reflecting one purchase and the receipt of certain stock options. Messrs. Guazzoni, Steele and Wood, each a director of the Company, failed to file an Initial Statement of Beneficial Ownership Securities on Form 3 when he became a director. The Company anticipates that each of such officers and directors will take such action as may be necessary to promptly file appropriate Forms 3 and 5.

Item 10.   Executive Compensation
-------

The following table sets forth information concerning annual and long-term compensation, paid or accrued, for the Chief Executive Officer (the "Named Executive Officer") for services in all capacities to the Company during the last three fiscal years. No other executive officer of the Company received compensation in excess of $100,000 in fiscal 1998.

                                      Summary Compensation Table (1) (2)
                                      ----------------------------------
                                                                                     Securities
Name and                        Fiscal                          Other Annual         Underlying      All Other
Principal Position               Year       Salary     Bonus  Compensation (3)        Options       Compensation
------------------               ----       ------     -----  ----------------        -------       ------------
Sebastian E. Cassetta        1998      $   125,000      --         $ 9,750          37,500(4)          --
Chief Executive Officer      1997      $   125,000      --         $ 9,750          16,666             --
                             1996      $   125,000      --         $ 9,750          16,666(5)          --

(1) The Named Executive Officer did not receive any Restricted Stock Awards or LTIP Payouts in 1998, 1997, or 1996.

(2) The aggregate amount of personal benefits not included in the Summary Compensation Table does not exceed the lesser of either $50,000 or 10% of the total annual salary and bonus paid to the Named Executive Officer.

(3)  Amounts shown consist of a non-accountable expense allowance.

(4) On both August 7, 1998 and October 8, 1998, the Compensation Committee of the Board of Directors canceled the stock options representing these underlying shares and granted new options to Mr. Cassetta.

(5) On July 16, 1996, the Compensation Committee of the Board of Directors canceled the stock options representing the underlying shares and granted new options to Mr. Cassetta.


Stock Options

The following table sets forth information with respect to stock options granted to the Named Executive Officer during fiscal year 1998:

                                              Option Grants in Fiscal 1998
                                                (Individual Grants) (1)
                                              ----------------------------


                                   Number of             % of Total Options
                            Securities Underlying        Granted to Employees      Exercise    Expiration
                          Underlying Options Granted      in Fiscal 1998           Price        Date (2)
                          --------------------------      -------------------      --------    ----------
Name
----
Sebastian E. Cassetta         37,500(2)(3)(4)                   18.54%              $12.00      10/7/08


(1)  No  stock   appreciation   rights   ("SARs")  were  granted  to  the  Named
     Executive Officer during fiscal 1998.

(2) On September 24, 1997, the Compensation Committee granted new stock options to employees conditional upon cancellation of all of their existing stock options. As a consequence of this action and upon cancellation of the options described above, Mr. Cassetta received an option to purchase 16,666 shares of the Company's Common Stock exercisable at a price of $12.00 per share expiring on September 23, 2007. The option becomes exercisable in full on the first anniversary of the grant date.

(3) On February 23, 1998, the Compensation Committee of the Board of Directors granted Mr. Cassetta a new stock option to purchase 20,833 shares of the Company's Common Stock exercisable at the price of $12.00 per share expiring on February 22, 2008. The option becomes exercisable to the extent of 50% on the first anniversary of the date of grant and 50% on the second anniversary of the date of grant.

(4) On both August 7, 1998 and October 8, 1998, the Compensation Committee voted to cancel the outstanding employee and non-employee director options and reissue options covering a like number of shares to employees and non-employee directors at an exercise price not less than the fair value at that date. As a consequence of this action and upon cancellation of the options described above, Mr. Cassetta received an option to purchase 37,500 shares of the Company's Common Stock exercisable at a price of $1.29 per share expiring on October 7, 2008.

The following table sets forth information as to the number of unexercised shares of Common Stock underlying stock options and the value of unexercised in-the-money stock options at fiscal year end:

                                  Aggregated Option Exercises in Last Fiscal Year and
                                            Fiscal Year End Option Value (1)
                                  -----------------------------------------------------
                                                                                                      Value of
                                                                      Number of Unexercised         Unexercised
                                                                      Securities Underlying        In-The-Money
                                                                        Options at Fiscal           Options at
                                                                             Year End             Fiscal Year End
                                 Shares Acquired          Value          Exercisable/            Exercisable/
 Name                              on Exercise          Realized          Unexercisable            Unexercisable
 ----                             ---------------        --------     ----------------------      ---------------

Sebastian E. Cassetta                  --                 --               0/37,500                    $0/$0

(1) No SARs were granted to, or exercised by, the Named Executive Officer during fiscal 1998.

(2) Value is based on the closing price of the Company's Common Stock as reported by the OTC Bulletin Board on June 30, 1998 ($9.00) less the exercise price of the option.

Employment Agreements

The Company and Sebastian E. Cassetta are parties to an Employment Agreement, effective January 31, 1994, which expires on January 31, 1999. The Agreement provides for (i) an annual base salary of $125,000, (ii) a performance bonus for each fiscal year between June 30, 1995 and June 30, 1998, payable in cash and Common Stock of the Company, in the event the Company achieves specified levels of earnings before interest, income taxes, depreciation and amortization ("EBITDA") provided therein and (iii) any additional amount as determined by the Board or an outside compensation board. The Company did not achieve the specified EBITDA goals. Mr. Cassetta is also entitled to participate in any present or future insurance, pension, retirement, profit sharing or bonus plan or other compensation or incentive plan adopted by the Company for the general and overall benefit of full-time principal executives of the Company, such participation to be upon the same terms and conditions as generally relate to such full-time principal executives. In the event that Mr. Cassetta's employment is terminated without cause, the Company is obligated to make a severance payment to Mr. Cassetta in the amount of $250,000 within 30 days following the date of such termination.


Item 11.   Security Ownership of Certain Beneficial Owners and Management
-------

The following table sets forth, as of January 14, 1999 certain information with respect to the beneficial ownership of the Common Stock by (i) each person known by the Company to beneficially own more than 5% of the outstanding shares, (ii) each director of the Company, (iii) each Named Executive Officer and (iv) all executive officers and directors of the Company as a group. Except as otherwise indicated, each person listed below has sole voting and investment power with respect to the shares of Common Stock set forth opposite such person's name.


           Name and Address of           Amount and Nature of                Percent of
            Beneficial Owner             Beneficial Ownership (2)      Outstanding Shares (3)
            ----------------             ------------------------      ----------------------
Steven T. Francesco
23 Lakeview Avenue
New Canaan, Connecticut 06840                  229,241                             18.84%

Sebastian E. Cassetta
c/o SmartServ Online, Inc.
Metro Center, One Station Place
Stamford, CT 06902                              62,753                              5.23%

The Optimum Fund                                59,524                              4.96%
c/o U.S. Milestone Corp.
417 Surf Avenue
Staten Island, New York 10307

Claudio Guazzoni                                63,013(4)                           4.99%

L. Scott Perry                                   5,833(5)                           *

Catherine Cassel Talmadge                        5,416(5)                           *

Robert H. Steele                                 4,166(6)                           *

Mario F. Rossi                                     750                              *


Charles R. Wood                                  1,000                              *

All executive officers and directors
as a group (8 persons)                         143,766(7)                          11.26%

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

(3) Represents the number of shares of Common Stock beneficially owned as of January 14, 1999, by each named person or group, expressed as a percentage of the sum of all of the shares of such class outstanding as of such date and the number of shares not outstanding, but beneficially owned by such named person or group.

(4) Includes 4,166 shares subject to currently exercisable options. Also includes 58,847 shares subject to currently exercisable warrants owned by Zanett. Mr. Guazzoni disclaims beneficial ownership of these shares to the extent they exceed his interest in Zanett. Mr. Guazzoni is a managing director and principal of Zanett. Zanett has entered into an agreement with the Company pursuant to which, among other things, the Company will, on the date of the commencement of the Further Placement, purchase all of the outstanding warrants owned by Zanett for shares of Common Stock of the Company. None of such shares will be issued to Mr. Guazzoni or his affiliates.

(5)  Includes 5,000 shares subject to currently exercisable options.

(6)  Includes 4,166 shares subject to currently exercisable options.

(7) Includes 77,346 shares subject to currently exercisable warrants and options.

Changes in Control

The Company and each of Messrs. Cassetta and Francesco have entered into an agreement with Zanett Capital, Inc. ("ZCI") dated September 29, 1997, as subsequently amended, which provides, among other things, that for a period of 5 years, if there is an event of default under the Prepaid Warrant, the Company will, at the request of ZCI, appoint such number of designees of ZCI to its Board of Directors so that the designees of ZCI will constitute a majority of the members of the Board of Directors of the Company. Further, Messrs. Cassetta and Francesco have agreed to vote their shares of Common Stock, representing approximately 22.95% of the outstanding stock of the Company, and any shares they may acquire in the future, in favor of the designees of ZCI at each Annual Meeting of Stockholders of the Company at which Directors are elected.

The Company has entered into agreements with certain warrant holders pursuant to which, among other things, the Company (i) agreed to acquire on the date the Further Placement commences warrants to purchase 801,175 shares of Common Stock from such holders in exchange for the issuance by the Company of an aggregate of 342,842 shares of Common Stock, which shares may not be sold (except privately) for a period of eighteen (18) months following the final closing of the Further Placement or September 1, 2000, whichever is earlier, and (ii) has issued 50,000 shares of Common Stock to the holders of $1,669,000 of Prepaid Warrants in consideration of such holders agreeing to similar restrictions on the exercise of the Prepaid Warrants and the resale of the shares of Common Stock issuable upon such exercise. Any such shares sold privately will remain subject to the above restrictions on resale. One of the holders of Prepaid Warrants has given Sebastian Cassetta (or his successor as chief executive officer of the Company) an irrevocable proxy through January 30, 1999 to vote that number of shares of Common Stock to be issued to such holder as described in this paragraph which exceeds 4.99% of the outstanding Common Stock.

In addition, ZCI has temporarily waived its rights to designate a majority of the members of the Board of Directors of the Company and its right to approve certain corporate expenditures. In the event that the Further Placement is consummated by January 1, 1999 and the Company's Common Stock is listed on NASDAQ by March 1, 1999, these waivers will become permanent.

Item 12.   Certain Relationships and Related Transactions
-------

On July 30, 1998, the Company entered into an agreement with, among others, ZCI and Zanett, pursuant to which the Company agreed to acquire on the date the Further Placement commences warrants to purchase 111,700 shares of Common Stock from Zanett in exchange for the issuance by the Company of shares of Common Stock to certain principals of Zanett. Pursuant to the agreement, ZCI temporarily waived its rights to designate a majority of the members of the Board of Directors of the Company under certain circumstances and the right to approve certain corporate expenditures. In the event the Further Placement is consummated by January 1, 1999 and the Company's Common Stock is listed on the NASDAQ by March 1, 1999, these waivers will become permanent. Claudio Guazzoni, a director of the Company, is a principal of ZCI and Zanett. Mr. Guazzoni will not receive any of the shares of Common Stock of the Company issuable upon acquisition by the Company of warrants from Zanett.

The Company believes that the terms of the transactions described above were no less favorable to the Company than would have been obtained from a non-affiliated third party for similar transactions at the time of entering into such transactions. In accordance with the Company's policy, such transaction was approved by a majority of the independent disinterested directors of the Company.

Item 13.   Exhibits and Reports on Form 8-K
-------

(a)      Index to Exhibits

Exhibit           Description
-------           -----------

3.1               Amended  and  Restated  Certificate  of  Incorporation  of the
                  Company**
3.2               By-laws of the Company, as amended**
4.1               Specimen Certificate of the Company's Common Stock**
4.2               Form of Underwriter's Warrant**
4.3               Form of Warrant Agent Agreement**
4.4               Form of Redeemable Warrant**
4.5 Form of Warrant Agreement used by the Company for warrants issued to John E. Herzog, Emanuel E. Geduld, Andrew DaPonte and Anchung Sammy Chung and Fong-Chi Alison Tsao**
4.6 Warrant dated February 1, 1994 issued by the Company to Tri Cap International**
4.7               Form of Prepaid Common Stock Purchase Warrant****
4.8               Warrant issued to The Zanett Securities Corporation****
4.9               Warrant issued to Bruno Guazzoni****
10.1 Information Distribution License Agreement dated as of July 18, 1994 between the Company and S&P ComStock, Inc.**
10.2 New York Stock Exchange, Inc. Agreement for Receipt and Use of Market Data dated as of August 11, 1994 between the Company and the New York Stock Exchange, Inc.**
10.3 The Nasdaq Stock Market, Inc. Vendor Agreement for Level 1 Service and Last Sale Service dated as of September 12, 1994 between the Company and The Nasdaq Stock Exchange, Inc. ("Nasdaq")**
10.4 Amendment to Vendor Agreement for Level 1 Service and Last Sale Service dated as of October 11, 1994 between the Company and Nasdaq**
10.5 Non-Exclusive Agency Agreement dated as of November 1, 1994 between the Company and Dun & Bradstreet, Inc.**
10.6 Services Agreement dated as of February 1, 1995, between the Company and Federal Express Corporation**
10.7 Information Provider Agreement dated as of March 13, 1995 between the Company and The Argus Group, Inc.**
10.8 Metromail National Directory Assistance Reseller Agreement For Electronic Services Providers dated as of March 13, 1995 between the Company and Metromail Corporation**
10.9 Reuters NewMedia, Inc. On-Line Services Agreement dated as of November 13, 1995 between the Company and Reuters NewMedia, Inc.**
10.10 Lease Agreement dated as of March 4, 1994, between the Company and One Station Place, L.P. regarding the Company's Stamford, Connecticut, offices**
10.11 Lease Modification and Extension Agreement, dated February 6, 1996, between the Company and One Station Place, L.P. regarding the Company's Stamford, Connecticut, offices***
10.12 Employment Agreement (the "Cassetta Employment Agreement") dated of January 31, 1994 by and among the Company and Sebastian E. Cassetta**
10.13 Amendment No. 1 to the Cassetta Employment Agreement dated as of June 30, 1994 by and among the Company and Sebastian E. Cassetta**
10.14 Form of Registration Rights Agreement between the Company and certain investors**
10.15             Form of Consulting  Agreement between the Company and Rickel &
                  Associates**
10.16 Agreement dated as of January 31, 1996 between the Company and Henry Snow**

10.17             Memorandum  of  Understanding  dated  February 7, 1996 between
                  Northern Telecom Inc. and the Company**
10.18             Subscriber  Agreement  dated  February  16,  1996  between the
                  Company and the Cunningham Group Inc. dba Lottery USA.com**
10.19             Memorandum of Understanding,  dated June 26, 1996, between the
                  Company and CIDCO Incorporated***
10.20             Form of 1996 Stock Option Plan*****
10.21             Form of Registration  Rights Agreement issued to purchasers of
                  Prepaid Common Stock Purchase Warrants****
10.22             Consulting Agreement with Bruno Guazzoni****
10.23             Agreement  between   Sprint/United   Management   Company  and
                  SmartServ Online, Inc. dated September 26, 1997 *
10.24             Asset Purchase  Agreement between  SmartServ Online,  Inc. and
                  Data  Transmission  Network   Corporation,   dated  April  23,
                  1998******
25                Financial Data Schedule +


+        Filed herewith

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

** Filed as an exhibit to the Company's registration statement on Form SB-2 (Registration No. 333-114)

*** Filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1996

**** Filed as an exhibit to the Company's Current Report on Form 8-K/A for an event dated September 30, 1997

*****    Filed as an exhibit  to the Company's Proxy Statement dated October 10,
         1996

****** Filed as an exhibit to the Company's Quarterly Report on Form 10-QSB for the period ended March 31, 1998

(b)      Reports on Form 8-K

         None

                                   Signatures



In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              SMARTSERV ONLINE, INC.
                                              ----------------------
                                                    Registrant


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

         Signature                                 Title                                  Date
         ---------                                 -----                                  ----

/s/ Sebastian E. Cassetta                 Chairman of the Board,                  December 1, 1998
---------------------------------------
    Sebastian E. Cassetta                 Chief Executive Officer,
                                          Secretary and Director

/s/ Mario F. Rossi                        Vice President and                      December 1, 1998
---------------------------------------
    Mario F. Rossi                        Director

/s/ Thomas W. Haller                      Vice President, Treasurer               December 1, 1998
---------------------------------------
    Thomas W. Haller                      and Chief Financial Officer

/s/                                       Director                                December 1, 1998
--------------------------------------
    Claudio Guazzoni

/s/ Robert H. Steele                      Director                                December 1, 1998
---------------------------------------
    Robert H. Steele

/s/ L. Scott Perry                        Director                                December 1, 1998
---------------------------------------
    L. Scott Perry

/s/ Catherine Cassel Talmadge             Director                                December 1, 1998
---------------------------------------
    Catherine Cassel Talmadge

/s/ Charles R. Wood                       Director                                December 1, 1998
---------------------------------------
    Charles R. Wood
