Form 10QSB
period 1998-09-30
SMARTSERV ONLINE INC
filed 1999-03-02
CIK 1005698

================================================================================


                                   FORM 10-QSB

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 1998

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


The number of shares of common stock, $.01 par value, outstanding as of February 24, 1999 was 1,199,787.


================================================================================

                             SmartServ Online, Inc.

                                   Form 10-QSB

                                      Index







PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets - June 30, 1998 and September 30, 1998 (unaudited).....2

         Statements of Operations - three months ended September 30, 1998 and 1997 (unaudited)..................................................3

         Statement of Changes in Stockholders' Deficiency - three months ended September 30, 1998 (unaudited)..................................4

         Statements of Cash Flows - three months ended September 30, 1998 and
         1997 (unaudited)......................................................5

         Notes to Unaudited Financial Statements...............................6

Item 2.  Management's Discussion and Analysis or Plan of Operation............12


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings....................................................17

Item 2.  Changes in Securities and Use of Proceeds ...........................17

Item 4.  Submission of Matters to a Vote of Security Holders..................17

Item 6.  Exhibits and Reports on Form 8-K.....................................18

         Signatures...........................................................19

                             SmartServ Online, Inc.

                                 Balance Sheets


                                                                             September 30,              June 30,
                                                                                 1998                     1998
                                                                          --------------------     -------------------
                                                                              (Unaudited)
Assets
Current assets
   Cash and cash equivalents                                                $       37,759         $         354,225
   Accounts receivable, net of an allowance for losses
       of $0 at September 30, 1998 and June 30, 1998                                77,056                   111,051
   Prepaid expenses                                                                175,073                   130,603
                                                                          --------------------     -------------------
Total current assets                                                               289,888                   595,879
                                                                          --------------------     -------------------

Property and equipment, net                                                        574,472                   610,537

Other assets
   Capitalized software development costs                                          233,005                       --
   Security deposits                                                                70,437                    70,437
                                                                          --------------------     -------------------
                                                                                   303,442                    70,437
                                                                          --------------------     -------------------

Total Assets                                                                $    1,167,802           $     1,276,853
                                                                          ====================     ===================

Liabilities and Stockholders' Deficiency
Current liabilities
   Accounts payable                                                          $    1,058,080          $       800,545
   Accrued liabilities                                                              639,664                  736,137
   Payroll taxes payable                                                             17,116                    4,294
   Salaries payable                                                                  40,197                   53,014
   Current portion of capital lease obligation                                       78,745                   76,127
   Deferred revenues                                                                960,515                  776,049
                                                                          --------------------     -------------------
Total current liabilities                                                         2,794,317                2,446,166
                                                                          --------------------     -------------------

Long-term portion of capital lease obligation                                        55,093                   77,548

Commitments and Contingencies

Stockholders' Deficiency
Common stock - $.01 par value
   Authorized - 40,000,000 shares
   Issued and outstanding - 836,227 shares at June 30, 1998
       and 992,002 shares at September 30, 1998                                       9,920                    8,362
Additional paid-in capital                                                       18,311,197               18,184,580
Unearned compensation                                                            (4,326,669)              (4,617,924)
Accumulated deficit                                                             (15,676,056)             (14,821,879)
                                                                          --------------------     -------------------
Total stockholders' deficiency                                                   (1,681,608)              (1,246,861)
                                                                          --------------------     -------------------

Total Liabilities and Stockholders' Deficiency                               $    1,167,802          $     1,276,853
                                                                          ====================     ===================

See accompanying notes.

                             SmartServ Online, Inc.

                            Statements of Operations
                                   (Unaudited)


                                                                                          Three Months
                                                                                       Ended September 30
                                                                            ------------------------------------------
                                                                                   1998                  1997
                                                                            -------------------    -------------------

Revenues                                                                      $      349,705         $      200,193
                                                                            -------------------    -------------------

Costs and expenses:
   Costs of revenues                                                                 207,084                377,972
   Product development expenses                                                       27,046                205,073
   Selling, general and administrative
         expenses                                                                    830,858                529,463
                                                                            -------------------    -------------------
   Total costs and expenses                                                        1,064,988              1,112,508
                                                                            -------------------    -------------------

Loss from operations                                                                (715,283)              (912,315)
                                                                            -------------------    -------------------

Other income (expense):
   Interest income                                                                     2,202                  1,087
   Interest expense and other financing costs                                       (141,096)              (606,312)
                                                                            -------------------    -------------------
                                                                                    (138,894)              (605,225)
                                                                            -------------------    -------------------

Net loss                                                                      $     (854,177)        $   (1,517,540)
                                                                            ===================    ===================

Comprehensive loss                                                            $     (854,177)        $   (1,517,540)
                                                                            ===================    ===================

Basic and diluted earnings per share                                          $        (0.92)        $        (2.46)
                                                                            ===================    ===================

Weighted average shares outstanding                                                  931,093                615,833
                                                                            ===================    ===================

See accompanying notes.
                                       3



                             SmartServ Online, Inc.

                  Statement of Changes in Stockholders' Deficiency

                      Three Months Ended September 30, 1998
                                   (Unaudited)






                                                                                   Additional
                                                          Common Stock          Paid-in Capital       Unearned         Accumulated
                                                      Shares       Par Value                         Compensation        Deficit
                                                  ----------------------------- ----------------- ----------------- ----------------

Balance at June 30, 1998                              836,227   $      8,362     $  18,184,580      $(4,617,924)      $ (14,821,879)

Conversion of 216.67 Prepaid Common Stock
   Purchase Warrants into Common Stock
                                                      105,775          1,058           (1,058)               --                  --

Issuance of Common Stock to Prepaid Warrant
   holders as consideration for amending
   certain terms and conditions                        50,000            500          121,375                --                  --

Issuance of Common Stock Purchase Warrants in
   connection with prepayments made by a
   marketing partner
                                                           --             --            6,300                --                  --

Amortization of unearned compensation over the
term of the agreement                                      --             --              --            291,255                  --

Net loss for the period                                    --             --              --                 --            (854,177)
                                                  ------------- --------------- ----------------- ----------------- ----------------

Balance at September 30, 1998                         992,002   $      9,920      $18,311,197      $ (4,326,669)      $ (15,676,056)
                                                  ============= =============== ================= ================= ================


See accompanying notes.

                             SmartServ Online, Inc.

                            Statements of Cash Flows
                                   (Unaudited)


                                                                                          Three Months
                                                                                       Ended September 30
                                                                            -----------------------------------------
                                                                                   1998                  1997
                                                                            -------------------    ------------------

Operating Activities
Net loss                                                                      $    (854,177)         $  (1,517,540)
Adjustments to reconcile net loss to net cash used
    for operating activities:
       Depreciation and amortization of property and equipment                       47,703                 46,073
       Non-cash interest expense and other financing costs                          128,175                615,564
       Amortization of consulting costs                                             330,421                     --
       Amortization of unearned revenues                                            (15,534)                (2,290)
       Amortization and write-off of deferred charges                                    --                 63,000
       Other changes that provided (used) cash
          Accounts receivable                                                        33,995                (31,144)
          Prepaid expenses                                                          (83,636)                 5,162
          Accounts payable and accrued liabilities                                  161,062                495,477
          Accrued interest                                                               --                (16,323)
          Payroll taxes payable                                                      12,822                 83,723
          Salaries payable                                                          (12,817)               (11,791)
          Unearned revenues                                                         200,000                 12,478
          Security deposit reduction                                                     --                 14,253
                                                                            -------------------    ------------------
    Net cash used for operating activities                                          (51,986)              (243,358)
                                                                            -------------------    ------------------

Investing Activities
Purchase of equipment                                                               (11,638)               (11,631)
Capitalization of software development costs                                       (233,005)                    --
                                                                            -------------------    ------------------
    Net cash used for investing activities                                         (244,643)               (11,631)
                                                                            -------------------    ------------------

Financing Activities
Repayment of capital lease obligation                                               (19,837)               (36,876)
Proceeds from the issuance of short-term notes                                           --                196,500
Proceeds from the issuance of warrants, net                                              --              2,643,941
Costs of the issuance of warrants                                                        --                (25,000)
Proceeds from officers' loans                                                            --                 37,500
Repayment of officers' loans                                                             --                (25,000)
                                                                            -------------------    ------------------
    Net cash (used for) provided by financing activities                            (19,837)             2,791,065
                                                                            -------------------    ------------------

Increase (decrease) in cash and cash equivalents                                   (316,466)             2,536,076
Cash and cash equivalents - beginning of period                                     354,225                 93,345
                                                                            -------------------    ------------------

Cash and cash equivalents - end of period                                     $      37,759          $   2,629,421
                                                                            ===================    ==================


See accompanying notes.
                                       5

                             SmartServ Online, Inc.

                     Notes to Unaudited Financial Statements

                               September 30, 1998



1.   Organization

SmartServ Online, Inc. (the "Company") commenced operations on August 20, 1993. The Company makes available online information and transactional services to subscribers through proprietary application software and communication architecture to wireless PCS devices, PCs, PDAs, the Internet, interactive voice response systems, alpha-numeric pagers and screen-based phones. The Company also offers a range of services designed to meet the varied needs of clients of potential strategic marketing partners, such as real-time stock quotes, business and financial news, sports information, research and analysis reports, private-labeled electronic mail, national weather reports, local news and other business and entertainment information. The Company's software architecture and capabilities format information for a particular device and present the information in a user-friendly manner.


2.   Summary of Significant Accounting Policies

Basis of Presentation
---------------------
The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions of Form 10-QSB and Rule 310 of Regulation SB and, therefore, do not include all information and notes necessary for a presentation of results of operations, financial position and cash flows in conformity with generally accepted accounting principles. The balance sheet at June 30, 1998 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended June 30, 1998. In the opinion of the Company, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been made. Results of operations for the three months ended September 30, 1998 are not necessarily indicative of those expected for the year ending June 30, 1999.

The Company has completed development of its core applications software and communications architecture; however, it has yet to generate revenues in an amount sufficient to support its operations. The Company has incurred recurring operating losses and its operations have not produced a positive cash flow.
Additionally, there is no assurance that the Company will generate future revenues or cash flow from operations. The Company's financial statements for the quarter ended September 30, 1998 have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred net losses of $5,040,009, $4,434,482, and $2,966,287 for the years ended June 30,
1998, 1997, and 1996 respectively, and as of September 30, 1998 had an accumulated deficit of $15,676,056. In addition, the Company has a working capital deficiency of $2,504,429 and a deficiency of net assets of $1,681,608. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

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

Comprehensive Income
--------------------
In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Comprehensive Income" ("Statement 130") which requires companies to report a new, additional measure of income on the income statement in a full set of general-purpose financial statements. Comprehensive Income includes foreign currency translation gains and losses and unrealized gains and losses on equity securities that have been previously excluded from income and reflected instead in equity. There were no components of comprehensive income excluded from income and reflected in equity for the three month periods ended September 30, 1998 and 1997.

Capitalized Software Development Costs
--------------------------------------
In connection with certain contracts entered into between the Company and its strategic marketing partners, the Company has capitalized software development costs related to certain product enhancements in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed", effective July 1, 1998.

Recent Accounting Pronouncements
--------------------------------
In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, as amended by SOP 98-4, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). The Company is reviewing the requirements of the SOP and has not determined the impact, if any, that SOP 98-1 will have on the Company. If applicable, SOP 98-1 is required to be adopted by the Company no later than July 1, 1999.



3.   Property and Equipment

Property and equipment consist of the following:

                                                                            September 30,                 June 30,
                                                                                   1998                     1998
                                                                            --------------------      -----------------
   Data processing equipment                                                $        627,399          $       616,587
   Data processing equipment purchased under a capital lease                         246,211                  246,211
   Office furniture and equipment                                                     71,423                   70,597
   Display equipment                                                                   9,635                    9,635
   Leasehold improvements                                                             36,678                   36,678
                                                                            --------------------      -----------------

                                                                                     991,346                  979,708

   Accumulated depreciation, including $69,760 and $57,449 at September 30, 1998 and June 30, 1998, respectively, for equipment purchased
   under a capital lease                                                            (416,874)                (369,171)
                                                                            ====================      =================
                                                                            $        574,472          $       610,537
                                                                            ====================      =================


4.   Equity Transactions

During the period July 1, 1998 through September 30, 1998, holders of 216.67 of the Company's Prepaid Warrants converted such warrants into 105,775 shares of Common Stock at exercise prices ranging from $1.65 to $2.38.

On August 31, 1998, the Company issued 32,953 shares of Common Stock to Zanett Lombardier, Ltd. and 17,047 shares of Common Stock to Bruno Guazzoni in consideration for their agreeing to certain restrictions on the exercise of Prepaid Warrants and the resale of the shares of Common Stock issuable on exercise thereof.

On September 8, 1998, the Company issued warrants to purchase 3,000 shares of Common Stock to Data Transmission Network Corporation ("DTN") for prepayment of certain guaranteed payments in accordance with the Software License and Service Agreement between the parties dated April 23, 1998. Such warrants are exercisable at $3.00 per share of Common Stock.


5.   Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

                                                                   Three Months Ended September 30
                                                               --------------------------------------
                                                                     1998                 1997
                                                               -----------------    -----------------

Numerator:
   Net loss                                                    $     (854,177)      $    (1,517,540)
                                                               =================    =================

Denominator:
   Weighted average shares                                            931,093               615,833
                                                               =================    =================

Basic and diluted earnings per common share                    $       (0.92)       $         (2.46)
                                                               =================    =================

At September 30, 1998 there were, exclusive of the common stock purchase warrants issued in connection with the May 1997 interim financing and the issuance of the Prepaid Warrants, 417,583 common stock purchase warrants outstanding. Such warrants have exercise prices ranging from $3.00 to $72.00 per share and expire from March 2001 through March 2003. Additionally, the Company has established an employee stock option plan for the benefit of directors, employees, and consultants to the Company. These options are intended to qualify as incentive stock options within the meaning of Section 422 of the Internal Revenue Code, as amended, or as nonqualified stock options. The options are partially exercisable after one year from date of grant and no options may be granted after April 15, 2006. At September 30, 1998, there are options outstanding for the purchase of 173,413 shares of the Company's Common Stock. None of the warrants or options have been included in the computation of diluted loss per share because their inclusion would be antidilutive.


6.   Commitments and Contingencies

By letter dated April 10, 1998, Michael Fishman, then Vice President of Sales for the Company, resigned his position. On or about April 24, 1998, Mr. Fishman filed a complaint against the Company, Sebastian E. Cassetta and others in the United States District Court for the District of Connecticut. On or about August 20, 1998, Mr. Fishman served a first amended complaint. On December 11, 1998, the Court dismissed the first amended complaint. However, the Court also ruled that Mr. Fishman could move for leave to serve a second amended complaint and that the Company could serve papers in opposition to any such motion. By motion dated January 7, 1999, Mr. Fishman moved for leave to serve a second amended complaint. On February 16, 1999, the Company filed papers in opposition to Mr. Fishman's motion for leave to serve a second amended complaint. That motion is currently pending.

In his proposed second amended complaint, Mr. Fishman alleges, among other things, that (i) he relied on false statements that the Company allegedly made, in filings with the Securities and Exchange Commission and otherwise, in accepting a position with the Company and (ii) the Company constructively discharged him by breaching the terms of its employment agreement with him. The proposed second amended complaint seeks to assert claims against the Company for
(i) fraud under the federal securities laws, (ii) breach of various terms of the Company's employment agreement with Mr. Fishman, (iii) breach of the implied duty of good faith and fair dealing, (iv) fraudulent misrepresentation, (v) negligent misrepresentation, (vi) intentional misrepresentation and (vii) failure to pay wages.

In his proposed second amended complaint, Mr. Fishman seeks judgment for damages in amounts to be determined at trial on each of his claims and he seeks unspecified punitive damages on his claims for fraudulent misrepresentation and failure to pay wages. He also seeks reimbursement for the costs, including attorneys' fees, that he incurs in prosecuting the action.

No discovery in this action has yet been noticed or taken. Although the Company is vigorously defending this action, there can be no assurance that it will be successful.


7.       Subsequent Events

On December 3, 1998, the Company completed an interim financing of $500,000 of securities of the Company. The Company sold five (5) units, each consisting of a secured convertible note in the principal amount of $100,000 and warrants to purchase Common Stock of the Company. The notes and the warrants are convertible and exercisable, respectively, at $.60 per share of Common Stock. The convertible notes are secured by all of the Company's assets and will mature on November 15, 1999. The convertible notes may be prepaid without premium or penalty. The notes bear interest at eight percent (8%) per annum, payable semi-annually, in kind or in cash at the Company's option. The Company has agreed to register the shares of Common Stock issuable upon exercise of the warrants and conversion of the notes. In addition to customary fees and expenses, Spencer Trask Securities, Inc. ("Spencer Trask"), the placement agent, received for nominal consideration, warrants to purchase ten percent (10%) of the shares of Common Stock of the Company issuable on conversion of the notes and exercise of the warrants at $.72 per share.

On November 24, 1998, a holder of 50 of the Company's Prepaid Warrants converted such warrants into 66,313 shares of Common Stock at an exercise price of $.754 per share. On December 14, 1998, a holder of 10 of the Company's Prepaid Warrants converted such warrants into 6,470 shares of Common Stock at an exercise price of $1.545 per share.

On December 29, 1998, the Board of Directors approved the terms of employment contracts for Messrs. Cassetta and Rossi. Accordingly, the Company and Mr. Cassetta have entered into an employment agreement ("Cassetta Agreement"), effective January 1, 1999 and expiring on December 31, 2001, providing for (i) base compensation of $185,000 per annum, (ii) additional compensation of up to 100% of base compensation, (iii) continuation of existing life and disability insurance policies, (iv) all benefits available to other employees and (v) the sale to him of 618,239 shares of restricted stock, representing 9% of the fully diluted shares of Common Stock of the Company. Mr. Cassetta's additional compensation will be equal to 10% of his base compensation for each 10% increase in sales during the first year of the Cassetta Agreement, subject to a maximum of 100% of base compensation. In each subsequent year of the Cassetta Agreement, Mr. Cassetta will receive additional compensation equal to 5% of his base compensation for each 5% increase in sales, subject again to a maximum of 100% of base compensation. The purchase price of the restricted stock shall be equal to 110% of fair market value of the Company's Common Stock for the 30 days preceding the purchase ($2.20 per share). The purchase price will be paid with a 5 year, non-recourse promissory note, secured by the stock, at an interest rate of 1% below the prime rate on the date of the stock purchase agreement ("Cassetta Stock Purchase Agreement") contemplated by the Cassetta Agreement. The Cassetta Stock Purchase Agreement contains certain repurchase options for the Company's behalf, as well as a put option for Mr. Cassetta's behalf in the event of the termination of his employment. In the event that Mr. Cassetta's employment is terminated without cause, Mr. Cassetta will receive a lump sum severance payment equal to his full base salary for the remaining term of the Cassetta Agreement, discounted to the present value using an 8% discount rate and continuing benefit coverage for the lesser of 12 months or the remaining term of the Cassetta Agreement.

The Company and Mr. Rossi have also entered into an employment agreement ("Rossi Agreement"), effective January 1, 1999 and expiring on December 31, 2001, providing for (i) base compensation of $135,000 per annum, (ii) additional compensation of up to 50% of base compensation, (iii) continuation of existing life and disability insurance policies, (iv) all benefits available to other employees and (v) the sale to him of 206,080 shares of restricted stock, representing 3% of the fully diluted shares of Common Stock of the Company. Mr. Rossi's additional compensation will be equal to 5% of his base compensation for each 10% increase in sales during year the first year of the Rossi Agreement, subject to a maximum of 50% of base compensation. In each subsequent year of the Rossi Agreement, Mr. Rossi will receive additional compensation equal to 2.5% of base compensation for each 5% increase in sales, subject again to a maximum of 50% of base compensation. The purchase price of the restricted stock shall be equal to 110% of fair market value for the 30 days preceding the purchase ($2.20 per share). The purchase price will be paid with a 5 year, non-recourse promissory note, secured by the stock, at an interest rate of 1% below the prime rate on the date of the stock purchase agreement ("Rossi Stock Purchase
Agreement") contemplated by the Rossi Agreement. The Rossi Stock Purchase Agreement contains certain repurchase options for the Company's behalf, as well as a put option for Mr. Rossi's behalf in the event of the termination of his employment. In the event that Mr. Rossi's employment is terminated without cause, Mr. Rossi will receive a lump sum severance payment equal to his full base salary for the remaining term of the Rossi Agreement, discounted to the present value using an 8% discount rate and continuing benefit coverage for the lesser of 12 months or the remaining term of the Rossi Agreement.

On December 29, 1998, the Board approved a plan to compensate non-employee directors for their service to the Company. The Company will pay them $1,000 per meeting attended, as well as reimbursement for all travel related expenses and grant them warrants to purchase 10,000 shares of the Company's Common Stock at the commencement of each calendar year.

On January 26, 1999, the Company and the holders of a majority of the Company's Common Stock (on a fully diluted basis) signed a Letter of Intent with DTN, whereby the Company would be merged with a subsidiary of DTN. The transaction is subject to the execution of a definitive merger agreement which the parties anticipate will be executed no later than March 31, 1999. Under the terms of the proposed transaction, the holders of the Company's Common Stock will receive shares of DTN Common Stock having an aggregate market value equal to the lesser of $14,850,000 or the amount determined by multiplying $3.20 by the number of shares of the Company's Common Stock outstanding on an as if and fully diluted basis. The market value of a share of DTN Common Stock for purposes of the proposed transaction would be based upon the average of its closing prices on the Nasdaq Stock Market for each of the 10 trading days ending on the third trading day prior to the date of the closing of the proposed transaction; however, the value would not be lower than $28.35 or higher than $34.65. The Letter of Intent provides that DTN will file a registration statement with the Securities and Exchange Commission prior to the closing of the transaction covering all of the DTN Common Shares to be issued to the Company's stockholders. While effective, this registration statement will permit the Company's stockholders to sell in the public market those shares of DTN Common Stock received upon consummation of the merger.

On February 22, 1999, the Company, DTN and Spencer Trask entered into an agreement providing for the settlement of the Company's obligation under a Letter Agreement, dated August 11, 1998, to pay Spencer Trask 5% of the consideration received in a merger. At the closing of the merger transaction with DTN, in lieu of any rights it may have under the Letter Agreement, Spencer Trask will receive (i) $250,000, (ii) 5,000 registered shares of DTN Common Stock, and (iii) registered shares of DTN Common Stock sufficient to affect the cashless exercise of certain common stock purchase warrants held by Spencer Trask. If the closing of the merger transaction shall not occur before June 30, 1999 or the acquisition is otherwise abandoned, the Letter Agreement shall be reinstated.

On January 28, 1999, the Company completed an interim financing of $50,000 of securities of the Company with Bruno Guazzoni, an investor in the Company's Prepaid Warrants. Such securities, consisting of convertible notes and warrants, contain terms identical to those offered to investors in the interim financing described above.

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

The Company's plan of operation includes programs for marketing and developing strategic marketing relationships with key partners that provide access to large numbers of potential subscribers for its monthly services. The Company's strategy of forming alliances with strategic marketing partners that have established relationships with its potential customers enables the Company to maximize its market reach at minimal operating costs. The flexibility of the Company's application software and communications architecture enables the customization of each information package offered to each strategic marketing partner, and in turn to their end users. The use of this model has resulted in the distribution of SmartServ information products by DTN as "DTNIQ", "TradeNet" and "BrokerNet", Sprint/United Management Corp. as "Sprint Information Services", CIDCO Inc. as "CIDCO Information Services" and ALLTEL Communications Company as "ALLTEL Information Services".

As an early entrant in the dynamic market for distribution of financial information and trading services via wireless devices, the Company is developing strategic marketing relationships with wireless equipment manufactures, carriers and potential corporate partners. Management believes the wireless area has tremendous potential for distribution of the Company's information products and as source of revenues from "fee based" transactions such as stock trading.

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

Management believes that most of the Company's revenues will ultimately be derived from end users that purchase the Company's services through strategic marketing partners with mass distribution capabilities. The Company anticipates that strategic marketing partners will brand the Company's "bundled" information services with their own private label, promote the packaged offering and then distribute the Company's information package on wireless PCS devices, PCs, PDAs, the Internet, interactive voice response systems, alpha-numeric pagers and screen-based phones to their clients. The Company has the ability to customize the information package to be offered to each strategic marketing partner, and in turn to their end users. With the licensing of three of the Company's Internet products to DTN, the Company has discontinued efforts to develop a direct subscriber base.

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


Results of Operations

As discussed above, the Company has discontinued its efforts to market products to the retail market via its own direct marketing programs. Currently, the Company is working with businesses that desire to provide new services, such as those provided by the Company, to an existing base of clients and it continues to seek relationships with other brokerage firms and disseminators of financial information, whose clients can benefit from the efficiency, convenience and timeliness of the information services provided by the Company. The high quality of the Company's services and systems' architecture continues to draw interest from potential partners and while the Company continues to have discussions about potential marketing opportunities with major telecommunications and stock brokerage companies, there can be no assurance that the Company will enter into agreements with any such companies.


Quarter Ended September 30, 1998 vs. Quarter Ended September 30, 1997

During the quarter ended September 30, 1998, the Company earned revenues of $349,705, primarily from the sale of its products to customers of DTN. During the quarter ended September 30, 1997, sales of the Company's information services were $162,693, primarily from the SmartServ Online "Pro" real-time stock quote service. Additionally, the Company recorded revenues of $37,500 related to enhancement, implementation, and marketing of services associated with its arrangement with Schroder & Co., Inc. At September 30, 1998 and 1997, the Company recorded deferred revenues of $960,515 and $35,102, respectively. Such amounts result from customer prepayments and are recognized as services are provided throughout the term of the contract.

During the quarter ended September 30, 1998, the Company incurred costs of services of $207,084. Such costs consisted primarily of information and communication costs ($95,700), personnel costs ($29,100), and computer hardware leases, depreciation and maintenance costs ($80,800). During the quarter ended September 30, 1997, the Company incurred costs of services of $377,972. Such costs consisted primarily of information and communication costs ($190,500), personnel costs ($91,500), and computer hardware leases, depreciation and maintenance costs ($79,700). Information and communication costs decreased in the quarter ended September 30, 1998, compared to the prior year as a result of the licensing agreement entered into between the Company and DTN. In accordance with the terms of the agreement, DTN has assumed responsibility for such costs related to the delivery of information and the growth of the infrastructure relative to support of the customers of DTN. Personnel costs decreased in the quarter ended September 30, 1998 compared to the quarter ended September 30, 1997 as a result of the migration of personnel resources into product development areas in 1998. Product development costs were $27,046 and $205,073 for the quarters ended September 30, 1998 and 1997, respectively. Such costs consisted primarily of personnel costs ($3,000 in 1998 and $144,400 in 1997) and computer system consultants ($16,500 in 1998 and $54,900 in 1997). The decrease in the product development costs for the quarter ended September 30, 1998 compared to the quarter ended September 30, 1997 results from the capitalization of software development costs related to certain product enhancements in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" ("Statement 86"). During the quarter ended September 30, 1998, the Company capitalized $233,005 of development costs in accordance with Statement 86. No such costs were capitalized during the quarter ended September 30, 1997.

During the quarter ended September 30, 1998, the Company incurred selling, general and administrative expenses of $830,858 vs. $529,463 for the quarter ended September 30, 1997. Such costs were incurred primarily for personnel costs ($185,000), marketing and advertising costs ($61,800), professional fees ($488,400), facilities ($49,007), and telecommunications costs ($14,725). Included in professional fees are non-cash charges of $330,421 resulting from the issuance of common stock purchase warrants to financial consultants. Such common stock purchase warrants were recorded in accordance with the Black-Scholes pricing methodology. Selling, general and administrative expenses for the quarter ended September 30, 1997 were incurred primarily for personnel costs ($212,000), facilities ($48,700), marketing and advertising costs ($37,200), professional fees ($113,300), and telecommunications costs ($22,000). Included in professional fees during the quarter ended September 30, 1997 is a non-cash charge of $63,000 for the write-off of prepaid consulting fees incurred in connection with the Company's Initial Public Offering ("IPO") of securities.

Interest income for the quarter ended September 30, 1998 and 1997 amounted to $2,202 and $1,087, respectively. Such amounts were earned primarily from the Company's cash balances. Interest and financing costs for the quarters ended September 30, 1998 and 1997 were $141,096 and $606,312. During the period ended September 30, 1998, such costs were primarily attributable to the issuance of 50,000 shares of Common Stock to Zanett Lombardier, Ltd and Bruno Guazzoni, holders of $1,669,000 of Prepaid Warrants, in consideration of such holders agreeing to restrictions on the exercise of the Prepaid Warrants and the resale of the shares of Common Stock issuable upon such exercise. The issuance of such shares was recorded in the financial statements at fair market value. During the period ended September 30, 1997, such amounts were incurred primarily in connection with the issuance of short-term notes payable and associated common stock purchase warrants. The common stock purchase warrants have been recorded in the financial statements in accordance with the Black-Scholes pricing methodology.


Capital Resources and Liquidity

Since inception of the Company on August 20, 1993 through March 21, 1996, the date of the IPO, the Company had funded its operations through a combination of private debt and equity financings totaling $3,610,000 and $12,877,500 respectively.

On September 30, 1997, Zanett Securities Corporation ("Zannett"), acting as placement agent for the Company, completed a private placement ( "1997 Placement") of $4 million of the Company's prepaid common stock purchase warrants ("Prepaid Warrants"). The Prepaid Warrants expire on September 30, 2000. As part of the 1997 Placement, Zanett Lombardier, Ltd converted a note payable of $772,222, issued pursuant to a Line of Credit Agreement dated May 29, 1997, as amended, and accrued interest thereon of $63,837 into Prepaid Warrants. The net proceeds of the 1997 Placement of $2,643,941 were used for general working capital requirements.

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

In September 1998, DTN advanced the Company the last 2 payments under its licensing agreement to enhance the Company's cash flow. In addition to a 12% discount for the cost of money, DTN received warrants to purchase 3,000 shares of Common Stock exercisable at $3.00 per share.

Although the Company believes that both Sprint and DTN have the experience and the financial ability to distribute the Company's services to thousands of potential customers, there can be no assurance that the products and services will be accepted by the ultimate consumer on a widespread basis.

On August 11, 1998, the Company entered into a letter of intent, as amended on November 24, 1998, with Spencer Trask Securities, Inc. ("Spencer Trask") (the "Letter of Intent") which provided for the retention of Spencer Trask to act as exclusive placement agent in connection with a private placement ("Placement") by the Company of a minimum of $5,000,000 and a maximum of $10,000,000 of securities of the Company. The Placement was conditioned upon the occurrence of a one-for-six reverse stock split which was effective on October 26, 1998. The Letter of Intent provided that the Company would offer a minimum of 50 units and a maximum of 100 units at a gross purchase price of $100,000, each unit consisting of shares of convertible preferred stock (the "Preferred Shares"). The number of Preferred Shares was to be determined by dividing the unit price of $100,000 by $1.019; 75% of the average closing bid price for the Company's Common Stock for the 15 days following the effective date of the Reverse Stock Split. Thus the proposed private placement would have resulted in the issuance of approximately 4,907,000 shares of Common Stock at the minimum offering and approximately 9,813,500 shares at the maximum offering.

In anticipation of completing the Placement discussed above, the Company completed an interim financing of $500,000 of securities of the Company on November 24, 1998. The Company sold five (5) units, each consisting of a secured convertible note in the principal amount of $100,000 and warrants to purchase Common Stock of the Company. The notes and the warrants are convertible and exercisable, respectively, at $.60 per share of Common Stock. The convertible notes are secured by all of the Company's assets and will mature on November 15, 1999. The convertible notes may be prepaid without premium or penalty. The notes bear interest at eight percent (8%) per annum, payable semi-annually, in kind or in cash at the Company's option. The Company has agreed to register the shares of Common Stock issuable upon exercise of the warrants and conversion of the notes. In addition to customary fees and expenses, the placement agent has received for nominal consideration, warrants to purchase ten percent (10%) of the shares of Common Stock of the Company issued on conversion of the notes and exercise of the warrants at $.72 per share.

On January 26, 1999, the Company and the holders of a majority of the Company's Common Stock signed a Letter of Intent with Data Transmission Network Corporation ("DTN"), whereby SmartServ would be merged with a subsidiary of DTN. The transaction is subject to the execution of a definitive merger agreement which the parties anticipate will be executed no later than March 31, 1999. Under the terms of the proposed transaction, the holders of the Company's Common Stock will receive shares of DTN Common Stock having an aggregate market value equal to the lesser of $14,850,000 or the amount determined by multiplying $3.20 by the number of shares of the Company's Common Stock outstanding on an as if and fully diluted basis. The market value of a share of DTN Common Stock for purposes of the proposed transaction would be based upon the average of its closing prices on the Nasdaq Stock Market for each of the 10 trading days ending on the third trading day prior to the date of the closing of the proposed transaction; however, the value would not be lower than $28.35 or higher than $34.65. The Letter of Intent provides that DTN will file a registration statement with the Securities and Exchange Commission prior to the closing of the transaction covering all of the DTN Common Shares to be issued to the Company's stockholders. Once effective, this registration statement will permit the Company's stockholders to sell in the public market the DTN Common Stock received upon consummation of the merger.

On January 28, 1999, the Company completed an additional financing of $50,000 of securities of the Company with Bruno Guazzoni, an investor in the Company's Prepaid Warrants. Such securities, consisting of convertible notes and warrants, contain terms identical to those offered to investors in the November financing described above.

DTN has agreed to provide the Company with liquidity sufficient to support its operations. Such funds are being advanced against future revenues to be earned pursuant to the Software Licensing Agreement between the Company and DTN.

The Company's management believes that upon the successful implementation of its marketing plan, sufficient revenues will be generated to meet operating requirements. Management also believes that the successful execution of its proposed plan of operations will generate sufficient cash flow from operations to enable the Company to offer its services on an economically sound basis. No assurance can be given that such goals will be obtained or that any expected revenues or cash flows will be achieved. Additionally, no assurance can be given that the Company will consummate either the financing arrangement or the merger with DTN.


Certain Factors That May Affect Future Results
----------------------------------------------

From time to time, information provided by the Company, statements made by its employees or information included in its filings with the Securities and Exchange Commission (including this Form 10-QSB) may contain statements which are not historical facts, so-called "forward-looking statements". These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual future results may differ significantly from those stated in any forward-looking statements. Forward-looking statements involve a number of risks and uncertainties, including, but not limited to, product demand, pricing, market acceptance, litigation, intellectual property rights, risks in product and technology development, product competition, limited number of customers, key personnel, potential transactions, and other risk factors detailed in this Quarterly Report on Form 10-QSB and in the Company's other Securities and Exchange Commission filings.

PART 2.  OTHER INFORMATION


                             SmartServ Online, Inc.



Item 1.    Legal Proceedings

By letter dated April 10, 1998, Michael Fishman, then Vice President of Sales for the Company, resigned his position. On or about April 24, 1998, Mr. Fishman filed a complaint against the Company, Sebastian E. Cassetta and others in the United States District Court for the District of Connecticut. On or about August 20, 1998, Mr. Fishman served a first amended complaint. On December 11, 1998, the Court dismissed the first amended complaint. However, the Court also ruled that Mr. Fishman could move for leave to serve a second amended complaint and that the Company could serve papers in opposition to any such motion. By motion dated January 7, 1999, Mr. Fishman moved for leave to serve a second amended complaint. On February 16, 1999, the Company filed papers in opposition to Mr. Fishman's motion for leave to serve a second amended complaint. That motion is currently pending.

In his proposed second amended complaint, Mr. Fishman alleges, among other things, that (i) he relied on false statements that the Company allegedly made, in filings with the Securities and Exchange Commission and otherwise, in accepting a position with the Company and (ii) the Company constructively discharged him by breaching the terms of its employment agreement with him. The proposed second amended complaint seeks to assert claims against the Company for
(i) fraud under the federal securities laws, (ii) breach of various terms of the Company's employment agreement with Mr. Fishman, (iii) breach of the implied duty of good faith and fair dealing, (iv) fraudulent misrepresentation, (v) negligent misrepresentation, (vi) intentional misrepresentation and (vii) failure to pay wages.

In his proposed second amended complaint, Mr. Fishman seeks judgment for damages in amounts to be determined at trial on each of his claims and he seeks unspecified punitive damages on his claims for fraudulent misrepresentation and failure to pay wages. He also seeks reimbursement for the costs, including attorneys' fees, that he incurs in prosecuting the action.

No discovery in this action has yet been noticed or taken. Although the Company is vigorously defending this action, there can be no assurance that it will be successful.


Item 2.    Changes in Securities and Use of Proceeds

Between July 1, 1998 and December 31, 1998, 276.67 Prepaid Warrants were converted into an aggregate of 178,560 shares of Common Stock of the Company. No sales commissions were paid in connection with such conversions. The shares were issued in reliance upon the exemption from registration provided by Section 3
(a) (9) of the Securities Act of 1933, as amended (the "Securities Act").

On August 31, 1998, the Company issued 32,953 shares of Common Stock to Zanett Lombardier, Ltd and 17,047 shares of Common Stock to Bruno Guazzoni in consideration for their agreeing to certain restrictions on the exercise of Prepaid Warrants held by them and the resale of the shares of Common Stock issuable on exercise thereof. No commissions were paid in connection with such transaction. The shares were issued in reliance upon the exemption from registration provided by Section 4 (2) of the Securities Act.

On September 8, 1998, the Company issued 3,000 common stock purchase warrants to DTN for prepayment of certain guaranteed payments in accordance with the Software License and Service

Agreement between the parties dated April 23, 1998. Such warrants are exercisable at $3.00 per share of Common Stock. These Shares and warrants will be issued in reliance upon the exemption from registration provided by Section 4
(2) of the Securities Act.

On November 17, 1998, the Company issued 125,000 shares of Common Stock and warrants to purchase 16,667 shares of Common Stock, exercisable at $5.00 per share until November 11, 2001, to Mr. Steven Francesco, a former officer of the Company, as partial consideration for the settlement of his claims against the Company and certain of its officers and directors. These shares and warrants were issued in reliance upon the exemption from registration provided by Section 4 (2) of the Securities Act.

Between November 20, 1998 and December 3, 1998, the Company issued warrants to purchase 833,333 shares of Common Stock to investors in connection with the issuance of $500,000 of convertible notes. The notes are convertible at $.60 per share and mature on November 15, 1999. The warrants are exercisable at $.60 per share and expire on the fifth anniversary of the date of issuance. Spencer Trask received a commission of $50,000 and an unaccountable expense allowance of $15,000 in connection with this transaction. Additionally, the Company. issued warrants to purchase 166,667 shares of Common Stock to Spencer Trask exercisable at $.72 per share. These notes and warrants were issued in reliance upon the exemption from registration provided by Section 4 (2) of the Securities Act.

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

On January 20, 1999, the Company agreed to cancel warrants to purchase 20,833 shares of Common Stock exercisable at $15.75 and $19.50 per share to Mr. Steven Rosner, a financial advisor to the Company, and to grant Mr. Rosner warrants to purchase 40,833 shares of Common Stock at $.60 per share for his efforts at arranging the Company's relationship with Spencer Trask. Such warrants will expire on January 20, 2004. These warrants will be issued in reliance upon the exemption from registration provided by Section 4 (2) of the Securities Act.

On January 28, 1999, the Company issued warrants to purchase 83,333 shares of Common Stock to Mr. Bruno Guazzoni, an investor in the Company's Prepaid Warrants, in connection with the issuance of $50,000 of convertible notes. The notes are convertable at $.60 per share and mature an November 15, 1999. The warrants are exercisable at $.60 per share and expire on the fifth anniversary of the date of issuance. Spencer Trask received a commission of $5,000 and an unaccountable expense allowance of $1,500 in connection with this transaction. These warrants were issued in reliance upon the exemption from registration provided by Section 4 (2) of the Securities Act.

Item 4.    Submission of Matters to a Vote of Security Holders

(a)    Date of Special Meeting - October 15, 1998

(b) The Company's shareholders approved an amendment to the Company's Amended and Restated Certificate of Incorporation to effect a one-for-six reverse stock spilt of the issued and outstanding shares of the Company's Common Stock, par value $.01 per share.

       Shareholder Votes
       -----------------
       For:              3,016,950
       Against:            741,815
       Abstentions:          4,900
       Broker Non-votes:         0

Item 6.    Exhibits and Reports on Form 8 - K

(a)    The following exhibit is included herein:

           Exhibit 27 - Financial Data Schedule

(b)    Reports of Form 8-K

           The Company did not file any reports on Form 8-K during the three months ended September 30, 1998.

                             SmartServ Online, Inc.


                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                     SmartServ Online, Inc.
                                                     (Registrant)

                                                     By:


Date:  March 1, 1999                             /S/  SEBASTIAN E. CASSETTA
       -----------------                             ---------------------------
                                                     Sebastian E. Cassetta
                                                     Chairman of the Board,
                                                     Chief Executive Officer




Date: March 1, 1999                              /S/  THOMAS W. HALLER
      -----------------                              ---------------------------
                                                     Thomas W. Haller
                                                     Chief Financial Officer,
                                                     Treasurer