Form 10QSB
period 1998-12-31
SMARTSERV ONLINE INC
filed 1999-03-02
CIK 1005698

================================================================================


                                   FORM 10-QSB

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended December 31, 1998

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

                             SmartServ Online, Inc.

                                   Form 10-QSB

                                      Index





PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Balance Sheets - June 30, 1998 and December 31, 1998 (unaudited).....2

          Statements of Operations - three months ended December 31, 1998 and
          1997 and six months ended December 31, 1998 and 1997 (unaudited).....3

          Statement of Changes in Stockholders' Deficiency - six months ended December 31, 1998 (unaudited)..................................4

          Statements of Cash Flows - three months ended December 31, 1998 and
          1997 and six months ended December 31, 1998 and 1997 (unaudited).....5

          Notes to Unaudited Financial Statements..............................6

Item 2.   Management's Discussion and Analysis or Plan of Operation...........12


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings...................................................18

Item 2.   Changes in Securities and Use of Proceeds...........................18

Item 6.   Exhibits and Reports on Form 8-K....................................19

          Signatures..........................................................20


                             SmartServ Online, Inc.

                                 Balance Sheets



                                                                             December 31,                June 30,
                                                                                 1998                      1998
                                                                          --------------------      -------------------
                                                                              (Unaudited)
Assets
Current assets
   Cash                                                                      $       36,564         $         354,225
   Accounts receivable, net of an allowance for losses
       of $-0- at December 31, 1998 and June 30, 1998                                76,240                   111,051
   Prepaid expenses                                                                 120,315                   130,603
                                                                          --------------------      -------------------
Total current assets                                                                233,119                   595,879
                                                                          --------------------      -------------------

Property and equipment - net                                                        535,750                   610,537

Other assets
   Capitalized software development costs - net                                     476,396                        --
   Deferred financing costs                                                          92,780                        --
   Security deposits                                                                 70,437                    70,437
                                                                          --------------------      -------------------
                                                                                    639,613                    70,437
                                                                          --------------------      -------------------

Total Assets                                                                 $    1,408,482           $     1,276,853
                                                                          ====================      ===================

Liabilities and Stockholders' Deficiency
Current liabilities
   Notes payable                                                             $      641,794                        --
   Accounts payable                                                               1,286,395           $       800,545
   Accrued liabilities                                                              501,793                   736,137
   Accrued interest payable                                                           3,776                        --
   Payroll taxes payable                                                              2,182                     4,294
   Salaries payable                                                                  20,216                    53,014
   Current portion of capital lease obligation                                       81,459                    76,127
   Deferred revenues                                                                958,032                   776,049
                                                                          --------------------      -------------------
Total current liabilities                                                         3,495,647                 2,446,166
                                                                          --------------------      -------------------

Long-term portion of capital lease obligation                                        31,863                    77,548

Stockholders' Deficiency
Common stock - $.01 par value
   Authorized - 40,000,000  shares
   Issued and outstanding - 836,227 shares at June 30, 1998
       and 1,189,787 shares at December 31, 1998                                     11,898                     8,362
Common stock subscribed                                                           1,812,554                        --
Notes receivable from officers                                                   (1,812,554)                       --
Additional paid-in capital                                                       20,384,969                18,184,580
Deferred financing costs                                                         (1,271,150)                       --
Unearned compensation                                                            (4,035,414)               (4,617,924)
Accumulated deficit                                                             (17,209,331)              (14,821,879)
                                                                          --------------------      -------------------
Total stockholders' deficiency                                                   (2,119,028)               (1,246,861)
                                                                          --------------------      -------------------

Total Liabilities and Stockholders' Deficiency                               $    1,408,482           $     1,276,853
                                                                          ====================      ===================


See accompanying notes.



                             SmartServ Online, Inc.

                            Statements of Operations
                                   (Unaudited)




                                                          Three Months                             Six Months
                                                       Ended December 31                       Ended December 31
                                             ---------------------------------------  -------------------------------------
                                                   1998                 1997               1998                1997
                                             ------------------    -----------------  ----------------    -----------------

Revenues                                     $      344,024        $     181,594      $      693,729      $     381,787
                                             ------------------    -----------------  ----------------    -----------------

Costs and expenses:
   Costs of revenues                                182,437              340,713             389,521            718,685
   Product development expenses                      24,170              222,632              51,216            427,705
   Selling, general and administrative
      expenses                                    1,001,697              630,764           1,832,555          1,160,227
                                             ------------------    -----------------  ----------------    -----------------
   Total costs and expenses                       1,208,304            1,194,109           2,273,292          2,306,617
                                             ------------------    -----------------  ----------------    -----------------

Loss from operations                               (864,280)          (1,012,515)         (1,579,563)        (1,924,830)
                                             ------------------    -----------------  ----------------    -----------------

Other income (expense):
   Interest income                                      706               21,544               2,908             22,631
   Interest expense and other
     financing costs                               (669,701)             (68,769)           (810,797)          (675,081)
                                             ------------------    -----------------  ----------------    -----------------
                                                   (668,995)             (47,225)           (807,889)          (652,450)
                                             ------------------    -----------------  ----------------    -----------------

Net loss                                     $   (1,533,275)       $  (1,059,740)     $   (2,387,452)     $  (2,577,280)
                                             ==================    =================  ================    =================

Comprehensive loss                           $   (1,533,275)       $  (1,059,740)     $   (2,387,452)     $  (2,577,280)
                                             ==================    =================  ================    =================

Basic common share
and diluted earnings per common share
                                             $        (1.41)       $       (1.72)     $        (2.36)     $       (4.19)
                                             ==================    =================  ================    =================

Weighted average shares outstanding               1,089,881              615,833           1,010,487            615,833
                                             ==================    =================  ================    =================

See accompanying notes.



                             SmartServ Online, Inc.

                Statement of Changes in Stockholders' Deficiency

                       Six Months Ended December 31, 1998
                                   (Unaudited)



                                                                 Notes
                                 Common Stock       Common    Receivable    Additional     Deferred
                                            Par      Stock       from        Paid-in      Financing      Unearned       Accumulated
                                Shares    Value   Subscribed   Officers      Capital        Costs       Compensation      Deficit
                              ------------------- ----------- ------------ ------------- ------------- -------------- --------------

Balance at June 30, 1998       836,227   $8,362          --           --      $18,184,580          --  $(4,617,924)    $(14,821,879)

Conversion of 276.67
   Prepaid Common Stock
   Purchase Warrants into
   Common Stock                178,560   1,786           --           --       (1,786)             --             --             --

Issuance of Common Stock to
   Prepaid Warrant holders
   as consideration for
   amending certain terms
   and conditions               50,000     500           --           --       121,375             --            --              --

Issuance of Common Stock
   Purchase Warrants in
   connection with
   prepayments made by a
   marketing partner                --      --           --           --         6,300             --            --              --

Issuance of 1,000,000
   Common Stock Purchase
   Warrants in connection
   with the issuance of 8%
   convertible note                 --      --           --           --     1,430,000    $(1,430,000)            --              --

Beneficial conversion
   feature of 8%
   convertible notes                --      --           --           --       500,000             --            --              --

Issuance of Common Stock in
   partial settlement of
   litigation                 125,000    1,250           --           --       131,500             --            --              --

Issuance of Common Stock
   Purchase Warrants in
   partial settlement of
   litigation                      --       --           --           --        13,000             --            --              --

Amortization of unearned
   compensation over the
   term of the agreement           --       --           --           --            --             --      $582,510              --

Amortization of deferred
   financing costs in
   connection with the
   issuance of convertible
   notes                           --      --           --           --            --        158,850            --              --

Common Stock subscriptions
   and notes receivable in
   connection with
   officers' employment
   agreements                      --      --     $1,812,554  $(1,812,554)         --             --            --              --

Net loss for the period            --      --           --           --            --             --            --      (2,387,452)
                              ---------- -------- ----------- ------------ ------------- ------------- -------------- --------------

Balance at December 31, 1998  1,189,787  $11,898  $1,812,554  $(1,812,554) $20,384,969   $(1,271,150)   $(4,035,414)   $(17,209,331)
                              ========== ======== =========== ============ ============= ============= ============== ==============

See accompanying notes.




                             SmartServ Online, Inc.

                            Statements of Cash Flows
                                   (Unaudited)

                                                                Three Months                             Six Months
                                                              Ended December 31                      Ended December 31
                                                     ------------------------------------   -------------------------------------
                                                           1998               1997                1998               1997
                                                     -----------------   ----------------   -----------------   -----------------

Operating Activities
Net loss                                               $ (1,533,275)       $ (1,059,740)      $ (2,387,452)       $ (2,577,280)
Adjustments to reconcile net loss to net cash used
for operating activities:
    Depreciation and amortization of property
       and equipment                                         49,779              47,264             97,482              93,337
    Non-cash interest expense and other
       financing costs                                      666,070              66,000            794,245             681,564
    Amortization of consulting costs                        335,004              80,975            665,425              80,975
    Amortization of unearned revenues                       (15,534)             (2,377)           (31,068)             (4,667)
    Amortization and write-off of deferred charges               --                  --                 --              63,000
    Amortization of capitalized software costs               19,419                  --             19,419                  --
    Other changes that provided (used) cash
       Accounts receivable                                      816              53,764             34,811              22,620
       Prepaid expenses                                      11,009               7,920            (72,627)             13,082
       Accounts payable and accrued liabilities             377,988            (388,198)           539,050             107,279
       Accrued interest payable                               3,776                  --              3,776             (16,323)
       Payroll taxes payable                                (14,934)           (107,524)            (2,112)            (23,801)
       Salaries payable                                     (19,981)             51,657            (32,798)             39,866
       Unearned revenues                                     13,051               3,377            213,051              15,855
       Security deposit reduction                                --                  --                 --              14,253
                                                     -----------------   ----------------   -----------------   -----------------
    Net cash used for operating activities                 (106,812)         (1,246,882)          (158,798)         (1,490,240)
                                                     -----------------   ----------------   -----------------   -----------------

Investing Activities
Purchase of equipment                                       (11,057)            (31,245)           (22,695)            (42,876)
Capitalization of software development costs               (262,810)                 --           (495,815)                 --
                                                     -----------------   ----------------   -----------------   -----------------
    Net cash used for investing activities                 (273,867)            (31,245)          (518,510)            (42,876)
                                                     -----------------   ----------------   -----------------   -----------------

Financing Activities
Repayment of capital lease obligation                       (20,516)            (17,935)           (40,353)            (54,811)
Proceeds from the issuance of notes                         435,000                  --            435,000             196,500
Proceeds from the issuance of warrants, net                      --                  --                 --           2,643,941
Deferred financing costs                                    (35,000)                 --            (35,000)            (25,000)
Proceeds from officers' loans                                    --                  --                 --              37,500
Repayment of officers' loans                                     --             (12,500)                --             (37,500)
                                                     -----------------   ----------------   -----------------   -----------------
    Net cash provided by (used for) financing
    activities                                              379,484             (30,435)           359,647           2,760,630
                                                     -----------------   ----------------   -----------------   -----------------

Increase (decrease) in cash                                  (1,195)         (1,308,562)          (317,661)          1,227,514
Cash - beginning of period                                   37,759           2,629,421            354,225              93,345
                                                     -----------------   ----------------   -----------------   -----------------

Cash - end of period                                   $     36,564        $  1,320,859       $     36,564        $  1,320,859
                                                     =================   ================   =================   =================


See accompanying notes.

                             SmartServ Online, Inc.

                     Notes to Unaudited Financial Statements

                                December 31, 1998



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


2. Summary of Significant Accounting Policies

Basis of Presentation
---------------------
The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions of Form 10-QSB and Rule 310 of Regulation SB and, therefore, do not include all information and notes necessary for a presentation of results of operations, financial position and cash flows in conformity with generally accepted accounting principles. The balance sheet at June 30, 1998 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended June 30, 1998. In the opinion of the Company, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been made. Results of operations for the six months ended December 31, 1998 are not necessarily indicative of those expected for the year ending June 30, 1999.

The Company has completed development of its core applications software and communications architecture; however, it has yet to generate revenues in an amount sufficient to support its operations. The Company has incurred recurring operating losses and its operations have not produced a positive cash flow.
Additionally, there is no assurance that the Company will generate future revenues or cash flow from operations. The Company's financial statements for the six months ended December 31, 1998 have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred net losses of $5,040,009, $4,434,482, and $2,966,287 for the years ended June 30, 1998, 1997, and 1996 respectively, and as of December 31, 1998 had an accumulated deficit of $17,209,331. In addition, the Company has a working capital deficiency of $3,262,528 and a deficiency of net assets of $2,119,028. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

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

Comprehensive Income
--------------------
In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Comprehensive Income" ("Statement 130") which requires companies to report a new, additional measure of income on the income statement in a full set of general-purpose financial statements. Comprehensive Income includes foreign currency translation gains and losses and unrealized gains and losses on equity securities that have been previously excluded from income and reflected instead in equity. There were no components of comprehensive income excluded from income and reflected in equity for the six month periods ended December 31, 1998 and 1997.

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



3. Property and Equipment

Property and equipment consist of the following:

                                                                            December 31,                 June 30,
                                                                                   1998                    1998
                                                                            -------------------      -----------------
   Data processing equipment                                                $        638,456         $       616,587
   Data processing equipment purchased under a capital lease                         246,211                 246,211
   Office furniture and equipment                                                     71,423                  70,597
   Display equipment                                                                   9,635                   9,635
   Leasehold improvements                                                             36,678                  36,678
                                                                            -------------------      -----------------

                                                                                   1,002,403                 979,708

   Accumulated depreciation,  including $82,070 and $57,449 at December 31, 1998 and June 30, 1998, respectively, for equipment purchased
   under a capital lease                                                            (466,653)               (369,171)
                                                                                                     -----------------
                                                                            ===================
                                                                            $        535,750         $       610,537
                                                                            ===================      =================


4.   Notes Payable

In December 1998, the Company sold five (5) units, each consisting of a secured convertible note in the principal amount of $100,000 and warrants to purchase Common Stock of the Company. The notes and the warrants are convertible and exercisable, respectively, at $.60 per share of Common Stock. The convertible notes are secured by all of the Company's assets, mature on November 15, 1999, and are classified as a current liability in the accompanying balance sheet. The notes bear interest at eight percent (8%) per annum, payable semi-annually, in kind or in cash at the Company's option and may be prepaid without premium or penalty. The Company has agreed to register the shares of Common Stock issuable upon exercise of the warrants and conversion of the notes. In addition to customary fees and expenses, Spencer Trask Securities, Inc. ("Spencer Trask"), the placement agent, received for nominal consideration, warrants to purchase ten percent (10%) of the shares of Common Stock of the Company issuable on conversion of the notes and exercise of the warrants at $0.72 per share. The issuance to the noteholders of warrants to purchase 833,333 shares of Common Stock, as well as those issued to Spencer Trask for the purchase of 166,667 shares of Common Stock have been valued in accordance with the Black-Scholes pricing methodology and recorded in stockholders' equity as deferred financing costs. All costs associated with the issuance of the convertible notes are being amortized to interest expense and other financing costs using the interest method. Also in connection with the 8% convertible notes, the Company has recorded a non-cash charge to interest expense and other financing costs representing the perceived cost of the beneficial conversion feature of the notes. Emerging Issues Task Force Issue 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" ("Issue 98-5") defines the beneficial conversion feature as the non-detachable conversion feature that is "in-the-money" at the date of issuance. Issue 98-5 requires the recognition of the intrinsic value of the conversion feature as the difference between the conversion price and the fair value of the common stock into which the notes are convertible. Such amount is limited to the proceeds of the financing ($500,000) and has been recorded in interest expense and other financing costs as of the date of issuance.

On December 30, 1998, the Company executed an agreement with a service provider whereby certain obligations of the Company, amounting to $141,794, were converted into a note payable. The note bears interest at twelve percent (12%) per annum, is payable on demand and has been classified as a current liability in the accompanying balance sheet.

Interest paid during the six months ended December 31, 1998 and 1997 was $20,762 and $18,943, respectively.

5.   Equity Transactions

During the period July 1, 1998 through December 31, 1998, holders of 276.67 of the Company's Prepaid Warrants converted such warrants into 178,560 shares of Common Stock at exercise prices ranging from $.75 to $2.38.

On August 31, 1998, the Company issued 32,953 shares of Common Stock to Zanett Lombardier, Ltd. and 17,047 shares of Common Stock to Bruno Guazzoni in consideration of their agreement to certain restrictions on the exercise of Prepaid Warrants and the resale of the shares of Common Stock issuable on exercise thereof.

On September 8, 1998, the Company issued warrants to purchase 3,000 shares of Common Stock to Data Transmission Network Corporation ("DTN") for prepayment of certain guaranteed payments in accordance with the Software License and Service Agreement between the parties dated April 23, 1998. Such warrants are exercisable at $3.00 per share of Common Stock.

On December 29, 1998, the Board approved a plan to compensate non-employee directors for their service to the Company. The Company will pay them $1,000 per meeting attended, as well as reimbursement for all travel related expenses and will grant to each non-employee director warrants to purchase 10,000 shares of the Company's Common Stock at the commencement of each calendar year.

On December 29, 1998, the Board of Directors approved the terms of employment contracts for Messrs. Cassetta and Rossi. Accordingly, the Company and Mr. Cassetta have entered into an employment agreement ("Cassetta Agreement"), effective January 1, 1999 and expiring on December 31, 2001, providing for (i) base compensation of $185,000 per annum, (ii) additional compensation of up to 100% of base compensation, (iii) continuation of existing life and disability insurance policies, (iv) all benefits available to other employees and (v) the sale to him of 618,239 shares of restricted stock representing 9% of the fully diluted shares of Common Stock of the Company. Mr. Cassetta's additional compensation will be equal to 10% of his base compensation for each 10% increase in sales during the first year of the Cassetta Agreement, subject to a maximum of 100% of base compensation. In each subsequent year of the Cassetta Agreement, Mr. Cassetta will receive additional compensation equal to 5% of his base compensation for each 5% increase in sales, subject again to a maximum of 100% of base compensation. The purchase price of the restricted stock is equal to 110% of fair market value of the Company's Common Stock for the 30 days preceding the purchase ($2.20 per share). The purchase price will be paid with a 5 year, non-recourse promissory note, secured by the stock, at an interest rate of 1% below the prime rate on the date of the stock purchase agreement ("Cassetta Stock Purchase Agreement") contemplated by the Cassetta Agreement. The Cassetta Stock Purchase Agreement contains certain repurchase options for the Company's behalf, as well as a put option for Mr. Cassetta's behalf in the event of the termination of his employment. In the event that Mr. Cassetta's employment is terminated without cause, Mr. Cassetta will receive a lump sum severance payment equal to his full base salary for the remaining term of the Cassetta Agreement, discounted to the present value using an 8% discount rate and continuing benefit coverage for the lesser of 12 months or the remaining term of the Cassetta Agreement.

The Company and Mr. Rossi have also entered into an employment agreement ("Rossi Agreement"), effective January 1, 1999 and expiring on December 31, 2001, providing for (i) base compensation of $135,000 per annum, (ii) additional compensation of up to 50% of base compensation, (iii) continuation of existing life and disability insurance policies, (iv) all benefits available to other employees and (v) the sale to him of 206,080 shares of restricted stock representing 3% of the fully diluted shares of Common Stock of the Company. Mr. Rossi's additional compensation will be equal to 5% of his base compensation for each 10% increase in sales during year the first year of the Rossi Agreement, subject to a maximum of 50% of base compensation. In each subsequent year of the Rossi Agreement, Mr. Rossi will receive additional compensation equal to 2.5% of base compensation for each 5% increase in sales, subject again to a maximum of 50% of base compensation. The purchase price of the restricted stock is equal to 110% of fair market value for the 30 days preceding the purchase ($2.20 per share). The purchase price will be paid with a 5 year, non-recourse promissory note, secured by the stock, at an interest rate of 1% below the prime rate on the date of the stock purchase agreement ("Rossi Stock Purchase Agreement") contemplated by the Rossi Agreement. The Rossi Stock Purchase Agreement contains certain repurchase options for the Company's behalf, as well as a put option for Mr. Rossi's behalf in the event of the termination of his employment. In the event that Mr. Rossi's employment is terminated without cause, Mr. Rossi will receive a lump sum severance payment equal to his full base salary for the remaining term of the Rossi Agreement, discounted to the present value using an 8% discount rate and continuing benefit coverage for the lesser of 12 months or the remaining term of the Rossi Agreement.


6.   Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

                                          Three Months Ended December 31            Six Months Ended December 31
                                      ---------------------------------------   --------------------------------------
                                            1998                 1997                 1998               1997
                                      ------------------    -----------------   ------------------  ------------------



Numerator:
   Net loss                           $     (1,533,275)     $   (1,059,740)   $      (2,387,452)    $    (2,577,280)
                                      ==================    =================   ==================  ==================

Denominator:
   Weighted-average shares                   1,089,881             615,833            1,010,487             615,833
                                      ==================    =================   ==================  ==================

Basic and diluted earnings per
   common share                       $          (1.41)     $       (1.72)      $        (2.36)    $         (4.19)
                                      ==================    =================   ==================  ==================

At December 31, 1998, there were 3,003,750 common stock purchase warrants outstanding. Such warrants have exercise prices ranging from $0.60 to $72.00 per share and expire from March 2001 through December 2003. Additionally, the Company has established an employee stock option plan for the benefit of directors, employees, and consultants to the Company. These options are intended to qualify as incentive stock options within the meaning of Section 422 of the Internal Revenue Code, as amended, or as nonqualified stock options. The options are partially exercisable after one year from date of grant and no options may be granted after April 15, 2006. At December 31, 1998, there are options outstanding for the purchase of 236,267 shares of the Company's Common Stock. None of the warrants or options have been included in the computation of diluted loss per share because their inclusion would be antidilutive.


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


8.   Subsequent Events

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

On February 22, 1999, the Company, DTN and Spencer Trask Securities, Inc. entered into an agreement providing for the settlement of the Company's obligation under a Letter Agreement, dated August 11, 1998, to pay Spencer Trask 5% of the consideration received in a merger. At the closing of the merger transaction with DTN, in lieu of any other rights it may have under the Letter Agreement, Spencer Trask will receive (i) $250,000, (ii) 5,000 registered shares of DTN Common Stock, and (iii) registered shares of DTN Common Stock sufficient to affect the cashless exercise of certain common stock purchase warrants held by Spencer Trask. If the closing of the merger transaction shall not occur before June 30, 1999, or if the merger is otherwise abandoned, the Letter Agreement shall be reinstated.

On January 28, 1999, the Company completed an additional financing of $50,000 of securities of the Company with Bruno Guazzoni, an investor in the Company's Prepaid Warrants. Such securities, consisting of convertible notes and warrants, contain terms identical to those offered to investors in the interim financing described in Note 4 above.

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

The Company's plan of operation includes programs for marketing and developing strategic marketing relationships with key partners that provide access to large numbers of potential subscribers for its monthly services. The Company's strategy of forming alliances with strategic marketing partners that have established relationships with its potential customers enables the Company to maximize its market reach at minimal operating costs. The flexibility of the Company's application software and communications architecture enables the customization of each information package offered to each strategic marketing partner, and in turn to their end users. The use of this model has resulted in the distribution of SmartServ information products by DTN as "DTNIQ", "TradeNet" and "BrokerNet", by Sprint/United Management Corp. as "Sprint Information Services", by CIDCO Inc. as "CIDCO Information Services" and by ALLTEL Communications Company as "ALLTEL Information Services".

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


Results of Operations

As discussed above, the Company has discontinued its efforts to market products to the retail market via its own direct marketing programs. Currently, the Company is working with businesses that desire to provide new services, such as those provided by the Company, to an existing base of clients. Additionally, the Company continues to seek relationships with brokerage firms and disseminators of financial information, whose clients can benefit from the efficiency, convenience and timeliness of the information services provided by the Company. The high quality of the Company's services and systems' architecture continues to draw interest from potential partners and while the Company continues to have discussions about potential marketing opportunities with major telecommunications and stock brokerage companies, there can be no assurance that the Company will enter into agreements with any such companies.

Quarter Ended December 31, 1998 vs. Quarter Ended December 31, 1997

During the quarter ended December 31, 1998, the Company earned revenues of $344,024, primarily from the sale of its products to customers of DTN. During the quarter ended December 31, 1997, total revenues amounted to $181,594, consisting primarily of subscription fees for the SmartServ Online "Pro" real-time stock quote service ($136,800) and sales generated from the Company's relationships with Sprint ($24,500) and Schroder ($17,500). At December 31, 1998 and 1997, the Company recorded deferred revenues of approximately $958,000 and $36,100, respectively. Such amounts arise from customer prepayments and are recognized into income as services are provided throughout the term of the contract.

During the quarter ended December 31, 1998, the Company incurred cost of revenues of $182,437. These costs consist primarily of information and communication costs ($69,162), personnel costs ($32,826), and computer hardware leases, depreciation and maintenance costs ($79,970). During the quarter ended December 31, 1997, the Company incurred costs of revenues of $340,713. Such costs consisted primarily of information and communication costs ($132,600), personnel costs ($92,300), and computer hardware leases, depreciation and maintenance costs ($102,800). Information and communication costs decreased in the quarter ended December 31, 1998, compared to the prior year as a result of the licensing agreement entered into between the Company and DTN. In accordance with the terms of the agreement, DTN has assumed responsibility for such costs related to the delivery of information and the growth of the infrastructure relative to support the customers of DTN. Personnel costs decreased in the quarter ended December 31, 1998 compared to the prior year as a result of the migration of personnel resources into product development areas in 1998. Product development costs were $24,170 and $222,632 for the quarters ended December 31, 1998 and 1997, respectively. Such costs consisted primarily of personnel costs ($1,494 in 1998 and $130,600 in 1997) and computer system consultants ($2,309 in 1998 and $78,800 in 1997). The decrease in the product development costs for the quarter ended December 31, 1998 compared to the quarter ended December 31, 1997 results from the capitalization of software development costs related to certain product enhancements in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold,
Leased or Otherwise Marketed" ("Statement 86"). During the quarter ended December 31, 1998, the Company capitalized approximately $262,810 of development costs in accordance with Statement 86. No such costs were capitalized during the quarter ended December 31, 1997. Amortization expense relating to capitalized software development costs for the quarter ended December 31, 1998 was $19,419.

During the quarter ended December 31, 1998, the Company incurred selling, general and administrative expenses of $1,001,697 compared to $630,764 for the quarter ended December 31, 1997. In 1998, selling, general and administrative expenses consisted primarily of personnel costs ($210,302), marketing and advertising costs ($94,834), professional fees ($574,274), facilities ($65,417) and telecommunications costs ($18,973). Included in professional fees are non-cash charges of $335,004 resulting from the issuance of common stock purchase warrants to financial consultants. Such common stock purchase warrants were recorded in accordance with the Black-Scholes pricing methodology. For 1997, selling, general and administrative expenses were incurred primarily for personnel costs ($266,200), facilities ($50,200), marketing and advertising costs ($41,700) and professional fees ($210,302). Included in professional fees is an $80,975 non-cash charge for the amortization of unearned compensation associated with the issuance of Common Stock Purchase Warrants to a financial consultant.

Interest income for the quarters ended December 31, 1998 and 1997 amounted to $706 and $21,544, respectively. During the quarter ended December 31, 1998, such amounts were earned primarily from the Company's cash balances. During the quarter ended December 31, 1997, such amounts were earned from the Company's investments in highly rated bank certificates of deposit. During the quarters ended December 31, 1998 and 1997, interest and financing costs were $669,701 and $68,769. During the quarter ended December 31, 1998, such costs were incurred in connection with the $500,000 interim financing in December 1998, and the issuance of 50,000 shares of Common Stock to Zanett Lombardier, Ltd and Bruno Guazzoni, holders of $1,669,000 of Prepaid Warrants, in consideration of such holders agreeing to restrictions on the exercise of the Prepaid Warrants and the resale of the shares of Common Stock issuable upon such exercise. Interest and financing costs for 1997 included a non-cash charge of $66,000 for the revaluation of certain Common Stock Purchase Warrants issued in connection with the Company's May 1997 line of credit facility.

Six Months Ended December 31, 1998 vs. Six Months Ended December 31, 1997

During the six months ended December 31, 1998, the Company earned revenues of $693,729, primarily from the sale of its products to customers of DTN. During the six months ended December 31, 1997, the Company recorded revenues of $381,787, consisting of $261,700 from the sale of subscriptions to its information services, $55,000 from enhancement, implementation, and marketing services associated with its arrangement with Schroder, and $53,700 from the Company's relationship with Sprint.

During the six months ended December 31, 1998, the Company incurred cost of revenues of $389,521. These costs consist primarily of information and communication costs ($164,847), personnel costs ($61,913), and computer hardware leases, depreciation and maintenance costs ($160,754). During the six months ended December 31, 1997, the Company incurred costs of revenues of $718,685. Such costs consisted primarily of information and communication costs ($323,100), personnel costs ($183,800), and computer hardware leases, depreciation and maintenance costs ($182,600). Information and communication costs decreased in the six months ended December 31, 1998, compared to the prior year as a result of the licensing agreement entered into between the Company and DTN. Personnel costs decreased in the six months ended December 31, 1998 compared to the prior year as a result of the migration of personnel resources into product development areas in 1998. Product development costs were $51,216 and $427,705 for the six months ended December 31, 1998 and 1997, respectively. Such costs consisted primarily of personnel costs ($4,482 in 1998 and $275,000 in 1997) and computer system consultants ($18,785 in 1998 and $132,700 in 1997). The decrease in the product development costs for the six months ended December 31, 1998 compared to the six months ended December 31, 1997 results from the capitalization of software development costs related to certain product enhancements in accordance with Statement 86. During the six months ended December 31, 1998, the Company capitalized approximately $495,815 of development costs in accordance with Statement 86. No such costs were capitalized during the six months ended December 31, 1997. Amortization expense relating to capitalized software development costs for the six months ended December 31, 1998 was $19,419.

During the six months ended December 31, 1998, the Company incurred selling, general and administrative expenses of $1,832,555. Such expenses were incurred primarily for personnel costs ($395,282), marketing and advertising costs ($156,622), professional fees ($1,062,675), facilities ($115,576) and telecommunication costs ($33,697). Included in professional fees are non-cash charges of $665,425 resulting from the issuance of common stock purchase warrants to financial consultants. Such common stock purchase warrants were recorded in accordance with the Black-Scholes pricing methodology. During the six months ended December 31, 1997, the Company incurred selling, general and administrative expenses of $1,160,227, primarily for personnel costs ($478,200), facilities ($98,800), marketing and advertising costs ($78,900), and professional fees ($336,200). Included in professional fees is a non-cash charge of $63,000 for the write-off of prepaid consulting fees incurred in connection with the Company's Initial Public Offering of securities and an $80,975 non-cash charge for the amortization of unearned compensation associated with the issuance of Common Stock Purchase Warrants to a financial consultant.

Interest income for the six months ended December 31, 1998 and 1997 amounted to $2,908 and $22,631, respectively. During the six months ended December 31, 1998, interest income was earned primarily from the Company's cash balances. During the six months ended December 31, 1997, such amounts were earned from the Company's investments in highly rated bank certificates of deposit. Interest and financing costs for the six months ended December 31, 1998 and 1997 were $810,797 and $675,081, respectively. During the six months ended December 31, 1998, such costs were incurred in connection with the $500,000 interim financing in December 1998, and the issuance of 50,000 shares of Common Stock to Zanett Lombardier, Ltd and Bruno Guazzoni, holders of $1,669,000 of Prepaid Warrants, in consideration of such holders agreeing to restrictions on the exercise of the Prepaid Warrants and the resale of the shares of Common Stock issuable upon such exercise. During the six months ended December 31, 1997, such amounts were incurred primarily in connection with the issuance of short-term notes payable and associated Common Stock Purchase Warrants. The Common Stock Purchase Warrants have been recorded in the financial statements in accordance with the Black-Scholes pricing methodology.


Capital Resources and Liquidity

Since inception of the Company on August 20, 1993 through March 21, 1996, the date of the Initial Public Offering ("IPO"), the Company had funded its operations through a combination of private debt and equity financings totaling $3,610,000 and $12,877,500 respectively.

On September 30, 1997, Zanett Securities Corporation ("Zannett"), acting as placement agent for the Company, completed a private placement (" 1997 Placement") of $4 million of the Company's prepaid common stock purchase warrants ("Prepaid Warrants"). The Prepaid Warrants expire on September 30, 2000. As part of the 1997 Placement, Zanett Lombardier, Ltd converted a note payable of $772,222, issued pursuant to a Line of Credit Agreement dated May 29, 1997, as amended, and accrued interest thereon of $63,837 into Prepaid Warrants. The net proceeds of the 1997 Placement of $2,643,941 were used for general working capital requirements.

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

On August 11, 1998, the Company entered into a letter of intent, as amended on November 24, 1998, with Spencer Trask Securities, Inc. ("Spencer Trask") (the "Letter of Intent") which provided for the retention of Spencer Trask to act as exclusive placement agent in connection with a private placement ("Placement") by the Company of a minimum of $5,000,000 and a maximum of $10,000,000 of securities of the Company. The Placement was conditioned upon the occurrence of a 1 for 6 reverse stock split which was effective on October 26, 1998. The Letter of Intent provided that the Company would offer a minimum of 50 units and a maximum of 100 units at a gross purchase price of $100,000, each unit consisting of shares of convertible preferred stock (the "Preferred Shares"). The number of Preferred Shares was to be determined by dividing the unit price of $100,000 by $1.019 which was 75% of the average closing bid price for the Company's Common Stock for the 15 days following the effective date of the Reverse Stock Split. Thus the proposed private placement would have resulted in the issuance of approximately 4,907,000 shares of Common Stock at the minimum offering and approximately 9,813,500 shares at the maximum offering.

In anticipation of completing the Placement, the Company completed an interim financing of $500,000 of securities of the Company. The Company sold five (5) units, each consisting of a secured convertible note in the principal amount of $100,000 and warrants to purchase Common Stock of the Company. The notes and the warrants are convertible and exercisable, respectively, at $.60 per share of Common Stock. The convertible notes are secured by all of the Company's assets, mature on November 15, 1999, and may be prepaid without premium or penalty. The notes bear interest at eight percent (8%) per annum, payable semi-annually, in kind or in cash at the Company's option. The Company has agreed to register the shares of Common Stock issuable upon exercise of the warrants and conversion of the notes. In addition to customary fees and expenses, the placement agent has received for nominal consideration, warrants to purchase ten percent (10%) of the shares of Common Stock of the Company issuable on conversion of the notes and exercise of the warrants at $.72 per share.

On December 30, 1998, the Company executed an agreement with a service provider whereby certain obligations of the Company, amounting to $141,794, were converted into a note payable. The note bears interest at twelve percent (12%) per annum and is payable on demand.

On January 26, 1999, the Company and the holders of a majority of the Company's Common Stock (on a fully diluted basis) signed a Letter of Intent with DTN , whereby the Company would be merged with a subsidiary of DTN. The transaction is subject to the execution of a definitive merger agreement which the parties anticipate will be executed no later than March 31, 1999. Under the terms of the proposed transaction, the holders of the Company's Common Stock will receive shares of DTN Common Stock having an aggregate market value equal to the lesser of $14,850,000 or the amount determined by multiplying $3.20 by the number of shares of the Company's Common Stock outstanding on an as if and fully diluted basis. The market value of a share of DTN Common Stock for purposes of the proposed transaction would be based upon the average of its closing prices on the Nasdaq Stock Market for each of the 10 trading days ending on the third trading day prior to the date of the closing of the proposed transaction; however, the value would not be lower than $28.35 or higher than $34.65. The Letter of Intent provides that DTN will file a registration statement with the Securities and Exchange Commission prior to the closing of the transaction covering all of the DTN Common Shares to be issued to the Company's stockholders. While effective, this registration statement will permit the Company's stockholders to sell in the public market the DTN Common Stock received upon consummation of the merger.

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


Certain Factors That May Affect Future Results

From time to time, information provided by the Company, statements made by its employees or information included in its filings with the Securities and Exchange Commission (including this Form 10-QSB) may contain statements which are not historical facts, so-called "forward-looking statements". These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual future results may differ significantly from those stated in any forward-looking statements. Forward-looking statements involve a number of risks and uncertainties, including, but not limited to, product demand, pricing, market acceptance, litigation, intellectual property rights, risks in product and technology development, product competition, limited number of customers, key personnel, potential transactions and other risk factors detailed in this Quarterly Report on Form 10-QSB and in the Company's other Securities and Exchange Commission filings.

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

Between November 20, 1998 and December 3, 1998, the Company issued warrants to purchase 833,333 shares of Common Stock to investors in connection with the issuance of $500,000 of convertible notes. The notes are convertible into Common stock at $.60 per share and mature on November 15, 1999. The warrants are exercisable at $.60 per share and expire on the fifth anniversary of the date of issuance. Spencer Trask received a commission of $50,000 and an unaccountable expense allowance of $15,000 in connection with this transaction. Additionally, the Company issued warrants to purchase 166,667 shares of Common Stock to Spencer Trask exercisable at $.72 per share. These notes and warrants were issued in reliance upon the exemption from registration provided by Section 4
(2) of the Securities Act.

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

On January 28, 1999, the Company issued warrants to purchase 83,333 shares of Common Stock to Mr. Bruno Guazzoni, an investor in the Company's Prepaid Warrants, in connection with the issuance of $50,000 of convertible notes. The notes are convertible into Common stock at $.60 per share and mature on November 15, 1999. The warrants are exercisable at $.60 per share and expire on the fifth anniversary of the date of issuance. Spencer Trask, the placement agent, received a commission of $5,000 and an unaccountable expense allowance of $1,500 in connection with this transaction. These notes and warrants were issued in reliance upon the exemption from registration provided by Section 4 (2) of the Securities Act


Item 6.    Exhibits and Reports on Form 8 - K

(a)    The following exhibit is included herein:

           Exhibit 27 - Financial Data Schedule

(b)    Reports of Form 8-K

           The Company did not file any reports on Form 8-K during the six months ended December 31, 1998.

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