Form 10QSB
period 1999-03-31
SMARTSERV ONLINE INC
filed 1999-10-01
CIK 1005698

================================================================================


                                   FORM 10-QSB

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                         COMMISSION FILE NUMBER 0-28008


                             SMARTSERV ONLINE, INC.
--------------------------------------------------------------------------------
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

DELAWARE                                            13-3750708
------------------------------------------------------------------------------
(STATE OR OTHER JURISDICTION OF            (I.R.S. EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)

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


THE NUMBER OF SHARES OF COMMON STOCK, $.01 PAR VALUE, OUTSTANDING AS OF SEPTEMBER 27, 1999 WAS 1,379,769.

================================================================================

                                   FORM 10-QSB

                                      INDEX





PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements

              Balance Sheets - June 30, 1998 and March 31, 1999 (unaudited).......................................2

              Statements of Operations - three months ended March 31, 1999 and
              1998 and nine months ended March 31, 1999 and 1998 (unaudited)......................................4

              Statement of Changes in Stockholders' Deficiency - nine months ended March 31, 1999 (unaudited)....................................................................5

              Statements of Cash Flows - three months ended March 31, 1999 and
              1998 and nine months ended March 31, 1999 and 1998 (unaudited)......................................7

              Notes to Unaudited Financial Statements.............................................................8

Item 2.       Management's Discussion and Analysis or Plan of Operation..........................................16


PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings..................................................................................22

Item 2.       Changes in Securities and Use of Proceeds..........................................................23

Item 6.       Exhibits and Reports on Form 8-K...................................................................24

              Signatures.........................................................................................25

                                       1

                             SMARTSERV ONLINE, INC.

                                 BALANCE SHEETS




                                                                               MARCH 31,                 JUNE 30,
                                                                                 1999                      1998
                                                                          --------------------      -------------------
                                                                              (UNAUDITED)

ASSETS
Current assets
   Cash                                                                     $      152,455          $         354,225
   Accounts receivable, net of an allowance for losses
       of $-0- at March 31, 1999 and June 30, 1998                                  59,470                    111,051
   Prepaid expenses                                                                 59,986                    130,603
                                                                          --------------------      -------------------
Total current assets                                                               271,911                    595,879
                                                                          --------------------      -------------------

Property and equipment - net                                                       627,657                    610,537

Other assets
  Capitalized software development costs - net of accumulated
       amortization of $49,212                                                     623,573                         --
   Deferred financing costs                                                         82,047                         --
   Security deposits                                                                70,437                     70,437
                                                                          --------------------      -------------------
                                                                                   776,057                     70,437
                                                                          --------------------      -------------------

Total Assets                                                                $    1,675,625            $     1,276,853
                                                                          ====================      ===================


SEE ACCOMPANYING NOTES.

                             SMARTSERV ONLINE, INC.

                                 BALANCE SHEETS



                                                                               MARCH 31,                 JUNE 30,
                                                                                 1999                      1998
                                                                          --------------------      -------------------
                                                                              (UNAUDITED)



LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities
   Notes payable                                                             $      616,794                        --
   Accounts payable                                                               1,128,412           $       800,545
   Accrued liabilities                                                            1,473,502                   736,137
   Accrued interest payable                                                          17,583                        --
   Payroll taxes payable                                                              3,691                     4,294
   Salaries payable                                                                  48,571                    53,014
   Current portion of capital lease obligation                                       84,272                    76,127
   Due to Data Transmission Network Corporation                                   1,408,287                        --
   Deferred revenues                                                                855,650                   776,049
                                                                          --------------------      -------------------
Total current liabilities                                                         5,636,762                 2,446,166
                                                                          --------------------      -------------------

Long-term portion of capital lease obligation                                         7,828                    77,548

STOCKHOLDERS' DEFICIENCY
Preferred Stock - $.01 par value
   Authorized - 1,000,000 shares
   Issued and outstanding - none
Common Stock - $.01 par value
   Authorized - 40,000,000 shares
   Issued and outstanding - 836,227 shares at
   June 30, 1998 and 1,199,787 shares
   at March 31, 1999                                                                 11,998                     8,362
Common stock subscribed                                                           1,812,554                        --
Notes receivable from officers                                                   (1,812,554)                       --
Additional paid-in capital                                                       20,376,144                18,184,580
Deferred financing costs                                                         (1,024,707)                       --
Unearned compensation                                                            (3,744,159)               (4,617,924)
Accumulated deficit                                                             (19,588,241)              (14,821,879)
                                                                          --------------------      -------------------
Total stockholders' deficiency                                                   (3,968,965)               (1,246,861)
                                                                          --------------------      -------------------

Total Liabilities and Stockholders' Deficiency                               $    1,675,625           $     1,276,853
                                                                          ====================      ===================

SEE ACCOMPANYING NOTES.




                             SMARTSERV ONLINE, INC.

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                          THREE MONTHS                            NINE MONTHS
                                                         ENDED MARCH 31                          ENDED MARCH 31
                                             ------------------------------------------------------------------------------
                                                    1999                 1998               1999                1998
                                             ------------------    -----------------  ----------------    -----------------

Revenues                                           $334,624              $231,309         $1,028,353            $613,096
                                             ------------------    -----------------  ----------------    -----------------

Costs and expenses:
   Costs of revenues                                212,997               323,579            602,518           1,042,264
   Product development expenses                      81,389               218,727            132,605             646,432
   Selling, general and administrative
     expenses                                       999,466               753,501          2,832,021           1,913,728
                                             ------------------    -----------------  ----------------    -----------------
   Total costs and expenses                       1,293,852             1,295,807          3,567,144           3,602,424
                                             ------------------    -----------------  ----------------    -----------------

Loss from operations                               (959,228)           (1,064,498)        (2,538,791)         (2,989,328)
                                             ------------------    -----------------  ----------------    -----------------

Other income (expense):
   Interest income                                      864                10,883               3,772             33,514
   Interest expense and other
     financing costs                             (1,420,546)             (182,088)         (2,231,343)          (857,169)
                                             ------------------    -----------------  ----------------    -----------------
                                                 (1,419,682)             (171,205)         (2,227,571)          (823,655)
                                             ------------------    -----------------  ----------------    -----------------

Net loss                                     $   (2,378,910)          $(1,235,703)     $   (4,766,362)     $  (3,812,983)
                                             ==================    =================  ================    =================

Comprehensive loss                           $   (2,378,910)        $  (1,235,703)     $   (4,766,362)     $  (3,812,983)
                                             ==================    =================  ================    =================


Basic and diluted earnings per common
    share                                     $       (1.98)        $       (1.78)     $        (4.45)     $       (5.67)
                                             ==================    =================  ================    =================

Weighted average shares outstanding               1,198,563               695,601           1,072,264            672,253
                                             ==================    =================  ================    =================

SEE ACCOMPANYING NOTES.



                             SMARTSERV ONLINE, INC.

            STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

                        NINE MONTHS ENDED MARCH 31, 1999
                                   (UNAUDITED)




                                                                 NOTES
                                 COMMON STOCK       COMMON    RECEIVABLE    ADDITIONAL     DEFERRED
                                            PAR      STOCK       FROM        PAID-IN      FINANCING      UNEARNED      ACCUMULATED
                                SHARES    VALUE   SUBSCRIBED   OFFICERS      CAPITAL        COSTS       COMPENSATION     DEFICIT
                              ------------------- ----------- ------------ ------------- ------------- -------------- --------------

Balance at June 30, 1998       836,227   $8,362          --           --      $18,184,580         --   $(4,617,924)   $(14,821,879)

Conversion of 276.67
   Prepaid Common Stock
   Purchase Warrants into
   Common Stock                178,560   1,786           --           --       (1,786)            --             --             --

Issuance of Common Stock to
   Prepaid Warrant holders
   as consideration for
   amending certain terms
   and conditions               60,000     600           --           --       146,713            --             --             --

Issuance of Common Stock
   Purchase Warrants in
   connection with
   prepayments made by a
   marketing partner                --      --           --           --         6,300            --             --             --

Issuance of 1,100,000
   Common Stock Purchase
   Warrants in connection
   with the issuance of 8%
   convertible notes                --      --           --           --     1,573,000    (1,573,000)            --             --

Beneficial conversion
   feature of 8%
   convertible notes                --      --           --           --       550,000            --             --             --

Issuance of Common Stock in
   partial settlement of
   litigation                   125,000  1,250           --           --       131,500            --             --             --

Issuance of Common Stock
   Purchase Warrants in
   partial settlement of
   litigation                       --      --           --           --        13,000            --             --             --

Amortization of unearned
   compensation over the
   term of the consulting
   agreement                       --       --           --           --            --            --        873,765             --

Amortization of deferred
   financing costs incurred
   in connection with the
   issuance of 8%
   convertible notes                --      --           --           --            --       548,293             --             --



                             SMARTSERV ONLINE, INC.

            STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

                        NINE MONTHS ENDED MARCH 31, 1999
                                   (UNAUDITED)


                                                                NOTES
                                 COMMON STOCK       COMMON    RECEIVABLE    ADDITIONAL     DEFERRED
                                            PAR      STOCK       FROM        PAID-IN      FINANCING      UNEARNED      ACCUMULATED
                                SHARES    VALUE   SUBSCRIBED   OFFICERS      CAPITAL        COSTS       COMPENSATION     DEFICIT
                              ------------------- ----------- ------------ ------------- ------------- -------------- --------------
Common Stock subscriptions
   and notes receivable in
   connection with
   officers' employment
   agreements                       --      --    1,812,554   (1,812,554)           --            --             --             --


Revaluation of employee
  stock options to market           --      --           --           --        38,837            --             --             --


Issuance of 40,833 Common
  Stock Purchase Warrants
  to a financial consultant
  as compensation for
  services rendered                 --       --          --           --        59,000            --             --             --


Redemption of Prepaid
  Common Stock Purchase
  Warrants                          --       --          --           --      (325,000)           --             --             --

Net loss for the period             --       --          --           --            --            --             --     (4,766,362)
                              ---------- -------- ----------- ------------ ------------- ------------- -------------- --------------

Balance at March 31, 1999     1,199,787  $11,998  $1,812,554  $(1,812,554) $20,376,144   $(1,024,707)  $ (3,744,159)  $(19,588,241)
                              ========== ======== =========== ============ ============= ============= ============== ==============

SEE ACCOMPANYING NOTES

                             SMARTSERV ONLINE, INC.

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                THREE MONTHS                            NINE MONTHS
                                                               ENDED MARCH 31                          ENDED MARCH 31
                                                     ------------------------------------   -------------------------------------
                                                           1999               1998                1999               1998
                                                     -----------------   ----------------   -----------------   -----------------
                                                                                                                     >
OPERATING ACTIVITIES
Net loss                                               $ (2,378,910)       $ (1,235,703)      $ (4,766,362)       $ (3,812,983)
Adjustments to reconcile net loss to net cash used
in operating activities:
    Depreciation of property and equipment                   54,197              47,984            151,679             141,321
    Non-cash interest expense and other
       financing costs                                      665,360             123,100          1,459,605             804,664
    Amortization of consulting costs                        374,004              80,980          1,039,429             161,955
    Revaluation of employee stock options                    38,837                  --             38,837                  --
    Amortization of unearned revenues                      (115,534)            (13,562)          (146,602)            (18,229)
    Amortization and write-off of deferred charges               --                  --                 --              63,000
    Amortization of capitalized software costs               29,793                  --             49,212                  --
    Other changes that provided (used) cash
       Accounts receivable                                   16,770             (50,938)            51,581             (28,318)
       Prepaid expenses                                      36,580               3,655            (36,047)             16,737
       Accounts payable and accrued liabilities             305,480             179,434            844,530             286,713
       Accrued interest                                      13,807                  --             17,583             (16,323)
       Payroll taxes payable                                  1,509              (4,713)              (603)            (28,514)
       Salaries payable                                      28,355             (49,587)            (4,443)             (9,721)
       Unearned revenues                                     13,152              22,022            226,203              37,877
       Security deposit reduction                                --              (3,472)                --              10,781
                                                     -----------------   ----------------   -----------------   -----------------
    Net cash used in operating activities                  (916,600)           (900,800)        (1,075,398)         (2,391,040)
                                                     -----------------   ----------------   -----------------   -----------------

INVESTING ACTIVITIES
Purchase of equipment                                      (146,104)             (7,425)          (168,799)            (50,301)
Capitalization of software development costs               (176,970)                 --           (672,785)                 --
                                                     -----------------   ----------------   -----------------   -----------------
    Net cash used in investing activities                  (323,074)             (7,425)          (841,584)            (50,301)
                                                     -----------------   ----------------   -----------------   -----------------

FINANCING ACTIVITIES
Repayment of capital lease obligation                       (21,222)            (18,546)           (61,575)            (73,357)
Proceeds from the issuance of notes                          43,500                  --            478,500             196,500
Repayment of notes                                          (75,000)                 --            (75,000)                 --
Proceeds from the issuance of warrants, net                      --                  --                 --           2,643,941
Costs of the issuance of warrants                                --                  --                 --             (25,000)
Deferred financing costs                                         --                  --            (35,000)                 --
Proceeds of advances from DTN Corporation                 1,408,287                  --          1,408,287                  --
Proceeds from officers' loans                                    --                  --                 --              37,500
Repayment of officers' loans                                     --                  --                 --             (37,500)
                                                     -----------------   -----------------  -----------------   -----------------
    Net cash provided by (used in) financing
    activities                                            1,355,565             (18,546)         1,715,212           2,742,084
                                                     -----------------   ----------------   -----------------   -----------------

Increase (decrease) in cash and cash equivalents            115,891            (926,771)          (201,770)            300,743
Cash and cash equivalents - beginning of period              36,564           1,320,859            354,225              93,345
                                                     -----------------   ----------------   -----------------   -----------------
Cash and cash equivalents - end of period              $    152,455        $    394,088       $    152,455        $    394,088
                                                     =================   ================   =================   =================

SEE ACCOMPANYING NOTES.

                             SMARTSERV ONLINE, INC.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

                                 MARCH 31, 1999



1.   ORGANIZATION

SmartServ Online, Inc. (the "Company") commenced operations on August 20, 1993. The Company makes online information and transactional services available to subscribers, through proprietary application software and communications architecture, for use with wireless PCS devices, PCs, PDAs, the Internet, interactive voice response systems, alpha-numeric pagers and screen-based phones. The Company also offers a range of services designed to meet the varied needs of clients of potential strategic marketing partners, such as real-time stock quotes, business and financial news, sports information, research and analysis reports, private-labeled electronic mail, national weather reports, local news and other business and entertainment information. The Company's software architecture and capabilities format information for a particular device and present the information in a user-friendly manner.


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION
---------------------
The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions of Form 10-QSB and Rule 310 of Regulation S-B and, therefore, do not include all information and notes necessary for a presentation of results of operations, financial position and cash flows in conformity with generally accepted accounting principles. The balance sheet at June 30, 1998 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended June 30, 1998. In the opinion of the Company, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been made. Results of operations for the nine months ended March 31, 1999 are not necessarily indicative of those expected for the year ending June 30, 1999.

The Company has completed development of its core applications software and communications architecture; however, it has yet to generate revenues in an amount sufficient to support its operations. The Company has incurred recurring operating losses and its operations have not produced a positive cash flow. Additionally, there is no assurance that the Company will generate future revenues or cash flow from operations. The Company's financial statements for the nine months ended March 31, 1999 have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred net losses of $5,040,009, $4,434,482, and $2,966,287 for the years ended June 30,
1998, 1997, and 1996, respectively, and as of March 31, 1999 had an accumulated deficit of $19,588,241. In addition, as of March 31, 1999, the Company had a working capital deficiency of $5,364,851 and a deficiency of net assets of $3,968,965. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

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

COMPREHENSIVE INCOME
--------------------
In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Comprehensive Income" which requires companies to report a new, additional measure of income on the income statement in a full set of general-purpose financial statements. Comprehensive Income includes foreign currency translation gains and losses and unrealized gains and losses on equity securities that have been previously excluded from income and reflected instead in equity. There were no components of comprehensive income excluded from income and reflected in equity for the nine months ended March 31, 1999 and 1998.

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

RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------
In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, as amended by SOP 98-4, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). The adoption of SOP 98-1 is not expected to have a material effect on the Company's operations. SOP 98-1 is required to be adopted by the Company no later than July 1, 1999.

3.   PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                                                 MARCH 31,               JUNE 30,
                                                                                   1999                    1998
                                                                            -------------------      -----------------
   Data processing equipment                                                $       784,560          $      616,587
   Data processing equipment purchased under a capital lease                        246,211                 246,211
   Office furniture and equipment                                                    71,423                  70,597
   Display equipment                                                                  9,635                   9,635
   Leasehold improvements                                                            36,678                  36,678
                                                                            -------------------      -----------------
                                                                                  1,148,507                 979,708

   Accumulated depreciation, including $94,381 and $57,449 at March 31,
   1999 and June 30, 1998, respectively, for equipment purchased under a
   capital lease                                                                   (520,850)               (369,171)
                                                                            -------------------      -----------------
                                                                            $       627,657          $      610,537
                                                                            ===================      =================


4.   DUE TO DATA TRANSMISSION NETWORK CORPORATION ("DTN")

Coincident with the execution of the January 26, 1999 Letter of Intent, DTN agreed to provide the Company with liquidity sufficient to support its operations. Such advances, which totaled $2,058,030 at June 24, 1999, were repaid at the closing of the June 24, 1999 agreement.


5.   NOTES PAYABLE

Commencing November 20, 1998 through January 27, 1999, the Company sold five and one-half (5.5) units, each consisting of a secured convertible note in the principal amount of $100,000 and warrants to purchase Common Stock of the Company. The notes and the warrants are convertible and exercisable, respectively, at $.60 per share of Common Stock. The convertible notes are secured by all of the Company's assets, mature on November 15, 1999, and are classified as a current liability in the accompanying balance sheet. The notes bear interest at eight percent (8%) per annum, payable semi-annually, in kind or in cash at the Company's option and may be prepaid without premium or penalty. The Company has agreed to register the shares of Common Stock issuable upon exercise of the warrants and conversion of the notes. In addition to customary fees and expenses, Spencer Trask Securities, Inc. ("Spencer Trask") the placement agent, received for nominal consideration, warrants to purchase ten percent (10%) of the shares of Common Stock of the Company issuable on conversion of the notes and exercise of the warrants at $.72 per share. The issuance to the noteholders of warrants to purchase 916,667 shares of Common Stock, as well as those issued to Spencer Trask for the purchase of 183,333 shares of Common Stock have been valued in accordance with the Black-Scholes pricing methodology and recorded in stockholders' equity as deferred financing costs. All costs associated with the issuance of the convertible notes are being amortized to interest expense and other financing costs using the interest method. Also in connection with the 8% convertible notes, the Company has recorded a non-cash charge to interest expense and other financing costs representing the perceived cost of the beneficial conversion feature of the notes. Emerging Issues Task Force Issue 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" ("Issue 98-5") defines the beneficial conversion feature as the non-detachable conversion feature that is "in-the-money" at the date of issuance. Issue 98-5 requires the recognition of the intrinsic value of the conversion feature as the difference between the conversion price and the fair value of the common stock into which the notes are convertible. Such amount is limited to the proceeds of the financing ($550,000) and has been recorded in interest expense and other financing costs as of the date of issuance. The Company repaid the 8% convertible notes in June 1999.

On December 30, 1998, the Company executed an agreement with a service provider whereby certain obligations of the Company, amounting to $141,794, were converted into a note payable. The note bears interest at twelve percent (12%) per annum, is payable on demand and has been classified as a current liability in the accompanying balance sheet. On June 28, 1999, the outstanding balance at March 31, 1999 of $66,794 was repaid.

Interest paid during the nine months ended March 31, 1999 and 1998 was $25,762 and $26,238, respectively.


6.   EQUITY TRANSACTIONS

During the period July 1, 1998 through March 31, 1999, holders of 276.67 of the Company's Prepaid Warrants converted such warrants into 178,560 shares of Common Stock at exercise prices ranging from $.75 to $2.38 per share.

On August 31, 1998, the Company issued 32,953 shares of Common Stock to Zanett Lombardier, Ltd. and 17,047 shares of Common Stock to Bruno Guazzoni in consideration of their agreement to certain restrictions on the exercise of Prepaid Warrants and the resale of the shares of Common Stock issuable on exercise thereof. Such shares have been recorded at the fair value of the Company's Common Stock at that date as other financing costs.

On September 8, 1998, the Company issued warrants to purchase 3,000 shares of Common Stock to DTN for prepayment of certain guaranteed payments in accordance with the Software License and Service Agreement between the parties dated April 23, 1998. Such warrants are exercisable at $3.00 per share of Common Stock and have been recorded in accordance with the Black-Scholes pricing methodology as other financing costs.

On November 17, 1998, the Company issued 125,000 shares of Common Stock and warrants to purchase 16,667 shares of Common Stock, exercisable at $5.00 per share until November 11, 2001, to Mr. Steven Francesco, a former officer of the Company, as partial consideration for the settlement of his claims against the Company and certain of its officers and directors. The shares have been recorded in selling, general and administrative expenses at the fair value of the Company's Common Stock at that date while the warrants have been recorded in accordance with the Black-Scholes pricing methodology.

Between November 20, 1998 and December 3, 1998, the Company issued warrants to purchase 833,334 shares of Common Stock to investors in connection with the issuance of $500,000 of convertible notes. The notes are convertible into Common Stock at $.60 per share and mature on November 15, 1999. The warrants are exercisable at $.60 per share and expire on the fifth anniversary of the date of issuance. Spencer Trask received a commission of $50,000 and an unaccountable expense allowance of $15,000 in connection with this transaction. Additionally, the Company issued warrants to purchase 166,666 shares of Common Stock to Spencer Trask exercisable at $.72 per share through November 29, 2003. These warrants have been recorded as deferred financing costs in accordance with the Black-Scholes pricing methodology. The Company repaid the convertible notes in June 1999.

On December 29, 1998, the Board of Directors approved the terms of employment contracts for Messrs. Sebastian E. Cassetta, Chairman and Chief Executive Officer, and Mario F. Rossi, Vice President of Technology. Accordingly, the Company and Mr. Cassetta have entered into an employment agreement

("Cassetta Agreement"), effective January 1, 1999 and expiring on December 31, 2001, providing for (i) base compensation of $185,000 per annum, (ii) additional compensation of up to 100% of base compensation, (iii) continuation of existing life and disability insurance policies, (iv) all benefits available to other employees and (v) the sale to him of 618,239 shares of restricted stock representing 9% of the fully diluted shares of Common Stock of the Company. Mr. Cassetta's additional compensation will be equal to 10% of his base compensation for each 10% increase in sales during the first year of the Cassetta Agreement, subject to a maximum of 100% of base compensation. In each subsequent year of the Cassetta Agreement, Mr. Cassetta will receive additional compensation equal to 5% of his base compensation for each 5% increase in sales, subject again to a maximum of 100% of base compensation. The purchase price ($2.20 per share) of the restricted stock is equal to 110% of fair market value of the Company's Common Stock for the 30 days preceding the date of the stock purchase agreement ("Cassetta Stock Purchase Agreement") contemplated by the Cassetta Agreement. The purchase price will be paid with a 5 year, non-recourse promissory note, secured by the stock, at an interest rate of 1% below the prime rate on the date of the Cassetta Stock Purchase Agreement. The Cassetta Stock Purchase Agreement contains certain repurchase options for the Company's behalf, as well as a put option for Mr. Cassetta's behalf in the event of the termination of his employment. In the event that Mr. Cassetta's employment is terminated without cause, Mr. Cassetta will receive a lump sum severance payment equal to his full base salary for the remaining term of the Cassetta Agreement, discounted to the present value using an 8% discount rate and continuing benefit coverage for the lesser of 12 months or the remaining term of the Cassetta Agreement.

The Company and Mr. Rossi have also entered into an employment agreement ("Rossi Agreement"), effective January 1, 1999 and expiring on December 31, 2001, providing for (i) base compensation of $135,000 per annum, (ii) additional compensation of up to 50% of base compensation, (iii) continuation of existing life and disability insurance policies, (iv) all benefits available to other employees and (v) the sale to him of 206,080 shares of restricted stock representing 3% of the fully diluted shares of Common Stock of the Company. Mr. Rossi's additional compensation will be equal to 5% of his base compensation for each 10% increase in sales during the first year of the Rossi Agreement, subject to a maximum of 50% of base compensation. In each subsequent year of the Rossi Agreement, Mr. Rossi will receive additional compensation equal to 2.5% of base compensation for each 5% increase in sales, subject again to a maximum of 50% of base compensation. The purchase price ($2.20 per share) of the restricted stock is equal to 110% of fair market value for the 30 days preceding the date of the stock purchase agreement ("Rossi Stock Purchase Agreement") contemplated by the Rossi Agreement. The purchase price will be paid with a 5 year, non-recourse promissory note, secured by the stock, at an interest rate of 1% below the prime rate on the date of the Rossi Stock Purchase Agreement. The Rossi Stock Purchase Agreement contains certain repurchase options for the Company's behalf, as well as a put option for Mr. Rossi's behalf in the event of the termination of his employment. In the event that Mr. Rossi's employment is terminated without cause, Mr. Rossi will receive a lump sum severance payment equal to his full base salary for the remaining term of the Rossi Agreement, discounted to the present value using an 8% discount rate and continuing benefit coverage for the lesser of 12 months or the remaining term of the Rossi Agreement.

On January 14, 1999, the Company issued 10,000 shares of Common Stock to Arnhold & S. Bleichroeder, Inc., an investor in the Company's Prepaid Warrants, in consideration of an agreement to waive certain events of default under such Prepaid Warrants. These shares have been recorded at the fair value of the Company's Common Stock at that date as other financing costs.

On January 20, 1999, the Company agreed to cancel warrants to purchase 20,833 shares of Common Stock exercisable at $15.75 and $19.50 per share to Mr. Steven Rosner, a financial advisor to the Company, and to grant Mr. Rosner warrants to purchase 40,833 shares of Common Stock at $.60 per share for his efforts at arranging the Company's relationship with Spencer Trask. Such warrants will expire on January 20, 2004. These warrants have been recorded in accordance with the Black-Scholes pricing methodology as selling, general and administrative expenses.

On January 28, 1999, the Company issued warrants to purchase 83,333 shares of Common Stock to Mr. Bruno Guazzoni, an investor in the Company's Prepaid Warrants, in connection with the issuance of $50,000 of convertible notes. Such warrants are exercisable at $.60 per share and expire on November 19, 2003. Spencer Trask, the placement agent, received a commission of $5,000, an unaccountable expense allowance of $1,500 and warrants to purchase 16,667 shares of Common Stock at $.72 per share through January 26, 2004 in connection with this transaction. These warrants have been recorded in accordance with the Black-Scholes pricing methodology as deferred financing costs.

The Company is in default of certain provisions enumerated in the Prepaid Warrants and has been unable to obtain appropriate waivers from holders of $1,669,000 of such Prepaid Warrants. Accordingly, the Company has recorded a charge to interest and financing costs in the amount of $717,670, representing the potential penalties due such holders.


7.   EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                          THREE MONTHS MARCH 31                  NINE MONTHS ENDED MARCH 31
                                  ---------------------------------------   --------------------------------------
                                        1999                 1998                 1999               1998
                                  ------------------    -----------------   ------------------  ------------------
Numerator:
   Net loss                       $     (2,378,910)     $    (1,235,703)    $    (4,766,362)    $    (3,812,983)
                                  ==================    =================   ==================  ==================

Denominator:
   Weighted average shares               1,198,563              695,601           1,072,264             672,253
                                  ==================    =================   ==================  ==================

Basic and diluted earnings per
   common share                   $          (1.98)     $         (1.78)    $         (4.45)    $         (5.67)
                                  ==================    =================   ==================  ==================

At March 31, 1999, there were 3,103,000 common stock purchase warrants outstanding. Such warrants have exercise prices ranging from $0.60 to $72.00 per share and expire from March 2001 through January 2004. Additionally, the Company has established an employee stock option plan for the benefit of directors, employees, and consultants to the Company. These options are intended to qualify as incentive stock options within the meaning of Section 422 of the Internal Revenue Code, as amended, or as nonqualified stock options. The options are partially exercisable after one year from date of grant and no options may be granted after April 15, 2006. At March 31, 1999, there are options outstanding for the purchase of 286,267 shares of the Company's Common Stock. None of the warrants or options have been included in the computation of diluted loss per share because their inclusion would be antidilutive.


8.   COMMITMENTS AND CONTINGENCIES

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

By order dated May 12, 1999, the Court dismissed Mr. Fishman's federal securities law claims with prejudice and declined to exercise supplemental jurisdiction over Mr. Fishman's state law claims.

On or about June 4, 1999, Mr. Fishman commenced an action against the same defendants in the Connecticut Superior Court for the Judicial District of Stamford/Norwalk at Stamford alleging breach of contract, breach of duty of good faith and fair dealing, fraudulent misrepresentation, negligent misrepresentation, intentional misrepresentation and failure to pay wages. The defendants' response to this complaint was filed on September 30, 1999.

By memorandum dated April 10, 1998, Jonathan Paschkes, then Vice President of Marketing for the Company, resigned his position. On or about November 17, 1998, Mr. Paschkes filed a complaint against the Company and Sebastian E. Cassetta in the United States District Court, District of Connecticut. In the complaint, Mr. Paschkes alleges (i) fraudulent inducement to him to accept his position with the Company; (ii) breach of various terms of the Company's employment contract with him; and (iii) failure by the Company to pay him wages and bonuses and issue options to him pursuant to the terms of his employment contract. On his fraudulent inducement and breach of contract claims, Mr. Paschkes seeks unspecified damages that he alleges to be at least $2,000,000 for each. On his failure to pay wages claim, Mr. Paschkes seeks unspecified actual and punitive damages that he alleges to be at least $200,000. On or about February 18, 1999, Mr. Paschkes filed an amended complaint. The Company has answered the amended complaint and has asserted counterclaims against Mr. Paschkes for fraudulent inducement, breach of contract, conversion and statutory theft. Discovery is proceeding. Although the Company is vigorously defending this action, there can be no assurance that it will be successful.

While the Company intends to vigorously defend these actions, the unfavorable outcome of any such action could have a material adverse effect on the Company's financial condition, results of operations, and cash flows.

The Company and holders of warrants to purchase 2,057,055 shares of common stock entered into an agreement in contemplation of a financing transaction providing that upon 61 days written notice prior to the date of the Private Placement Memorandum, the holders may require that the Company exchange some or all of the warrants into a pro-rata amount of shares up to a maximum of 342,842. Such financing never occurred and presently, there is disagreement as to each parties' relative rights and obligations under this agreement.

9.   SUBSEQUENT EVENTS

On January 26, 1999, the Company and DTN signed a Letter of Intent whereby the Company would be merged with a subsidiary of DTN. The transaction was subject to the execution of a definitive merger agreement. On June 24, 1999, the Company and DTN entered into an agreement that terminated the Letter of Intent and amended the Software License and Service Agreement dated April 23, 1998. In consideration of the receipt of $5.5 million, the Company granted DTN an exclusive perpetual worldwide license to the Company's (i) real-time stock quote product, (ii) an online trading vehicle for customers of small and medium sized brokerage companies, (iii) an administrative reporting package for brokers of small and medium sized brokerage companies, and (iv) a FIX capable order entry/routing system. The Company will continue to operate and support these products in exchange for a percentage of the revenues earned by DTN therefrom.

On June 28, 1999, the Company and Spencer Trask entered into an agreement providing for the settlement of the Company's obligations pursuant a Letter of Intent dated August 11, 1998, as amended on November 24 1998, and a Letter of Intent dated September 3, 1998 (together the "Letters of Intent"). In consideration of the payment of $150,000 and the repayment of the 8% convertible notes held by Spencer Trask and Kevin Kimberlin Partners, LP, an affiliate of Spencer Trask, the Company has terminated the Letters of Intent and all obligations thereunder.

On July 1, 1999, the Company entered into an agreement with Arnhold and S. Bleichroeder, Inc. ("ASB"), a holder of $325,000 of the Company's Prepaid Warrants, to settle the Company's obligation to ASB pursuant to the default provisions of the Prepaid Warrants. Pursuant to such agreement, the Company paid ASB $325,000 to redeem the Prepaid Warrants and issued 180,000 shares of Common Stock in full settlement of all obligations to ASB. The Company has agreed to file a registration statement with the Securities and Exchange Commission and to use its best efforts to have such registration statement declared effective by September 28, 1999. Settlement costs of $241,246 have been recorded as interest and other financing costs during the period ended March 31, 1999.

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
------

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

The Company's plan of operation includes programs for marketing and developing strategic marketing relationships with key partners that provide access to large numbers of potential subscribers for its services. The Company's strategy of forming alliances with strategic marketing partners that have established relationships with its potential customers enables the Company to maximize its market reach at minimal operating costs. The flexibility of the Company's application software and communications architecture enables the customization of each information package offered to each strategic marketing partner, and in turn to their end users. The use of this model has resulted in the distribution of SmartServ information products by DTN as "DTNIQ", "TradeNet" and "BrokerNet", by Sprint/United Management Corp. as "Sprint Information Services", by CIDCO Inc. as "CIDCO Information Services" and by ALLTEL Communications Company as "ALLTEL Information Services".

As an early entrant in the dynamic market for distribution of financial information and trading services via wireless devices, the Company is developing strategic marketing relationships with wireless equipment manufacturers, carriers and potential corporate partners. Management believes the wireless area has tremendous potential for distribution of the Company's information products and as a source of revenues from "fee based" transactions such as stock trading.

The Company is also working with businesses that desire to provide new services, such as those provided by the Company, to an existing base of clients. By providing this branding flexibility, the Company has been able to expand the number of businesses interested in forming relationships with it, and has the ability to market its services under far more recognizable brand names than its own.

Management believes that most of the Company's revenues will ultimately be derived from end users that purchase the Company's services through strategic marketing partners with mass distribution capabilities. The Company anticipates that strategic marketing partners will brand the Company's "bundled" information services with their own private label, promote the packaged offering and then distribute the Company's information package on wireless PCS devices, PCs, PDAs, the Internet, interactive voice response systems, alpha-numeric pagers and screen-based phones to their clients. The Company has the ability to customize the information package to be offered to each strategic marketing partner, and in turn to their end users. With the licensing of three of the Company's Internet products to DTN in April 1998, the Company discontinued efforts to develop a direct subscriber base.

Management anticipates that staffing requirements associated with the implementation of its plan of operation will result in the addition of a minimum of 3 to 6 personnel during the period ending June 2000. Such personnel will be added to assist with the programming requirements of strategic marketing partners' product offerings, for customer support, and sales and marketing.

RESULTS OF OPERATIONS

As discussed above, the Company has discontinued its efforts to market products to the retail market via its own direct marketing programs. Currently, the Company is working with businesses that desire to provide new services to an existing base of clients. Additionally, the Company continues to seek relationships with brokerage firms and disseminators of financial information, whose clients can benefit from the efficiency, convenience and timeliness of the information services provided by the Company. The high quality of the Company's services and systems' architecture continues to draw interest from potential partners; however, while the Company continues to have discussions about potential marketing opportunities with major telecommunications and stock brokerage companies, there can be no assurance that the Company will enter into agreements with any such companies.

QUARTER ENDED MARCH 31, 1999 VS. QUARTER ENDED MARCH 31, 1998

During the quarter ended March 31, 1999, the Company earned revenues of $334,624, primarily from the licensing of its products to DTN. During the quarter ended March 31, 1998, total revenues amounted to $231,309, consisting primarily of subscription fees for the SmartServ Online "Pro" real-time stock quote service ($136,600) and sales generated from the Company's relationships with Sprint ($22,500) and Schroder and Company ($72,000). At March 31, 1999 and 1998, the Company recorded deferred revenues of $855,650 and $24,562, respectively. At March 31, 1999 such amount represented deferred revenues associated with the licensing and service agreement between the Company and DTN dated April 23, 1998. At March 31, 1998 such amounts arose from customer prepayments that were recognized into income as the services were provided.

During the quarter ended March 31, 1999, the Company incurred costs of revenues of $212,997. These costs consist primarily of information and communication costs ($44,396), personnel costs ($54,227), and computer hardware leases, depreciation and maintenance costs ($94,663). During the quarter ended March 31, 1998, the Company incurred costs of revenues of $323,579. Such costs consisted primarily of information and communication costs ($161,400), personnel costs ($83,700), and computer hardware leases, depreciation and maintenance costs ($77,300). Information and communication costs decreased in the quarter ended March 31, 1999, compared to the prior year as a result of the licensing agreement entered into between the Company and DTN. In accordance with the terms of the agreement, DTN has assumed responsibility for such costs related to the delivery of information and the growth of the infrastructure relative to the customers of DTN. Personnel costs decreased in the quarter ended March 31, 1999 compared to the prior year as a result of the migration of personnel resources into product development areas in 1999. Product development costs were $81,389 and $218,727 for the quarters ended March 31, 1999 and 1998, respectively. The decrease in the product development costs for the quarter ended March 31, 1999 compared to the quarter ended March 31, 1998 results from the capitalization of software development costs related to certain product enhancements in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" ("Statement 86"). During the quarter ended March 31, 1999, such costs consisted primarily of the amortization of capitalized software development costs. During the quarter ended March 31, 1998, such costs consisted primarily of personnel costs ($125,500) and computer system consultants ($93,200). During the quarter ended March 31, 1999, the Company capitalized $176,970 of development costs in accordance with Statement 86. No such costs were capitalized during the quarter ended March 31, 1998.

During the quarter ended March 31, 1999, the Company incurred selling, general and administrative expenses of $999,466 compared to $753,501 for the quarter ended March 31, 1998. In 1999, selling, general and administrative expenses consisted primarily of personnel costs ($234,084), marketing and advertising costs ($53,656), professional fees ($556,043), facilities ($50,977) and telecommunications costs ($18,000). Included in professional fees are non-cash charges of $414,004 resulting from the issuance of common stock purchase warrants to financial consultants. The value of such common stock purchase warrants was recorded in accordance with the Black-Scholes pricing methodology. For 1998, selling, general and administrative expenses were incurred primarily for personnel costs ($252,000), facilities ($49,000), marketing and advertising costs ($33,000) and professional fees ($310,000). Included in professional fees is an $80,980 non-cash charge for the amortization of unearned compensation associated with the issuance of common stock purchase warrants to a financial consultant.

Interest income for the quarters ended March 31, 1999 and 1998 amounted to $864 and $10,883, respectively. During the quarter ended March 31, 1999, such amounts were earned primarily from the Company's cash balances. During the quarter ended March 31, 1998, such amounts were earned from the Company's investments in highly rated bank certificates of deposit. During the quarters ended March 31, 1999 and 1998, interest and financing costs were $1,420,546 and $182,088, respectively. During the quarter ended March 31, 1999, such costs consisted primarily of interest and the amortization of deferred financing costs ($454,667) associated with the issuance of $550,000 of convertible notes in December 1998 and January 1999, costs ($241,246) associated with the settlement of obligations to a holder of the Company's Prepaid Warrants and potential costs ($717,670) associated with an event of default under the Prepaid Warrants. Interest and financing costs for 1998 included a non-cash charge of $123,100 for the revaluation of certain common stock purchase warrants issued in connection with the Company's May 1997 line of credit facility.

NINE MONTHS ENDED MARCH 31, 1999 VS. NINE MONTHS ENDED MARCH 31, 1998

During the nine months ended March 31, 1999, the Company earned revenues of $1,028,353, primarily from the licensing of its products to DTN. During the nine months ended March 31, 1998, the Company earned revenues of $613,096, consisting of $407,000 from the sale of subscriptions to its information services, $127,000 from enhancement, implementation, and marketing services associated with its arrangement with Schroder and Company, and $76,000 from the Company's relationship with Sprint.

During the nine months ended March 31, 1999, the Company incurred costs of revenues of $602,518. These costs consist primarily of information and communication costs ($209,242), personnel costs ($117,260), and computer hardware leases, depreciation and maintenance costs ($255,417). During the nine months ended March 31, 1998, the Company incurred costs of revenues of $1,042,264. Such costs consisted primarily of information and communication costs ($484,600), personnel costs ($267,500), and computer hardware leases, depreciation and maintenance costs ($259,800). Information and communication costs decreased in the nine months ended March 31, 1999, compared to the prior year as a result of the licensing agreement entered into between the Company and DTN. Personnel costs decreased in the nine months ended March 31, 1999 compared to the prior year as a result of the migration of personnel resources into product development areas in 1999. Product development costs were $132,605 and $646,432 for the nine months ended March 31, 1999 and 1998, respectively. The decrease in the product development costs for the nine months ended March 31, 1999 compared to the nine months ended March 31, 1998 results from the capitalization of software development costs related to certain product enhancements in accordance with Statement 86. During the nine month period ended March 31, 1999, such costs consisted primarily of the amortization of capitalized software development costs. During the nine months ended March 31, 1998, such costs consisted primarily of personnel costs ($400,500) and computer system consultants ($226,000). During the nine months ended March 31, 1999, the Company capitalized $672,785 of development costs in accordance with Statement
86. No such costs were capitalized during the nine months ended March 31, 1998.

During the nine months ended March 31, 1999, the Company incurred selling, general and administrative expenses of $2,832,021. Such expenses were incurred primarily for personnel costs ($629,366), marketing and advertising costs ($210,279), professional fees ($1,618,718), facilities ($166,553) and telecommunication costs ($51,700). Included in professional fees are non-cash charges of $1,079,429 resulting from the issuance of common stock purchase warrants to financial consultants. The value of such common stock purchase warrants was recorded in accordance with the Black-Scholes pricing methodology. During the nine months ended March 31, 1998, the Company incurred selling, general and administrative expenses of $1,913,728, primarily for personnel costs ($730,100), facilities ($147,800), marketing and advertising costs ($120,200) and professional fees ($646,300). Included in professional fees is a non-cash charge of $63,000 for the write-off of prepaid consulting fees incurred in connection with the Company's initial public offering of securities ("IPO") and a $161,955 non-cash charge for the amortization of unearned compensation associated with the issuance of common stock purchase warrants to a financial consultant.

Interest income for the nine months ended March 31, 1999 and 1998 amounted to $3,772 and $33,514, respectively. During the nine months ended March 31, 1999, interest income was earned primarily from the Company's cash balances. During the nine months ended March 31, 1998, such amounts were earned from the Company's investments in highly rated bank certificates of deposit. Interest and financing costs for the nine months ended March 31, 1999 and 1998 were $2,231,343 and $857,169, respectively. During the nine months ended March 31, 1999, such costs were incurred primarily in connection with the $550,000 interim financing in November 1998 and January 1999, the issuance of 60,000 shares of Common Stock to holders of certain Prepaid Warrants in consideration of such holders agreeing to restrictions on the exercise of the Prepaid Warrants, the resale of the shares of Common Stock issuable upon such exercise, the waiver of certain rights and the settlement of certain obligations in connection with the Company's default under such Prepaid Warrants and potential costs associated with an event of default under the Prepaid Warrants. During the nine months ended March 31, 1998, such amounts were incurred primarily in connection with the issuance of short-term notes payable and associated Common Stock Purchase Warrants. The common stock purchase warrants have been recorded in the financial statements in accordance with the Black-Scholes pricing methodology.


CAPITAL RESOURCES AND LIQUIDITY

Since inception of the Company on August 20, 1993 through March 21, 1996, the date of the IPO, the Company had funded its operations through a combination of private debt and equity financings totaling $3,610,000 and $12,877,500, respectively.

On September 30, 1997, Zanett Securities Corporation ("Zannett"), acting as placement agent for the Company, completed a private placement ("1997 Placement") of $4 million of the Company's prepaid common stock purchase warrants ("Prepaid Warrants"). The Prepaid Warrants expire on September 30, 2000. As part of the 1997 Placement, Zanett Lombardier, Ltd converted a note payable of $772,222, issued pursuant to a Line of Credit Agreement dated May 29, 1997, as amended, and accrued interest thereon of $63,837 into Prepaid Warrants. The net proceeds of the 1997 Placement of $2,643,941 were used for general working capital requirements.

In September 1997, the Company entered into a three year agreement with Sprint/United Management Corp. with respect to the expansion of its services provided pursuant to a March 1997 agreement. Such agreement provided for the potential deployment of the Company's services on a nationwide basis.

In April 1998, the Company entered into an agreement with DTN, whereby the Company licensed to DTN the rights to market three of the Company's Internet products. The Company received $850,000 upon execution of the contract and has received minimum monthly payments of $100,000 through April 1999. Thereafter, cash flow from license fees is determined as a percentage of revenues earned by DTN through sales to its customers. Additionally, DTN has agreed to absorb the costs associated with the expansion of the computer and communications hardware necessary to support the expansion of the user base.

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

In anticipation of completing the Placement, the Company completed an interim financing of $550,000 of securities of the Company. The Company sold five and one-half (5.5) units, each consisting of a secured convertible note in the principal amount of $100,000 and warrants to purchase Common Stock of the Company. The notes and the warrants are convertible and exercisable, respectively, at $.60 per share of Common Stock. The convertible notes bear interest at eight percent (8%) per annum, are secured by all of the Company's assets, and mature on November 15, 1999. Such notes were repaid in June 1999.

On December 30, 1998, the Company executed an agreement with a service provider whereby certain obligations of the Company, amounting to $141,794, were converted into a note payable. The note bears interest at twelve percent (12%) per annum and is payable on demand. At March 31, 1999, the outstanding balance had been reduced to $66,794. Such amount was repaid on June 30, 1999.

On January 26, 1999, the Company and DTN signed a Letter of Intent whereby the Company would be merged with a subsidiary of DTN. The transaction was subject to the execution of a definitive merger agreement. On June 24, 1999, the Company and DTN entered into an agreement that terminated the Letter of Intent and amended the Software License and Service Agreement dated April 23, 1998. In consideration of the receipt of $5.5 million, the Company granted DTN an exclusive perpetual worldwide license to the Company's (i) real-time stock quote product, (ii) an online trading vehicle for customers of small and medium sized brokerage companies, (iii) an administrative reporting package for brokers of small and medium sized brokerage companies, and (iv) a FIX capable order entry/routing system. The Company will continue to operate and support these products in exchange for a percentage of the revenues earned by DTN therefrom.

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

By order dated May 12, 1999, the Court dismissed Mr. Fishman's federal securities law claims with prejudice and declined to exercise supplemental jurisdiction over Mr. Fishman's state law claims.

On or about June 4, 1999, Mr. Fishman commenced an action against the same defendants in the Connecticut Superior Court for the Judicial District of Stamford/Norwalk at Stamford alleging breach of contract, breach of duty of good faith and fair dealing, fraudulent misrepresentation, negligent misrepresentation, intentional misrepresentation and failure to pay wages. The defendants' response to this complaint was filed on September 30, 1999.

By memorandum dated April 10, 1998, Jonathan Paschkes, then Vice President of Marketing for the Company, resigned his position. On or about November 17, 1998, Mr. Paschkes filed a complaint against the Company and Sebastian E. Cassetta in the United States District Court, District of Connecticut. In the complaint, Mr. Paschkes alleges (i) fraudulent inducement to him to accept his position with the Company; (ii) breach of various terms of the Company's employment contract with him; and (iii) failure by the Company to pay him wages and bonuses and issue options to him pursuant to the terms of his employment contract. On his fraudulent inducement and breach of contract claims, Mr. Paschkes seeks unspecified damages that he alleges to be at least $2,000,000 for each. On his failure to pay wages claim, Mr. Paschkes seeks unspecified actual and punitive damages that he alleges to be at least $200,000. On or about February 18, 1999, Mr. Paschkes filed an amended complaint. The Company has answered the amended complaint and has asserted counterclaims against Mr. Paschkes for fraudulent inducement, breach of contract, conversion and statutory theft. Discovery is proceeding. Although the Company is vigorously defending this action, there can be no assurance that it will be successful.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

During the period July 1, 1998 through March 31, 1999, 276.67 Prepaid Warrants were converted into an aggregate of 178,560 shares of Common Stock of the Company. No sales commissions were paid in connection with such conversions. The shares were issued in reliance upon the exemption from registration provided by
Section 3 (a) (9) of the Securities Act of 1933, as amended (the "Securities Act").

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

Between November 20, 1998 and December 3, 1998, the Company issued warrants to purchase 833,334 shares of Common Stock to 6 investors in connection with the issuance of $500,000 of convertible notes. The notes were convertible into Common Stock at $.60 per share; however, they were repaid in June 1999. The warrants are exercisable at $.60 per share and expire on the fifth anniversary of the date of issuance. Spencer Trask received a commission of $50,000 and an unaccountable expense allowance of $15,000 in connection with this transaction. Additionally, the Company issued warrants to purchase 166,666 shares of Common Stock to Spencer Trask exercisable at $.72 per share through November 29, 2003. These notes and warrants were issued in reliance upon the exemption from registration provided by Section 4 (2) of the Securities Act.

On January 14, 1999, the Company issued 10,000 shares of Common Stock to Arnhold & S. Bleichroeder, Inc., a holder of the Company's Prepaid Warrants, in consideration of an agreement to waive certain events of default under such Prepaid Warrants. These shares were issued in reliance upon the exemption from registration provided by Section 4 (2) of the Securities Act.

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

On January 28, 1999, the Company issued warrants to purchase 83,333 shares of Common Stock to Mr. Bruno Guazzoni, an investor in the Company's Prepaid Warrants, in connection with the issuance of $50,000 of convertible notes. Such warrants are exercisable at $.60 per share and expire on the fifth anniversary of the date of issuance. Spencer Trask, the placement agent, received a commission of $5,000, an unaccountable expense allowance of $1,500 and warrants to purchase 16,667 shares of Common Stock at $.72 per share through January 26, 2004 in connection with this transaction. These notes and warrants were issued in reliance upon the exemption from registration provided by Section 4 (2) of the Securities Act

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8 - K

(a)    The following exhibit is included herein:

           Exhibit 27 - Financial Data Schedule

(b)    REPORTS OF FORM 8-K

           The Company did not file any reports on Form 8-K during the three months ended March 31, 1999.

                             SMARTSERV ONLINE, INC.


                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        SmartServ Online, Inc.
                                        (Registrant)

                                        By:

Date: September 30, 1999                /S/  SEBASTIAN E. CASSETTA
      ------------------                ----------------------------------------
                                        Sebastian E. Cassetta
                                        Chairman of the Board, Chief
                                        Executive Officer




Date: September 30, 1999                /S/  THOMAS W. HALLER
      ------------------                ----------------------------------------
                                        Thomas W. Haller
                                        Chief Financial Officer, Treasurer