Form 10KSB
period 1999-06-30
SMARTSERV ONLINE INC
filed 1999-10-27
CIK 1005698

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

       FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 1999

[ ]  Transition  report   pursuant  to  section   13 or 15(d) of the  Securities
     Exchange  Act  of  1934  for  the  transition  period  from  __________  to
     ___________

                         Commission file number 0-28008

                             SmartServ Online, Inc.
                       ----------------------------------
        (Exact name of small business issuer as specified in its charter)

               Delaware                                13-3750708
----------------------------------------    ------------------------------------
     (State or other jurisdiction of        (I.R.S. employer identification no.)
     incorporation or organization)

One Station Place, Stamford, Connecticut                06902
----------------------------------------    ------------------------------------
(Address of principal executive offices)             (Zip Code)

Issuer's telephone number, including area code (203) 353-5950

Securities registered pursuant to Section 12(b) of the Exchange Act:  None

Securities registered pursuant to Section 12(g) of the Exchange Act:

                               Title of each class
                       ---------------------------------
                          Common Stock, $0.01 Par Value
                         Common Stock Purchase Warrants

Indicate by check mark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  / X /     No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.___

Issuer's revenues for its most recent fiscal year.  $1,443,781

The aggregate market value of the voting stock (based on the closing price of such stock on OTC Bulletin Board) held by non-affiliates of the issuer as of October 21, 1999 was approximately $1,643,000. All officers and directors of the issuer have been deemed, solely for the purpose of the foregoing calculation, to be "affiliates" of the issuer.

There were 1,379,769 shares of Common Stock outstanding at October 21, 1999.

                                TABLE OF CONTENTS

                                     Part I

Item                                                                       Page

1.    Description of Business                                                3
2.    Description of Property                                                7
3.    Legal Proceedings                                                      7
4.    Submission of Matters to a Vote of Security Holders                    8


                                     Part II

5.    Market for Common Equity and Related Stockholder Matters               9
6.    Management's Discussion and Analysis or Plan of Operation             13
7.    Financial Statements                                                  19
8.    Changes in and Disagreements with Accountants on Accounting           41
      and Financial Disclosure

                                    Part III

9.    Directors, Executive Officers, Promoters and Control Persons;
      Compliance with Section 16(a) of the Exchange Act                     42
10.   Executive Compensation                                                45
11.   Security Ownership of Certain Beneficial Owners and Management        48
12.   Certain Relationships and Related Transactions                        50
13.   Exhibits and Reports on Form 8-K                                      52

                                     Part I

Item 1.   Description of Business
-------

The Company

SmartServ Online, Inc. ("SmartServ" or the "Company") was organized in 1993 and delivers Internet-based content and trade order routing solutions, as well as "Web-to-Wireless" applications that drive transactions. The Company has developed online financial, transactional and media applications using a unique "device-independent" delivery solution. The Company has demonstrated proficiency in developing applications utilizing the wireless application protocol (WAP) towards enabling information and transactions on PCS handsets and personal digital assistants.

Services

Recognizing the call for mobility, SmartServ has developed a powerful infrastructure to integrate and deliver its Internet-based information and to effectuate e-commerce transactions on wireless networks and devices. SmartServ is positioned at the forefront of providing Web-based information and transaction applications and solutions for strategic alliances ("Strategic Marketing Partners"), including financial institutions, wireless carriers, device manufacturers and value-added service providers and retailers. The Company's core competency focuses on providing financial news and reports -- including real-time stock quotes -- with the goal of driving online and wireless stock trading and other transactions. To complement its financial offerings, SmartServ also provides a host of personalized information services from local news, sports and weather to traffic and entertainment services that can be accessed on demand or as an alert. The Company plans to build a database of client interests and preferences towards future e-commerce offerings. The Company is not dependent on one or a few information providers as such redistribution agreements are generally available on a non-exclusive basis.

The Company has invested in the development of a transaction engine and a proprietary application software and communications architecture in an attempt to make its services easy to use and visually appealing and to take advantage of the different virtues and capabilities of established and emerging devices capable of interacting with Web-based and Web-to-Wireless applications. The Company believes that its application software and communications architecture, which recognize multiple devices, format the information for the particular device and present the information in a user-friendly manner, will be attractive in the marketplace. Product development efforts are focused on providing enhancements to the current information and transaction services, format modifications for emerging devices, content and features improvements and customizations based on market requirements. The Company intends to continue to invest in this area and believes its transaction engine, application software and communications architecture represent an important competitive advantage.

Marketing Strategy

Management believes the Company's primary source of revenues will ultimately be derived from the sale of the Company's information and transactional application services through Strategic Marketing Partners utilizing a "business-to-business" strategy. Strategic Marketing Partners will brand the Company's "bundled" services, acquired from the Company's "information platform" with their own private label, promote the packaged offering, and then distribute the Company's information and e-commerce services to their clients. Additionally, the Company's e-commerce platform will enable its Strategic Marketing Partners to offer transaction services via the Internet and wireless networks. The Company's strategy of forming alliances with Strategic Marketing Partners enables the Company to maximize its market reach at minimal operating costs, improve product and services performance, and grow distribution channels to end-users.

In May 1998, the Company licensed to DTN the rights to market and service three of its Internet products. DTN, which has over 150,000 subscribers for its satellite-based information services, lacked an Internet-based product and delivery system. SmartServ filled that need. In June 1999, the Company and DTN entered into an agreement that expanded their relationship. In consideration of the receipt of $5.175 million, the Company granted DTN an exclusive perpetual worldwide license to the Company's Internet-based (i) real-time stock quote product, (ii) an online trading vehicle for customers of small and medium sized brokerage companies, (iii) an administrative reporting package for brokers of small and medium sized brokerage companies, and (iv) an order entry/routing system. The Company will continue to operate and support these products in exchange for a percentage of the revenues earned by DTN therefrom. None of the Company's wireless products were included in this transaction. During the year ended June 30, 1998, the Company discontinued its efforts to sell products directly to the retail market via its own marketing programs.

As an early entrant in the dynamic market of distribution of financial information and transaction services via wireless telephones and personal digital assistants, the Company is developing strategic marketing relationships with the wireless equipment manufacturers, carriers, other value-added service providers and potential corporate partners. The Company continuously seeks to increase product performance and widen its distribution by building and maintaining this network of Strategic Marketing Partners. Combining the Company's application development and data platform with the core competencies of its Strategic Marketing Partners the Company is offering a packaged turnkey solution for application development and extending content and transactions to the wireless environment. Management believes the wireless area has tremendous potential for distribution of the Company's information products and as a source of revenues from "fee based" transactions such as routing stock order entries and other e-commerce offerings.

The market for wireless services is exploding alongside the market for Internet access, and Management believes that these markets are about to converge. The majority of wireless data penetration will result from the distribution of telephones and other PCS devices equipped with wireless modems and Web browsers for accessing the Internet. The Company's data and communication architecture adds user functionality and utility to both wired and wireless technology. With its Web-server platform, application development, and strategic alliances, SmartServ has the competitive advantage of providing complete end-to-end solutions.

While the Company continues to have discussions about potential marketing opportunities with major equipment manufacturers, telecommunications and stock brokerage companies, there can be no assurance that the Company will enter into agreements with any such companies.

Competition

The market for Web-based information and transactional services is highly competitive and subject to rapid innovation and technological change, shifting consumer preferences and frequent new service introductions. While the Company's application software and communications architecture makes the services "device independent", the Company faces increasing competition from other emerging services delivered through personal computers and wireless devices, such as developing transactional services offered by Checkfree Corporation, Microsoft Corp., Data Broadcasting Corporation, PC Quote.com, Intuit Inc., Electronic Data Systems Corp. and other Web-based software companies. Although in its infancy, the wireless arena too has its competitors, such as DataLink Systems Corporation, Intelligent Information, Inc., Aether Technologies, Saraide.com and W-Trade. The Company expects competition to increase from existing competitors and from new competitors, possibly including telecommunications companies. Most of the Company's competitors and potential competitors have substantially greater financial, marketing and technical resources than the Company. The Company believes that potential new competitors, including large multimedia and information system companies, are increasing their focus on transaction processing. Increased competition in the market for the Company's services could materially and adversely affect the Company's results of operations through price reductions and loss of market share.

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

The  principal  competitive  factors in both the online and wireless  industries include content, product features and quality, ease of use, access to distribution channels, brand recognition, reliability and price. The Company's strategy of establishing alliances with potential Strategic Marketing Partners, and its ability to provide what is believed to be unique application software and communications architecture should enable the Company to compete effectively.

Software

The  Company  has   developed  an   application   software  and   communications
architecture that it believes makes its services easy to use and visually appealing, and which maximize the capabilities of various devices.

SmartServ's user-friendly front-end application software provides instant access to information and flexiblity to the varying needs of multiple users. Subscribers are empowered to create their own groupings of information they routinely request and are able to navigate directly to the information they seek with the software's easy to read menu systems and search capabilities. The Company's transaction engine has been designed to facilitate various forms of e-commerce. SmartServ's application software employs common user interface techniques, such as icons, pull-down menus, spreadsheet formats, tree structures and the use of "key" words, to make its product intuitive to its users. SmartServ's software is notable for its visually appealing formats, which it has standardized across different types of information. Subscribers are provided with several display options, including text and graphics, according to their preferences.

During the fiscal years ended June 30, 1999, 1998 and 1997, the Company incurred costs of $193,188, $923,082 and $1,150,224, respectively, for research and project development activities. Additionally, during the fiscal year ended June 30, 1999, the Company capitalized software development costs amounting to $765,000; no such costs were capitalized in either of the years ended June 30, 1998 or 1997.

Proprietary Rights

The Company has designed and developed its own "device independent" information and transaction platform, "SmartServ", based on Sun Microsystems, Inc. computers and Oracle Corp.'s version 7.X relational database manager, to support a variety of end user devices. This platform formats information and the services' interface for a particular device and presents it in a user friendly manner. The Company relies upon a combination of contract provisions and copyrights, trade secret laws, and a service mark to attempt to protect its proprietary rights. The Company licenses the use of its services to Strategic Marketing Partners under agreements that contain terms and conditions prohibiting the unauthorized reproduction of the Company's software and services. Although the Company intends to protect its rights vigorously, there can be no assurance that any of the foregoing measures will be successful.

As previously discussed, the Company has granted DTN an exclusive perpetual worldwide license ("License Agreement") to the Company's Internet-based (i) real-time stock quote product, (ii) an online trading vehicle for customers of small and medium sized brokerage companies, (iii) an administrative reporting package for brokers of small and medium sized brokerage companies, and (iv) an order entry/routing system. Pursuant to the terms of the License Agreement, the Company is required to maintain certain systems' performance standards and to satisfy other general business requirements. The Company's inability to maintain compliance with the License Agreement could result in a default thereunder, in which event DTN may at its sole cost elect to provide its own maintenance to both the system software and related hardware. Under these circumstances, DTN will have no further obligation to pay the license fees and SmartServ will have no further obligations under the License Agreement.

The Company believes that its software, services, service mark and other proprietary rights do not infringe on the proprietary rights of third parties. However, there can be no assurance that third parties will not assert infringement claims against the Company with respect to current features, content or services or that any such assertion may not require the Company to enter into royalty arrangements or result in litigation.

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

Moreover, the applicability to online service providers of existing laws governing issues such as intellectual property ownership, libel and personal privacy is uncertain. The use of the Internet for illegal activities and the dissemination of pornography have increased public focus and could lead to increased pressure on legislatures to impose regulations on online service providers such as the Company. The law relating to the liability of online service companies for information carried on or disseminated through their systems is currently unsettled. If an action were to be initiated against the Company, costs incurred as a result of such action could have a material adverse effect on the Company's business.

Employees

The Company employs 21 people, 19 of whom are full-time employees. Management anticipates that staffing requirements associated with the implementation of its plan of operation will result in the addition of a minimum of six to ten people during the period ending June 2000. Such personnel will be added to assist with the programming requirements of Strategic Marketing Partners' product offerings, for customer support, and sales and marketing. None of the Company's employees are covered by a collective bargaining agreement, and the Company believes that its relationship with its employees is satisfactory.

Item 2.    Description of Property
-------

The Company occupies approximately 6,300 square feet in a leased facility located in Stamford, Connecticut. The lease expires in October 2002.

Item 3.    Legal Proceedings
-------

By letter dated April 10, 1998, Michael Fishman, then Vice President of Sales for the Company, resigned his position. On or about April 24, 1998, Mr. Fishman filed a complaint against the Company, Sebastian E. Cassetta and four other defendants in the United States District Court for the District of Connecticut. The complaint asserted claims under Sections 10(b) and 18 of the Securities Exchange Act of 1934, as well as several state law claims, including breach of contract, fraud and misrepresentation. Mr. Fishman alleged that the Company (1) failed to pay him the benefits and compensation to which he was entitled and (2) made material misrepresentations in its filings with the Securities and Exchange Commission. On December 11, 1998, the Court granted the Company's motion to dismiss Mr. Fishman's action without prejudice to the plaintiff to seek leave to file an amended complaint within 30 days. On May 12, 1999, the Court denied the plaintiff's subsequent motion for leave to file a substituted complaint on the basis that the federal securities law claim, the only federal claim alleged by the plaintiff, was still deficient. Accordingly, the federal securities claim was dismissed with prejudice. On or about June 4, 1999, Mr. Fishman commenced an action against the same defendants and added as a seventh defendant, the Company's former President, Mr. Steven Francesco, in the Connecticut Superior Court for the Judicial District of Stamford/Norwalk at Stamford alleging breach of contract, breach of duty of good faith and fair dealing, fraudulent misrepresentation, negligent misrepresentation, intentional misrepresentation and failure to pay wages. The defendants have answered the complaint and filed counterclaims for fraudulent inducement and breach of contract. Plaintiff's response to counterclaims was due October 14, 1999 and has yet to be received. Although the Company is vigorously defending this action, there can be no assurance that it will be successful.

By memorandum dated April 10, 1998, Jonathan Paschkes, then Vice President of Marketing for the Company, resigned his position. On or about November 17, 1998, Mr. Paschkes filed a complaint against the Company and Sebastian E. Cassetta in the United States District Court, District of Connecticut. In the complaint, Mr. Paschkes alleges (i) fraudulent inducement to him to accept his position with the Company; (ii) breach of various terms of the Company's employment contract with him; and (iii) failure by the Company to pay him wages and bonuses and issue options to him pursuant to the terms of his employment contract. On or about February 18, 1999, Mr. Paschkes filed an amended complaint. The Company answered the amended complaint and asserted counterclaims against Mr. Paschkes for fraudulent inducement, breach of contract, conversion and statutory theft. On October 5, 1999, an agreement in principle was reached between the Company and Mr. Paschkes in full settlement of these claims. The Company anticipates executing a settlement agreement with Mr. Paschkes and filing a Stipulation of Dismissal with prejudice before October 31, 1999. The Company has recorded a charge for the settlement of such claims in the results of operations for the year ended June 30, 1999.

On or about May 11, 1998, Ronald G. Weiner filed a complaint against the Company and Mr. Francesco in the Supreme Court of the State of New York, County of New York. The complaint alleges, among other things, that in May 1993, by letter from Mr. Francesco, Mr. Weiner was offered a 10% equity stake in Smart Phone Services, Inc. ("SPS"), a Subchapter S company of which Mr. Francesco allegedly was the President and sole shareholder, in exchange for his active involvement in, among other things, raising capital and managing the financial aspects of SPS. The complaint alleges that, in November 1993, Mr. Francesco sent a letter to Mr. Weiner in which he (i) represented that SPS had failed to attract a single investor and (ii) withdrew his offer to Mr. Weiner of a 10% equity position in SPS. The complaint further alleges that, in conversations with Mr. Weiner beginning in November 1993, Mr. Francesco represented that he was ceasing all efforts to capitalize SPS. The complaint alleges, among other things, that Mr. Francesco and SPS breached their agreement with Mr. Weiner by withdrawing their offer to him of a 10% equity stake in SPS, and that, at the time Mr. Francesco represented that he was ceasing efforts to capitalize SPS, he had actually formed the Company and was actively seeking investors for it. The complaint further alleges that the Company is a successor entity to SPS and that, therefore, the Company is liable for SPS' and Mr. Francesco's alleged conduct in derogation of their alleged agreement with Mr. Weiner. The complaint seeks, among other things, (i) a declaratory judgment declaring Mr. Weiner a 10% equity shareholder of the Company, (ii) a constructive trust in Mr. Weiner's favor for 10% for the Company's equity shares and (iii) restitution against Mr. Francesco and the Company for unjust enrichment. On his unjust enrichment claim, Mr. Weiner seeks unspecified damages that he alleges to be at least $250,000. In its answer to the complaint, the Company has denied the material allegations of the complaint, asserted affirmative defenses and also asserted cross-claims against Mr. Francesco seeking indemnification from, or contribution towards, any judgment that Mr. Weiner may obtain against the Company. In accordance with an agreement dated November 11, 1998, the Company has filed a motion to discontinue the cross-claims that it asserted against Mr. Francesco. No discovery in this action has yet been taken. Although the Company is vigorously defending this action there can be no assurance that it will be successful.

Item 4.    Submission of Matters to a Vote of Security Holders
-------

None.

                                     Part II

Item 5.    Market for Common Equity and Related Stockholder Matters
-------

SmartServ's $.01 par value common stock ("Common Stock") commenced trading on March 21, 1996 on the National Association of Securities Dealers' Automated Quotation System ("NASDAQ"). The Company's Redeemable Common Stock Purchase Warrants ("Public Warrants") also commenced trading on March 21, 1996 on the NASDAQ.

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

The following table sets forth the high and low prices for the Common Stock and Public Warrants during the periods indicated as reported by the NASDAQ SmallCap Market and the OTC Bulletin Board, as applicable. Such amounts (and all other share and price information contained in this Form 10-KSB) have been adjusted to reflect the Reverse Stock Split.

                                     Common Stock             Warrants
                                     ------------             --------
                                   High         Low        High      Low
                                   ----         ---        ----      ---
Year Ended June 30, 1999

First Quarter                   $  4.313     $ 1.875    $ 2.250    $ .375
Second Quarter                     4.125       1.031       .531      .063
Third Quarter                      4.875       1.500       .625      .063
Fourth Quarter                     2.500       1.500       .250      .100


Year Ended June 30, 1998

First Quarter                   $ 18.750     $ 6.750    $ 4.500    $ .750
Second Quarter                    21.000       4.128      5.250      .750
Third Quarter                     19.125       3.750      6.563      .938
Fourth Quarter                    22.500       3.000      9.188     1.688


As of October 5, 1999, the Company had 1,379,769 shares of Common Stock outstanding held by 70 record holders. The Company estimates that its Common Stock is held by approximately 1,800 beneficial holders. As of such date, the Company had 1,049,981 Public Warrants outstanding held by 28 record holders.

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

Recent Sales of Unregistered Securities

On May 29, 1997, the Company issued a $550,000 promissory note and warrants to purchase 45,302 shares of Common Stock to Zanett Lombardier, Ltd. ("ZLL") for $550,000. On each of July 21, 1997 and September 16, 1997, the Company issued an additional $111,111 promissory note and warrants to purchase an additional 9,151 shares of Common Stock to ZLL for $111,111. The warrants are subject to antidilution provisions and have exercise prices of $4.97 and $6.07 per share. Zanett Securities Corporation ("Zanett") received fees of $78,576 for its services in connection with such transactions. Additionally, Zanett received warrants to purchase 15,899 shares of Common Stock. Such warrants are subject to antidilution provisions and have exercise prices of $4.97 and $6.07. The promissory notes and warrants were issued in reliance upon the exemption from registration provided by Section 4 (2) of the Securities Act.

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

On September 29, 1997, the Company issued 4,000 prepaid common stock purchase warrants ("Prepaid Warrants") to 12 investors for $4,000,000. Included in such amount was $772,222 of the promissory notes issued to ZLL and $63,837 of accrued interest thereon which were cancelled in connection with this transaction. The Prepaid Warrants are convertible into a number of shares of Common Stock of the Company that is equal to $1,000 divided by the applicable exercise price. The exercise price is 70% of the average closing bid price of the Common Stock for the 10 trading days ending on the day prior to exercise of such warrants, reduced by 1% for each 60 day period the Prepaid Warrants remain unexercised, but in no event above $8.40 per share. Zanett received a commission of $400,000, an unaccountable expense allowance of $120,000, and warrants to purchase 135,906 shares, subject to antidilution provisions, of Common Stock at $4.97 per share in connection with such transaction. The Prepaid Warrants, and the warrants issued to Zanett, were issued in reliance upon the exemption from registration provided by Section 4 (2) of the Securities Act.

On September 29, 1997, the Company issued 113,250 warrants to Bruno Guazzoni and, subject to stockholder approval, agreed to issue to him warrants to purchase an additional 692,120 shares of Common Stock. These additional warrants were approved by the stockholders and issued in April 1998. The warrants are subject to antidilution provisions and have an exercise price of $4.97 per share. No sales commissions were paid in connection with such transaction. The warrants were issued in reliance upon the exemption from registration provided by Section 4 (2) of the Securities Act.

Between January 13, 1998 and June 30, 1999, an aggregate of 1,706 Prepaid Warrants were converted into an aggregate of 398,955 shares of Common Stock of the Company. No sales commissions were paid in connection with such conversions. The shares were issued in reliance upon the exemption from registration provided by Section 3 (a) (9) of the Securities Act.

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

On August 31, 1998, the Company issued 32,953 shares of Common Stock to ZLL and 17,047 shares of Common Stock to Bruno Guazzoni in consideration for their agreeing to certain restrictions on the exercise of the Prepaid Warrants and the resale of the shares of Common Stock issuable on exercise thereof. No sales commissions were paid in connection with such transaction. The shares were issued in reliance upon the exemption from registration provided by Section 4
(2) of the Securities Act.

On September 8, 1998, the Company issued warrants to purchase 3,000 shares of common stock to DTN for prepayment of certain guaranteed payments in accordance with the Software License and Service Agreement between the parties dated April 23, 1998. Such warrants are exercisable at $3.00 per share of Common Stock. These warrants were issued in reliance upon the exemption from registration provided by Section 4 (2) of the Securities Act. No sales commissions were paid in connection with such transaction.

On November 17, 1998, the Company issued 125,000 shares of Common Stock and warrants to purchase 16,667 shares of Common Stock, exercisable at $5.00 per share until November 11, 2001, to Mr. Steven Francesco, a former officer of the Company, as partial consideration for the settlement of his claims against the Company and certain of its officers and directors. The shares and warrants were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act. No sales commissions were paid in connection with such transaction.

Between November 20, 1998 and December 3, 1998, the Company issued convertible promissory notes in the amount of $500,000 and warrants to purchase 833,333 shares of Common Stock to investors for $500,000. Such warrants are exercisable at $.60 per share and expire on November 19, 2003. Spencer Trask Securities, Inc. ("Spencer Trask"), the placement agent, received a commission of $50,000 and an unaccountable expense allowance of $15,000 in connection with such transaction. Additionally, the Company issued warrants to purchase 166,667 shares of Common Stock to Spencer Trask exercisable at $.72 per share through November 29, 2003. These promissory notes and warrants were issued in reliance upon the exemption from registration provided by Section 4 (2) of the Securities Act.

On January 14, 1999, the Company issued 10,000 shares of Common Stock to Arnhold & S. Bleichroeder, Inc. ("ASB"), an investor in the Company's Prepaid Warrants, in consideration of an agreement to waive certain events of default under such Prepaid Warrants. No sales commissions were paid in connection with such transaction. These shares were issued in reliance upon the exemption from registration provided by Section 4 (2) of the Securities Act.

On January 20, 1999, the Company agreed to cancel warrants to purchase 20,833 shares of Common Stock exercisable at $15.75 and $19.50 per share to Mr. Steven Rosner, a financial advisor to the Company, and to grant Mr. Rosner warrants to purchase 40,833 shares of Common Stock at $.60 per share for his efforts in arranging the Company's relationship with Spencer Trask. These warrants expire on March 4, 2003 and January 19, 2004 and were issued in reliance upon the exemption from registration provided by Section 4 (2) of the Securities Act.

On January 28, 1999, the Company issued a convertible promissory note in the amount of $50,000 and warrants to purchase 83,333 shares of Common Stock to Mr. Bruno Guazzoni, an investor in the Company's Prepaid Warrants for $50,000. Such warrants are exercisable at $.60 per share and expire on November 19, 2003. Spencer Trask, the placement agent, received a commission of $5,000, an unaccountable expense allowance of $1,500 and warrants to purchase 16,667 shares of Common Stock at $.72 per share through January 26, 2004 in connection with this transaction. The promissory note and the warrants were issued in reliance upon the exemption from registration provided by Section 4 (2) of the Securities Act.

On June 24, 1999, the Company agreed to issue to DTN a warrant for the purchase of 300,000 shares of the Company's Common Stock at $8.60 per share in exchange for $324,000. The warrants will expire on the earlier of April 30, 2003, or the date one year after the market price of a share of Common Stock reaches $8.60. No sales commissions were paid in connection with such transaction. These warrants will be issued in reliance upon the exemption from registration provided by Section 4 (2) of the Securities Act.

On July 6, 1999, the Company issued 180,000 shares of Common Stock to ASB to settle the Company's obligation to ASB pursuant to the default provisions of the Prepaid Warrants. No sales commissions were paid in connection with such transaction. These shares were issued in reliance upon the exemption from registration provided by Section 4 (2) of the Securities Act.

Item 6.    Management's Discussion and Analysis or Plan of Operation
-------

Plan of Operation

The Company delivers Internet-based content and trade order routing solutions, as well as "Web-to-Wireless" applications that drive transactions to its strategic alliances ("Strategic Marketing Partners") and their customers. The Company has developed online financial, transactional and media applications using a unique "device-independent" delivery solution.

The Company's plan of operation includes programs for the sale of the Company's information and transactional application services through Strategic Marketing Partners utilizing a "business-to-business" strategy. Such a strategy provides access to a large number of potential subscribers and allows the Company to maximize its market reach at minimal operating costs. The flexibility of the Company's application software and communications architecture enables the customization of each information package offered to each Strategic Marketing Partner, and in turn to their end users.

As an early entrant in the dynamic market of distribution of financial information and transaction services via wireless telephones and PDAs, the Company is developing strategic marketing relationships with the wireless equipment manufacturers, carriers and other value-added service providers and potential corporate partners. The Company continuously seeks to increase product performance and widen its distribution by building and maintaining this network of Strategic Marketing Partners. Combining the Company's application development and data platform with the core competencies of its Strategic Marketing
Partners, the Company is offering a packaged turnkey solution for extending content and transactions to the wireless environment. Management believes the wireless area has tremendous potential for distribution of the Company's information products and as a source of revenues from "fee based" transactions such as routing stock order entries.

Management believes that most of the Company's revenues will ultimately be derived from consumers who purchase the Company's services through Strategic Marketing Partners. The Company anticipates that Strategic Marketing Partners will brand the Company's "bundled" information services with their own private label and promote and distribute the Company's packaged offering to their clients. The Company has the ability to customize the information package to be offered to each Strategic Marketing Partner, by device. With the licensing of four of the Company's Internet products by DTN, the Company has discontinued efforts to develop a direct subscriber base.

Management anticipates that staffing requirements associated with the implementation of its plan of operation will result in the addition of a minimum of six to ten people during the period ending June 2000. Such personnel will be added to assist with the programming requirements of Strategic Marketing Partners' product offerings, for customer support and sales and marketing.

Results of Operations

Fiscal Year Ended June 30, 1999 versus Fiscal Year Ended June 30, 1998

During the year ended June 30, 1999, the Company recorded revenues of $1,443,781. Substantially all of such revenues were earned through the Company's licensing agreement with DTN. During the year ended June 30, 1998, the Company earned revenues of $873,476. Of such amount, $210,000 was earned through the relationship with DTN, while $454,000 was earned from the sale of the SmartServ Pro stock quote services.

During the year ended June 30, 1999, the Company incurred costs of services of $994,465. Such costs consisted primarily of information and communication costs ($267,600), personnel costs ($290,100), computer hardware leases and maintenance ($339,400) and systems consultants ($97,300). During the year ended June 30, 1998, the Company incurred costs of revenues of $1,216,761. Such costs consisted primarily of information and communication costs ($551,700), personnel costs ($310,600), and computer hardware leases and maintenance ($339,300). Information and communication costs decreased in 1999 compared to 1998 as a result of the licensing agreement entered into between the Company and DTN. Personnel costs decreased in 1999 compared to 1998 as a result of the migration of personnel resources into product development areas in 1999. Product development costs were $193,188 vs. $923,082 for the year ended June 30, 1998. The decrease in the product development costs results from the capitalization of software development costs related to certain product enhancements in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed ("Statement 86"). During the year ended June 30, 1999, the Company capitalized $765,000 of development costs in accordance with Statement 86. No such costs were capitalized during the year ended June 30, 1998. During the year ended June 30, 1999, product development costs consisted primarily of the amortization of capitalized software development costs. During the year ended June 30, 1998, product development costs consisted primarily of personnel costs ($541,400) and computer system consultants ($335,000).

During the year ended June 30, 1999, the Company incurred selling, general and administrative expenses of $4,006,599 vs. $3,221,940 for the year ended June 30, 1998. During the year ended June 30, 1999, such costs were incurred primarily for personnel costs ($1,148,400), facilities ($240,500), marketing and advertising costs ($263,100), professional fees ($2,150,000), and telecommunications costs ($69,500). During the year ended June 30, 1998, such costs were incurred primarily for personnel costs ($1,349,000), facilities ($216,000), marketing and advertising costs ($240,400), professional fees ($1,051,400) and telecommunications costs ($73,100). Included in professional fees are noncash charges of $1,349,020 in 1999 and $660,576 in 1998 representing the amortization of deferred costs in connection with the issuance of warrants to financial consultants.

Interest income for the year ended June 30, 1999 amounted to $4,767 vs. $40,788 for the year ended June 30, 1998. Such amounts were earned primarily from the Company's investments in highly liquid commercial paper. Interest and financing costs for the year ended June 30, 1999 were $3,378,422. Such costs were incurred primarily in connection with the issuance of the 8% convertible notes ($2,254,700) and the Company's default pursuant to the Prepaid Warrants ($1,095,700). Of such amounts, $2,593,800 were noncash charges for the issuance of Common Stock or warrants to purchase Common Stock as settlement of such obligations. Interest and financing costs for the year ended June 30, 1998 were $592,490. These costs were incurred in connection with the origination of the Company's May 1997 line of credit. Of such amount, $463,600 represents the non-cash charges associated with the issuance of certain common stock purchase warrants.

Loss per share was $6.44 per share for year ended June 30, 1999 vs. $7.65 per share for the year ended June 30, 1998. While the net loss increased $2,084,117 the Company's weighted average shares of Common Stock outstanding in 1999 increased by 446,569 shares, thereby affecting the per share loss.

Fiscal Year Ended June 30, 1998 versus Fiscal Year Ended June 30, 1997

During the year ended June 30, 1998, the Company recorded revenues of $873,476 from the sale of its information services vs. $688,610 during the year ended June 30, 1997. Included in revenues for the year ended June 30, 1998 is $210,000 resulting from the Company's licensing agreement with DTN and $454,000 from the sale of the SmartServ Pro stock quote services. During the year ended June 30, 1997, the Company earned revenues from the enhancement, implementation, and marketing of services to Schroder & Co. Inc. of $342,200.

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

During the year ended June 30, 1998, the Company incurred selling, general and administrative expenses of $3,221,940 vs. $2,861,845 for the year ended June 30, 1997. During the year ended June 30, 1998, such costs were incurred primarily for personnel costs ($1,349,000), facilities ($216,000), advertising and marketing costs ($240,400), professional fees ($1,051,400) and telecommunications costs ($73,100). During the year ended June 30, 1998, selling, general and administrative costs increased $360,095 from the prior year as a result of increases in professional fees ($593,000), personnel costs ($403,500) and facilities costs ($55,700). Such increases were offset by a decrease in advertising and marketing expenses of $600,900. Professional fees includes a non-cash charge of $527,576, representing amortization of deferred compensation in connection with the issuance of 592,592 common stock purchase warrants to a financial consultant.

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

Loss per share was $7.65 per share for year ended June 30, 1998 vs. $7.20 per share for the year ended June 30, 1997. While the net loss increased $605,527 the Company's weighted average shares of Common Stock outstanding increased by 43,201 shares, thereby affecting the per share loss.

Capital Resources and Liquidity

Since inception of the Company on August 20, 1993 through March 21, 1996, the date of the initial public offering of securities ("IPO"), the Company had funded its operations through a combination of private debt and equity financings totaling $4,160,000 and $12,877,500, respectively.

In May 1997, the Company arranged a line of credit facility with a financial institution. Such line of credit was originated for a maximum borrowing amount of $550,000. In July and September 1997, the facility was amended to allow for additional borrowings of up to $222,222. In conjunction with the origination of the line of credit facility, the Company issued 56,627 common stock purchase warrants to the financial institution. Similarly, the Company issued 11,438 warrants for each of the July and September amendments. As a result of the Company's default on the note in August, the Company was required to issue 50,083 "default" warrants to such institution. These warrants are currently exercisable at prices ranging from $.64 to $6.07 and expire in September 2002.

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

On April 23, 1998, the Company entered into an agreement with DTN, whereby the Company licensed to DTN the rights to market three of the Company's Internet products. The Company received $850,000 upon execution of the contract and received minimum monthly payments of $100,000 through April 1999. Additionally, DTN has agreed to absorb the costs associated with the expansion of the computer and communications hardware necessary to support the expansion of the user base.

On June 24, 1999, the Company and DTN entered into the License Agreement that amended the Software License and Service Agreement dated April 23, 1998. In consideration of the receipt of $5.175 million, the Company granted DTN an exclusive perpetual worldwide license to the Company's Internet-based (i) real-time stock quote product, (ii) an online trading vehicle for customers of small and medium sized brokerage companies, (iii) an administrative reporting package for brokers of small and medium sized brokerage companies, and (iv) an order entry/routing system. Additionally, the Company received $324,000 in exchange for an agreement to issue warrants to purchase 300,000 shares of the Company's Common Stock at an exercise price of $8.60 per share. The Company has agreed to continue to operate these products and provide maintenance and enhancement services in exchange for a percentage of the revenues earned by DTN therefrom. The cost of the Company's commitment to provide such maintenance and enhancement services is limited to a maximum of 20% of the revenues earned by the Company. None of the Company's wireless products were included in this transaction. Although the Company believes that DTN has the experience and the financial ability to distribute the Company's services to thousands of potential customers, there can be no assurance that the products and services will be accepted by the ultimate consumer on a wide spread basis.

On August 11, 1998, the Company entered into a letter of intent, as amended on November 24, 1998, with Spencer Trask Securities, Inc. ("Spencer Trask") which provided for the retention of Spencer Trask to act as exclusive placement agent in connection with a private placement by the Company of a minimum of $5,000,000 and a maximum of $10,000,000 of securities of the Company.

In anticipation of completing the private placement, the Company completed an interim financing of $550,000 of securities of the Company. The Company sold five and one-half (5.5) units, each consisting of a secured convertible 8% note in the principal amount of $100,000 and warrants to purchase Common Stock of the Company. The notes and the warrants are convertible and exercisable, respectively, at $.60 per share of Common Stock. Such notes were repaid in June 1999.

On July 1, 1999, the Company entered into an agreement with ASB to settle the Company's obligation to ASB pursuant to the default provisions of the Prepaid Warrants. Accordingly, the Company paid ASB $325,000 to redeem the Prepaid Warrants and issued 180,000 shares of Common Stock in full settlement of all obligations to ASB. The Company has agreed to file a registration statement with the Securities and Exchange Commission covering such shares.

The Company's financial statements for the year ended June 30, 1999 have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred net losses of $7,124,126, $5,040,009, and $4,434,482 for the years ended June 30, 1999, 1998 and 1997, respectively, and as of June 30, 1999 had an accumulated deficit of $21,946,005 and a deficiency of net assets of $4,707,300. The Company is also a defendant in several legal proceedings that could have a material adverse effect on the Company's financial position, cash flows, and results of operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

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

Year 2000 Compliance

The Company's information services are distributed via a combination of third party computer hardware and software applications, as well as Company designed application software and communication networks. The Company has formed a task force to assure that its products and services are Year 2000 ("Y2K") compliant. As part of this process, the Company has queried its software vendors and third party information providers and has updated certain hardware, third party software and/or received letters of compliance from such third party information providers. In addition, the Company has reviewed and modified its proprietary application software for compliance.

The Company is currently testing its entire service offerings and anticipates such testing will be completed by October 31, 1999. The Company anticipates that the costs of ensuring such compliance will not exceed $150,000.

The Company is working diligently to ensure that all systems are Y2K compliant and believes that its greatest risks would be the partial inability of its systems to deliver accurate data caused by certain information vendors' inability to supply Y2K compliant data. The inability of the Company's systems to process non-Y2K compliant data could result in a substantial decline in both new and existing customer subscriptions to its products. This would have a material adverse effect on the Company's financial condition, results of operations, and ability to continue as a going concern. The Company believes that the probability of this occurrence is minimal as it is currently receiving and processing Y2K data from its critical information providers.

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

Item 7.    Financial Statements
-------
                                                                           Page

Report of Independent Auditors                                              20

Balance Sheets as of June 30, 1999 and 1998                                 21

Statements of Operations for the years                                      23
    ended June 30, 1999, 1998 and 1997

Statement of Stockholders' Equity (Deficiency)                              24
    for the years ended June 30, 1999, 1998 and 1997

Statements of Cash Flows for the years                                      28
    ended June 30, 1999, 1998 and 1997

Notes to Financial Statements                                               29

                         Report of Independent Auditors


Stockholders and Board of Directors
SmartServ Online, Inc.

We have audited the accompanying balance sheets of SmartServ Online, Inc. as of June 30, 1999 and 1998, and the related statements of operations, stockholders' equity (deficiency), and cash flows for each of the three years in the period ended June 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SmartServ Online, Inc. at June 30, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 1999, in conformity with generally accepted accounting principles.

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

/s/ Ernst & Young LLP

Stamford, Connecticut
October 13, 1999

                             SmartServ Online, Inc.

                                 Balance Sheets

                                                        June 30
                                              -----------------------------
                                                   1999           1998
                                              -------------   -------------
Assets
Current assets
   Cash and cash equivalents                  $ 2,165,551      $  354,225
   Accounts receivable                            348,278         111,051
   Prepaid expenses                                50,150         130,603
                                               ------------    ------------
Total current assets                            2,563,979         595,879
                                               ------------    ------------
Property and equipment, net                       498,448         610,537

Other assets
   Capitalized software development costs,
     net of accumulated amortization of $82,108   683,337              --
   Security deposit                                74,834          70,437
                                               ------------    ------------
                                                  758,171          70,437
                                               ------------    ------------
Total Assets                                   $3,820,598      $1,276,853
                                               ============    ============


See accompanying notes.

                             SmartServ Online, Inc.

                                 Balance Sheets

                                                              June 30
                                                   -----------------------------
                                                       1999             1998
                                                   -------------    ------------
Liabilities and Stockholders' Deficiency
Current liabilities
   Accounts payable                                $    780,543      $  800,545
   Accrued liabilities                                  474,189         736,137
   Accrued liabilities to warrant holders             1,311,365              --
   Salaries payable                                      93,443          57,308
   Capital lease obligation - current portion            70,147          76,127
   Deferred revenues - current portion                1,656,632         776,049
                                                   ---------------   ----------
Total current liabilities                             4,386,319       2,446,166
                                                   ---------------   ----------

Capital lease obligation - long-term portion                 --          77,548
Deferred revenues - long-term portion                 4,141,579              --

Commitments and Contingencies - Note 9

Stockholders' Deficiency
Preferred stock - $0.01 par value
   Authorized - 1,000,000 shares
   Issued and outstanding - None
Common Stock - $0.01 par value
   Authorized - 40,000,000 shares
   Issued and outstanding - 1,199,787 at
      June 30, 1999 and 836,227 shares
      at June 30, 1998                                   11,998           8,362
Common stock subscribed                               1,812,554              --
Notes receivable from officers                       (1,812,554)             --
Additional paid-in capital                           20,679,611      18,184,580
Unearned compensation                                (3,452,904)     (4,617,924)
Accumulated deficit                                 (21,946,005)    (14,821,879)
                                                   ------------     -----------
Total stockholders' deficiency                       (4,707,300)     (1,246,861)
                                                   ------------     -----------
Total Liabilities and Stockholders' Deficiency     $  3,820,598     $ 1,276,853
                                                   ============     ===========

See accompanying notes.

                                             SmartServ Online, Inc.

                                            Statements of Operations

                                                                      Year Ended June 30
                                                  -------------------------------------------------
                                                        1999           1998               1997
                                                  -------------------------------------------------
Revenues                                          $  1,443,781     $    873,476     $    688,610
                                                  -------------    -------------    ---------------
Costs and expenses
   Cost of services                                   (994,465)      (1,216,761)      (1,133,884)
   Product development expenses                       (193,188)        (923,082)      (1,150,224)
   Selling, general and administrative
         expenses                                   (4,006,599)      (3,221,940)      (2,861,845)
                                                  -------------    -------------    ---------------
Total costs and expenses                            (5,194,252)      (5,361,783)      (5,145,953)
                                                  -------------    -------------    ---------------
Loss from operations                                (3,750,471)      (4,488,307)      (4,457,343)
                                                  -------------    -------------    ---------------
Other income (expense):
   Interest income                                       4,767           40,788           74,507
   Interest expense                                   (167,839)         (57,485)         (20,194)
   Debt origination and other financing costs       (3,210,583)        (535,005)         (31,452)
                                                  -------------    -------------    ---------------
                                                    (3,373,655)        (551,702)          22,861
                                                  -------------    -------------    ---------------
Net loss                                          $ (7,124,126)    $ (5,040,009)    $ (4,434,482)
                                                  =============    =============    ===============
Basic and diluted loss per share                  $      (6.44)    $      (7.65)    $      (7.20)
                                                  =============    =============    ===============
Weighted average shares outstanding                  1,105,603          659,034          615,833
                                                  =============    =============    ===============

See accompanying notes.

                                                       SmartServ Online, Inc.
                                           Statement of Stockholders' Equity (Deficiency)


                                 Common Stock                           Notes       Additional
                                            Par       Common Stock    Receivable      Paid-in       Unearned     Accumulated
                               Shares      Value       Subscribed    from Officers    Capital     Compensation     Deficit
                              ---------   --------    ------------   -------------  ----------    ------------   -----------
Balances at June 30, 1996       615,832   $  6,158      $     --      $     --      $8,789,091    $     --     $(5,347,388)

Change in market value of
   employee stock options            --         --            --            --         188,293          --              --

Issuance of Common Stock
   Purchase Warrants in
   connection with
   investment advisory
   services                          --         --            --            --          75,000          --              --

Issuance of Common Stock
   Purchase Warrants in
   connection with
   short-term line of credit         --         --            --            --          25,000          --              --

Net loss for the year                --         --            --            --              --          --      (4,434,482)
                              ---------   --------      --------      ---------     ----------    ---------   ------------
Balances at June 30, 1997       615,832   $  6,158      $     --      $     --      $9,077,384    $     --    $ (9,781,870)
                              ---------   --------      --------      ---------     ----------    ---------   ------------


See accompanying notes.


                                                       SmartServ Online, Inc.
                                           Statement of Stockholders' Equity (Deficiency)

                                                            (Continued)

                                Common Stock                           Notes       Additional
                                            Par       Common Stock    Receivable      Paid-in       Unearned     Accumulated
                               Shares      Value       Subscribed    from Officers    Capital     Compensation     Deficit
                              ---------   --------    ------------   -------------  ----------    ------------   -----------
Balances at June 30, 1997       615,832   $  6,158      $    --      $     --    $  9,077,384      $     --      $(9,781,870)

Issuance of 4,000 Prepaid
   Common Stock Purchase
   Warrants; net of direct
   costs of $545,000                 --         --           --            --       3,455,000            --               --

Conversion of 1,429.33
  Prepaid Common Stock
  Purchase Warrants into
  Common Stock                  220,395      2,204           --            --          (2,204)           --               --

Issuance of Common Stock
   Purchase Warrants to a
   financial  consultant in
   connection with the
   issuance of 4,000 Prepaid
   Common Stock Purchase
   Warrants                          --         --           --            --       5,145,500    (5,145,500)              --

Issuance of Common Stock
   Purchase Warrants in
   connection with the
   issuance of notes                 --         --           --            --         388,900            --               --

Issuance of Common Stock
  Purchase Warrants in
  connection with investment
  advisory contracts                 --         --           --            --         120,000            --               --

Amortization of unearned
  compensation                       --         --           --            --              --       527,576               --

Net loss for the year                --         --           --            --              --            --       (5,040,009)
                              ---------   ---------     -------   -----------    ------------   -----------      -----------
Balances at June 30, 1998       836,227   $  8,362      $    --    $       --    $ 18,184,580   $(4,617,924)    $(14,821,879)
                              ---------   --------      -------   -----------    ------------   -----------       -----------

See accompanying notes.

                                                                SmartServ Online, Inc.
                                           Statement of Stockholders' Equity (Deficiency)

                                                            (Continued)


                                Common Stock                           Notes       Additional
                                            Par       Common Stock    Receivable      Paid-in       Unearned     Accumulated
                               Shares      Value       Subscribed    from Officers    Capital     Compensation     Deficit
                              ---------   --------    ------------   -------------  ----------    ------------   -----------
Balances at June 30, 1998       836,227   $  8,362    $       --      $    --      $18,184,580   $(4,617,924)   $(14,821,879)

Conversion of 276.67 Prepaid
   Common Stock Purchase
   Warrants into Common Stock   178,560      1,786            --           --           (1,786)           --              --

Issuance of Common Stock to
   Prepaid Warrant holders
   as consideration for
   amending certain terms
   and conditions of the
   Prepaid Warrants              60,000        600            --           --          146,713            --              --

Issuance of Common Stock
   Purchase Warrants in
   connection with
   prepayments made by a
   marketing partner                 --         --            --           --            6,300            --              --

Issuance of Common Stock
   Purchase Warrants in
   connection with the
   issuance of 8%
   convertible notes                 --         --            --           --        1,573,000            --              --

Beneficial conversion
   feature of 8% convertible
   notes                             --         --            --           --          550,000            --              --

Issuance of Common Stock and
   warrants to purchase
   Common Stock in partial
   settlement of litigation     125,000      1,250            --           --          144,500            --              --

Amortization of unearned
   compensation over the
   term of the consulting
   agreement                         --         --            --           --               --     1,165,020              --

Common Stock subscriptions
   and notes receivable in
   connection with officers'
   employment agreements             --         --     1,812,554   (1,812,554)              --            --              --

Issuance of Common Stock
  Purchase Warrants to a
  financial consultant as
  compensation for services          --         --            --           --           59,000            --              --

Redemption of Prepaid Common
  Stock Purchase Warrants            --         --            --           --         (325,000)           --              --

See accompanying notes.

                                                       SmartServ Online, Inc.
                                           Statement of Stockholders' Equity (Deficiency)

                                                            (Continued)


                                Common Stock                           Notes       Additional
                                            Par       Common Stock    Receivable      Paid-in       Unearned     Accumulated
                               Shares      Value       Subscribed    from Officers    Capital     Compensation     Deficit
                              ---------   --------    ------------   -------------  ----------    ------------   -----------
 Authorization of the
  issuance of Common Stock
  Purchase Warrants in
  connection with a
  licensing agreement                 --         --             --           --        324,000           --               --

Change in market value of
  employee stock options              --         --             --           --         18,304           --               --

Net loss for the year                 --         --             --           --             --           --        (7,124,126)
                               ---------   ---------   -----------   ------------  -----------    -------------  --------------
Balance at June 30, 1999       1,199,787    $11,998     $1,812,554   $(1,812,554)  $20,679,611    $(3,452,904)   $(21,946,005)
                               =========   =========   ===========   ============  ===========    =============  ==============

See accompanying notes.

                                                 SmartServ Online, Inc.

                                                Statements of Cash Flows

                                                                                Year Ended June 30

                                                                -----------------------------------------------
                                                                       1999           1998             1997
                                                                -------------   -------------    --------------
Operating Activities

Net loss                                                       $  (7,124,126)   $ (5,040,009)    $ (4,434,482)
Adjustments to reconcile net loss to net cash provided by
(used for) operating activities:
       Depreciation and amortization                                 278,646         193,601           149,182
       Provision for losses on and write-off of receivables               --          (1,300)           29,248
       Noncash interest costs                                         12,524          52,837                --
       Noncash debt origination and other financing costs          2,593,808         475,527            30,449
       Noncash compensation costs                                     18,304              --           188,293
       Noncash consulting services                                 1,349,020         660,576            75,000
       Amortization of unearned revenues                          (1,112,138)       (251,058)               --
       Settlement of litigation                                           --         145,750                --
       Changes in operating assets and liabilities
          Accounts receivable                                       (237,227)         40,031          (121,040)
          Prepaid expenses                                           (44,547)        (25,878)          (22,415)
          Accounts payable and accrued liabilities                   781,264         349,764           558,317
          Accrued interest                                                --          (5,323)           16,323
          Payroll taxes payable                                        1,696         (16,089)            5,482
          Salaries payable                                            34,439           6,996             1,364
          Unearned revenues                                        6,121,776       1,002,193            24,914
          Security deposit                                            (4,397)         10,781                --
                                                               --------------      ----------      ------------
 Net cash provided by (used for) operating activities              2,669,042      (2,401,601)       (3,499,365)
                                                               --------------     -----------      ------------

Investing Activities

Capitalization of software development costs                        (765,445)             --               --
Purchase of equipment                                                (84,449)        (60,424)         (351,786)
                                                               --------------     -----------      ------------
Net cash used for investing activities                              (849,894)        (60,424)         (351,786)
                                                               --------------     -----------      ------------

Financing Activities

Proceeds from the issuance of warrants                               324,000        2,643,941               --
Proceeds from the issuance of short-term notes                       478,500          196,500          493,646
Repayment of short-term notes                                       (691,794)              --               --
Repayment of capital lease obligation                                (83,528)         (92,536)              --
Proceeds of advances from DTN                                      2,058,300               --               --
Repayment of advances from DTN                                    (2,058,300)              --               --
Costs of issuing securities                                          (35,000)         (25,000)         (10,000)
                                                               --------------     -----------      ------------
Net cash provided by (used for) financing activities                  (7,822)       2,722,905          483,646
                                                               --------------     -----------      ------------

Increase (decrease) in cash and cash equivalents                   1,811,326          260,880       (3,367,505)
Cash and cash equivalents - beginning of year                        354,225           93,345        3,460,850
                                                               ==============     ===========      ============
Cash and cash equivalents - end of year                        $   2,165,551      $   354,225       $   93,345
                                                               ==============     ===========      ============

See accompanying notes.

                             SmartServ Online, Inc.

                          Notes to Financial Statements

1.   Nature of Business and Liquidity

SmartServ Online, Inc. (the "Company") commenced operations on August 20, 1993. The Company offers a range of services designed to facilitate e-commerce by providing transactional and information services to its alliance partners ("Strategic Marketing Partners"). The Company has developed online financial, transactional and media applications using a unique "device independent" delivery solution and makes these services available through its application software and communication architecture to wireless telephones and personal digital assistants, personal computers and the Internet. The Company's services include stock trading, real-time stock quotes, business and financial news, sports information, private-labeled electronic mail, national weather reports and other business and entertainment information.

The Company's financial statements for the year ended June 30, 1999 have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred net losses of $7,124,126, $5,040,009, and $4,434,482 for the years ended June 30, 1999, 1998, and 1997, respectively, and as of June 30, 1999 had an accumulated deficit of $21,946,005 and a deficiency of net assets of $4,707,300. The Company is also a defendant in several legal proceedings (see Note 9) which could have a material adverse effect on the Company's financial position, cash flow, and results of operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

The Company's business plan focuses on the strategy of marketing its services in partnership with those companies that have an economic incentive to provide the Company's information and transaction services to their customers. Management believes that the Company's primary source of revenues will be derived from consumers who purchase the services through its Strategic Marketing Partners. Through the use of this strategy, the consumer is a customer of both SmartServ and its Strategic Marketing Partner. The Company also believes that the sale of its information and transaction services through the cooperative efforts of partners with more recognizable brand names than its own is important to its success.

On September 30, 1997, the Company completed a private placement ("Placement") of $4 million of Prepaid Common Stock Purchase Warrants ("Prepaid Warrants") as more fully disclosed in Note 5. An integral part of this Placement was the conversion of notes payable and accrued interest thereon, aggregating $836,059, into Prepaid Warrants. The net proceeds of $2,643,941 provided the Company with working capital to continue its marketing efforts.

Effective May 1, 1998, the Company entered into an agreement with Data Transmission Network Corporation ("DTN") whereby DTN purchased the exclusive right to market three of the Company's Internet products: SmartServ Pro, a real time stock quote product; TradeNet, an online trading vehicle for the customers of small and medium sized brokerage companies, and BrokerNet, an administrative reporting package for brokers of small and medium sized brokerage companies. The consummation of this agreement has removed the Company from the retail market and allows the Company to focus on business-to-business marketing. The Company received $850,000 upon execution of the agreement and received minimum monthly payments of $100,000 through April 1999. On June 24, 1999, the Company and DTN entered into an agreement that amended the Software License and Service

Agreement dated April 23, 1998. In consideration of the receipt of $5.175 million, the Company granted DTN an exclusive perpetual worldwide license to the Company's Internet-based (i) SmartServ Pro, (ii) TradeNet, (iii) BrokerNet, and
(iv) an order entry/routing system. Additionally, the Company received $324,000 in exchange for an agreement to issue warrants to purchase 300,000 shares of the Company's Common Stock at an exercise price of $8.60 per share. The Company has agreed to continue to operate these products and provide maintenance and enhancement services in exchange for a percentage of the revenues earned by DTN therefrom. The cost of the Company's commitment to provide such maintenance and enhancement services is limited to a maximum of 20% of the revenues earned by the Company. None of the Company's wireless products were included in this transaction.

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

Notwithstanding the execution of the DTN agreements and the continual discussions with potential Strategic Marketing Partners about future relationships, the Company's ability to generate fee revenue and working capital may not be sufficient to meet management's objectives as presently structured. Management recognizes that the Company must generate additional revenues or consider additional modifications to its sales and marketing program or institute cost reductions to allow it to continue to operate with available cash resources. There is no assurance that the Company will generate future revenues or cash flow from operations or that the Company's products and services will continue to be accepted in the marketplace by the ultimate consumers.

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

Revenue Recognition

Revenues are recognized as services are provided. Deferred revenues, resulting from customer prepayments, are recognized as services are provided throughout the term of the agreement. Deferred revenues resulting from the Company's agreements with DTN are being amortized over the anticipated future revenue stream, a period of 42 months.

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

Capitalized Software Development Costs

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

Interest, debt origination and other financing costs paid during the years ended June 30, 1999, 1998, and 1997 were $101,974, $32,536, and $9,194, respectively.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of accounts receivable. There is no single geographic concentration of sales or related accounts receivable in the United States. At June 30, 1999, accounts receivable consist principally of amounts due from DTN ($268,000), and a telecommunications company ($78,100). The Company performs periodic credit evaluations of its customers and, if applicable, provides for credit losses in the financial statements.

Property and Equipment

Property and equipment are stated at cost. Equipment purchased under a capital lease has been recorded at the present value of the future minimum lease payments at the date of acquisition. Depreciation is computed using the straight-line method over estimated useful lives of three to ten years.

Advertising Costs

Advertising costs are expensed as incurred and were approximately $20,500, $97,100, and $540,000 in 1999, 1998 and 1997, respectively.

Stock Based Compensation

The Company maintains a stock option plan for employees and non-employee directors that provides for the granting of stock options for a fixed number of shares with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for this stock compensation plan in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). Accordingly, compensation expense is recognized to the extent that the fair value of the stock exceeds the exercise price of the option at the measurement date. In 1997, the Company adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-based Compensation".

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

3.   Property and Equipment

Property and equipment consist of the following:

                                                                                             June 30

                                                                            ------------------------------------------
                                                                                   1999                    1998
                                                                            -------------------      -----------------
   Data processing equipment                                                $        700,210         $      616,587
   Data processing equipment purchased under a capital lease                         246,211                246,211
   Office furniture and equipment                                                     71,423                 70,597
   Display equipment                                                                   9,635                  9,635
   Leasehold improvements                                                             36,678                 36,678
                                                                            -------------------      -----------------

                                                                                   1,064,157                979,708
   Accumulated depreciation, including $106,691 and
       $57,449 for equipment purchased under a capital lease                        (565,709)              (369,171)
                                                                            ===================      =================
                                                                            $        498,448         $      610,537
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

In conjunction with the origination of the line of credit facility, the Company issued 56,627 common stock purchase warrants to the financial institution. Similarly, the Company issued 11,438 warrants for each of the July and September amendments. As a result of the Company's default on the note in August, the Company was required to issue 50,083 "default" warrants to such institution. At June 30, 1999, these warrants were exercisable at prices ranging from $.75 to $6.07. These warrants are subject to certain antidilution provisions and expire in September 2002. Pursuant to Statement of Financial Accounting Standard No. 123, "Accounting for Stock Based Compensation", the Company valued these warrants in accordance with the Black-Scholes pricing methodology at the time of issuance and recorded such valuation in the statement of operations as debt origination and other financing costs. The Company recorded debt origination and other financing costs associated with these warrants of $463,567 for the year ended June 30, 1998.

Commencing November 20, 1998, the Company sold five and one-half (5.5) units, each consisting of a secured 8% convertible note in the principal amount of $100,000 and warrants to purchase Common Stock of the

Company. The warrants are exercisable at $.60 per share of Common Stock. The convertible notes were repaid in June 1999. The Company has agreed to register the shares of Common Stock issuable upon exercise of the warrants. In addition to customary fees and expenses, Spencer Trask Securities, Inc. ("Spencer Trask"), the placement agent, received for nominal consideration, warrants to purchase ten percent (10%) of the shares of Common Stock of the Company issuable on conversion of the notes and exercise of the warrants at $.72 per share. The issuance to the noteholders of warrants to purchase 916,667 shares of Common Stock, as well as those issued to Spencer Trask for the purchase of 183,333 shares of Common Stock have been valued in accordance with the Black-Scholes pricing methodology and recorded as debt origination and other financing costs. Also in connection with the 8% convertible notes, the Company has recorded a non-cash charge to debt origination and other financing costs of $550,000 representing the perceived cost of the beneficial conversion feature of the notes. Emerging Issues Task Force Issue 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" ("Issue 98-5") defines the beneficial conversion feature as the non-detachable conversion feature that is "in-the-money" at the date of issuance. Issue 98-5 requires the recognition of the intrinsic value of the conversion feature as the difference between the conversion price and the fair value of the common stock into which the notes are convertible. Such amount is limited to the proceeds of the financing ($550,000) and has been recorded in debt origination and other financing costs as of the date of issuance.

On December 30, 1998, the Company executed an agreement with a service provider whereby certain obligations of the Company, amounting to $141,794, were converted into a 12% note payable. On June 28, 1999, the outstanding balance of $66,794 was repaid.

5.   Equity Transactions

During the year ended June 30, 1997, the Company authorized the issuance of warrants for the purchase of 33,333 shares of Common Stock in connection with certain investment advisory agreements. Such warrants are exercisable at prices ranging from $12.00 to $24.00 per share through May 2002.

On September 30, 1997, The Zanett Securities Corporation ("Zanett"), acting as placement agent for the Company, completed the private placement ("Placement") of $4 million of the Company's Prepaid Common Stock Purchase Warrants ("Prepaid Warrants"). The sale of these Prepaid Warrants was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof. Each Prepaid Warrant entitles the holder to purchase that number of shares of Common Stock that is equal to $1,000 divided by the applicable exercise price. Such exercise price is determined initially as 70% of the average closing bid price of the Common Stock for the 10 trading days ending on the day prior to exercise of the Prepaid Warrants. Additionally, the exercise discount shall be increased by 1% for each subsequent 60 day period that the Prepaid Warrants remain unexercised. The exercise price, however, shall never exceed $8.40. The Prepaid Warrants became exercisable on December 29, 1997 and expire on September 30, 2000.

As compensation for its services, Zanett received a placement fee and an unaccountable expense allowance of 10% ($400,000) and 3% ($120,000), respectively, of the gross proceeds of the Placement. Additionally, the Company issued 135,906 Common Stock Purchase Warrants to Zanett that are subject to antidilution provisions and are exercisable at $4.97 per share of Common Stock. These warrants expire on September 30, 2002.

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

Company  authorized  the  issuance of 805,370  Common  Stock  Purchase  Warrants
("Consulting Warrants") to this consultant that are subject to antidilution provisions and are exercisable at $4.97 per share of Common Stock. The Company has valued these Consulting Warrants in accordance with Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation", and the Black-Scholes pricing methodology at $5,145,500 and recorded this amount in stockholders' equity as unearned compensation. Unearned compensation is being amortized to income over the five-year term of the agreement. These warrants expire on September 30, 2002. The Company has recorded consulting expense of $1,165,020 and $527,576 for the years ended June 30, 1999 and 1998, respectively.

During the year ended June 30, 1999, holders of 276.67 of the Company's Prepaid Warrants converted such warrants into 178,560 shares of Common Stock at exercise prices ranging from $.75 to $2.38 per share.

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

On November 17, 1998, the Company issued 125,000 shares of Common Stock and warrants to purchase 16,667 shares of Common Stock, exercisable at $5.00 per share until November 11, 2001, to Mr. Steven Francesco, a former officer of the Company, as partial consideration for the settlement of his claims against the Company and certain of its officers and directors. The value of these shares has been recorded in selling, general and administrative expenses based upon the fair value of the Company's Common Stock at that date while the warrants have been recorded in accordance with the Black-Scholes pricing methodology.

On December 29, 1998, the Board of Directors approved the terms of employment contracts for Sebastian E. Cassetta, Chairman and Chief Executive Officer, and Mario F. Rossi, Vice President of Technology. Accordingly, the Company and Mr. Cassetta have entered into an employment agreement ("Cassetta Agreement"), effective January 1, 1999 and expiring on December 31, 2001, providing for, among other things, the sale to him of 618,239 shares of restricted stock representing 9% of the fully diluted shares of Common Stock of the Company. The purchase price ($2.20 per share) of the restricted stock is equal to 110% of fair market value of the Company's Common Stock for the 30 days preceding the date of the stock purchase agreement ("Cassetta Stock Purchase Agreement") contemplated by the Cassetta Agreement. The purchase price will be paid with a 5 year, non-recourse promissory note, secured by the stock, at an interest rate of 6.75%, which is 1% below the prime rate on the date of the Cassetta Stock Purchase Agreement. The Cassetta Stock Purchase Agreement provides the Company with certain repurchase options and provides Mr. Cassetta with a put option in the event of the termination of his employment. In accordance with APB No. 25, the Company will record the changes in the fair value of such shares in recognition of the compensatory nature of their issuance. On October 13, 1999, the Board of Directors agreed to reprice the shares granted to Mr. Cassetta to $.75 per share, the fair value of the shares at that date.

The Company and Mr. Rossi have also entered into an employment agreement ("Rossi Agreement"), effective January 1, 1999 and expiring on December 31, 2001, providing for, among other things, the sale to him of 206,080 shares of restricted stock representing 3% of the fully diluted shares of Common Stock of the Company. The purchase price ($2.20 per share) of the restricted stock is equal to 110% of fair market value for the 30 days preceding the date of the stock purchase agreement ("Rossi Stock Purchase Agreement") contemplated by the Rossi Agreement. The purchase price will be paid with a 5 year, non-recourse promissory note, secured by the stock, at an interest rate of 6.75%, which is 1% below the prime rate on the date of the Rossi Stock Purchase Agreement. The Rossi Stock Purchase Agreement provides the Company with certain repurchase options and provides Mr. Rossi with a put option in the event of the termination of his employment. In accordance with APB No. 25, the Company will record the changes in the fair value of such shares in recognition of the compensatory nature of their issuance. On October 13, 1999, the Board of Directors agreed to reprice the shares granted to Mr. Rossi to $.75 per share, the fair value of the shares at that date.

On January 14, 1999, the Company issued 10,000 shares of Common Stock to Arnhold & S. Bleichroeder, Inc. ("ASB"), an investor in the Company's Prepaid Warrants, in consideration of an agreement to waive certain events of default under such Prepaid Warrants. These shares have been recorded at the fair value of the Company's Common Stock at that date as other financing costs.

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

On June 24, 1999, in consideration of the receipt of $324,000, the Company agreed to issue DTN warrants for the purchase of 300,000 shares of the Company's Common Stock at $8.60 per share. The warrants will expire on the earlier of April 30, 2003, or the date one year after the market price of a share of Common Stock reaches $8.60. These warrants have been recorded in accordance with the Black-Scholes pricing methodology.

The delisting of the Company's Common Stock from the Nasdaq Small Cap Market caused the Company to default on certain terms and conditions of the Prepaid Warrants. Such default obligates the Company to pay financial penalties, as well as to redeem the outstanding Prepaid Warrants at a 43% premium. The Company has been unable to obtain appropriate waivers from holders of $1,994,000 of such Prepaid Warrants. Accordingly, the Company has recorded a charge to debt origination and other financing costs in the amount of $986,365, representing the potential penalties due such holders.

6.   Earnings Per Share

The following table sets forth the computation of basic and diluted loss per share:

                                                                  Year Ended June 30

                                            ----------------------------------------------------------------
                                                  1999                 1998                     1997
                                            ------------------   --------------------   --------------------
Numerator:
   Net loss                                 $   (7,124,126)      $   (5,040,009)        $    (4,434,482)
                                            ==================   ====================   ====================

Denominator:
   Weighted average shares                       1,105,603              659,034                 615,833
                                            ==================   ====================   ====================

Basic and diluted loss per common share     $       (6.44)       $       (7.65)         $         (7.20)
                                            ==================   ====================   ====================

At June 30,  1999  there  were,  exclusive  of the  Prepaid  Warrants  (Note 5),
3,195,000 Common Stock Purchase Warrants outstanding. Such warrants have exercise prices ranging from $.60 to $72.00 per share and expire from March 2001 through January 2004. Based on the closing bid price ($1.50) of the Company's Common Stock at June 30, 1999, there were, exclusive of the Prepaid Warrants, currently exercisable in-the-money warrants outstanding for the purchase of 507,700 shares of Common Stock. Additionally, the Company has established an employee stock option plan for the benefit of directors, employees, and consultants to the Company. These options are intended to qualify as incentive stock options within the meaning of Section 422 of the Internal Revenue Code, as amended, or as nonqualified stock options. The options are partially exercisable after one year from date of grant and no options may be granted after April 15, 2006. At June 30, 1999, there are options outstanding for the purchase of 285,901 shares of the Company's Common Stock. None of the warrants or options have been included in the computation of diluted loss per share because their inclusion would be antidilutive. (See Note 11 for a discussion of the Company's stock option plans.)

7.   Income Taxes

At June 30, 1999 and 1998, the Company has deferred tax assets as follows:

                                                        1999           1998
                                                        ----           ----

         Capitalized Start-up Costs                $   741,600     $ 1,112,500
         Net Operating Loss Carryforwards            6,578,000       4,126,000
                                                   -----------     -----------

                                                   $ 7,319,600     $ 5,238,500
                                                   ===========     ===========

In accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," the Company has established a valuation allowance to fully reserve the future income tax benefit of these deferred tax assets due to uncertainty about their future realization. The valuation allowance increased to $7,319,600 at June 30, 1999 from $5,238,500 at June 30, 1998 and $3,540,000 at June 30, 1997.

At June 30, 1999, the Company has net operating loss carryforwards for Federal income tax purposes of approximately $8,930,000 which expire in the years 2009 through 2013. As a result of the public issuance of stock by the Company on March 21, 1996, and the resultant change in ownership pursuant to Internal Revenue Code Section 382, the utilization of net operating losses incurred to this date may be limited.

8.   Leases

The Company leases office space for its Stamford, Connecticut headquarters under a noncancelable lease. The lease includes escalation clauses for items such as real estate taxes, building operation and maintenance expenses, and electricity usage.

On May 1, 1997, the Company entered into a 3 year noncancelable capital lease for certain computer equipment used to provide information services. The Company also leases certain other computer equipment under operating leases which expire through July 2000.

Rent expense amounted to approximately $290,600, $278,000, and $207,000 for the years ended June 30, 1999, 1998, and 1997, respectively.

Minimum future rental payments at June 30, 1999 are as follows:

                                                 Operating Leases
                                        ------------------------------------       Capital
Year Ending June 30                         Premises            Equipment           Lease
                                        -----------------    ---------------    ---------------
         2000                             $   179,700          $   41,000        $     75,341
         2001                                 186,000               1,600                  --
         2002                                 192,300                  --                  --
         2003                                  67,000                  --                  --
                                        -----------------    ---------------    ---------------
                                          $   625,000          $   42,600              75,341
                                        =================    ===============

         Less amounts
         representing interest and
         executory costs                                                                5,194
                                                                                 --------------
                                                                                  $    70,147
                                                                                 ==============


9.   Commitments and Contingencies

By letter dated April 10, 1998, Michael Fishman, then Vice President of Sales for the Company, resigned his position. On or about April 24, 1998, Mr. Fishman filed a complaint against the Company, Sebastian E. Cassetta and four other defendants in the United States District Court for the District of Connecticut. The complaint asserted claims under Sections 10(b) and 18 of the Securities Exchange Act of 1934, as well as several state law claims, including breach of contract, fraud and misrepresentation. Mr. Fishman alleged that the Company (1) failed to pay him the benefits and compensation to which he was entitled and (2) made material misrepresentations in its filings with the Securities and Exchange Commission. On December 11, 1998, the Court granted the Company's motion to dismiss Mr. Fishman's action without prejudice to the plaintiff to seek leave to file an amended complaint within 30 days. On May 12, 1999, the Court denied the plaintiff's subsequent motion for leave to file a substituted complaint on the basis that the federal securities law claim, the only federal claim alleged by the plaintiff, was still deficient. Accordingly, the federal securities claim was dismissed with prejudice. On or about June 4, 1999, Mr. Fishman commenced an action against the same defendants and added as a seventh defendant, the Company's former President, Mr. Steven Francesco, in the Connecticut Superior Court for the Judicial District of Stamford/Norwalk at Stamford alleging breach of contract, breach of duty of good faith and fair dealing, fraudulent misrepresentation, negligent misrepresentation, intentional misrepresentation and failure to pay wages. The defendants have answered the complaint and filed counterclaims for fraudulent inducement and breach of contract. Plaintiff's response to counterclaims was due October 14, 1999 and has yet to be received. Although the Company is vigorously defending this action, there can be no assurance that it will be successful.

By memorandum dated April 10, 1998, Jonathan Paschkes, then Vice President of Marketing for the Company, resigned his position. On or about November 17, 1998, Mr. Paschkes filed a complaint against the Company and Sebastian E. Cassetta in the United States District Court, District of Connecticut. In the complaint, Mr. Paschkes alleges (i) fraudulent inducement to him to accept his position with the Company; (ii) breach of various terms of the Company's employment contract with him; and (iii) failure by the Company to pay him wages and bonuses and issue options to him pursuant to the terms of his employment contract. On or about February 18, 1999, Mr. Paschkes filed an amended complaint. The Company answered the amended complaint and asserted counterclaims against Mr. Paschkes for fraudulent inducement, breach of contract, conversion and statutory theft. On October 5, 1999, an agreement in principle was reached between the Company and Mr. Paschkes in full settlement of these claims. The Company anticipates executing a settlement agreement with

Mr. Paschkes and filing a Stipulation of Dismissal with prejudice before October 31, 1999. The Company has recorded a charge for the settlement of such claims in the results of operations for the year ended June 30, 1999.

On or about May 11, 1998, Ronald G. Weiner filed a complaint against the Company and Mr. Francesco in the Supreme Court of the State of New York, County of New York. The complaint alleges, among other things, that in May 1993, by letter from Mr. Francesco, Mr. Weiner was offered a 10% equity stake in Smart Phone Services, Inc. ("SPS"), a Subchapter S company of which Mr. Francesco allegedly was the President and sole shareholder, in exchange for his active involvement in, among other things, raising capital and managing the financial aspects of SPS. The complaint alleges that, in November 1993, Mr. Francesco sent a letter to Mr. Weiner in which he (i) represented that SPS had failed to attract a single investor and (ii) withdrew his offer to Mr. Weiner of a 10% equity position in SPS. The complaint further alleges that, in conversations with Mr. Weiner beginning in November 1993, Mr. Francesco represented that he was ceasing all efforts to capitalize SPS. The complaint alleges, among other things, that Mr. Francesco and SPS breached their agreement with Mr. Weiner by withdrawing their offer to him of a 10% equity stake in SPS, and that, at the time Mr. Francesco represented that he was ceasing efforts to capitalize SPS, he had actually formed the Company and was actively seeking investors for it. The complaint further alleges that the Company is a successor entity to SPS and that, therefore, the Company is liable for SPS' and Mr. Francesco's alleged conduct in derogation of their alleged agreement with Mr. Weiner. The complaint seeks, among other things, (i) a declaratory judgment declaring Mr. Weiner a 10% equity shareholder of the Company, (ii) a constructive trust in Mr. Weiner's favor for 10% for the Company's equity shares and (iii) restitution against Mr. Francesco and the Company for unjust enrichment. On his unjust enrichment claim, Mr. Weiner seeks unspecified damages that he alleges to be at least $250,000. In its answer to the complaint, the Company has denied the material allegations of the complaint, asserted affirmative defenses and also asserted cross-claims against Mr. Francesco seeking indemnification from, or contribution towards, any judgment that Mr. Weiner may obtain against the Company. In accordance with an agreement dated November 11, 1998, the Company has filed a motion to discontinue the cross-claims that it asserted against Mr. Francesco. No discovery in this action has yet been taken. Although the Company is vigorously defending this action there can be no assurance that it will be successful.

10.  Significant Relationships

During the year ended June 30, 1999, the Company's relationship with DTN accounted for 94.8% of its revenues. During the year ended June 30, 1998, three Strategic Marketing Partner relationships accounted for 10.2%, 10.0% and 24.1%, respectively, of the Company's revenues while during the year ended June 30, 1997, one Strategic Marketing Partner relationship accounted for approximately 46.4% of the Company's revenues.

11.  Employee Stock Option Plan

In April 1996, the Board of Directors approved the establishment of an Employee Stock Option Plan authorizing stock option grants to directors, key employees, and consultants of the Company. The options are intended to qualify as incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, or as nonqualified stock options. The Plan provides for the issuance of up to 250,000 of such options at not less than the fair value of the stock on the date of grant. The options are partially exercisable after one year from date of grant and expire on the tenth anniversary of the date of grant.

On September 24, 1997, the Compensation Committee granted new stock options to employees and non-employee directors conditional upon cancellation of all of their existing stock options. Such options were exercisable at $12.00. On October 8, 1998, the Board of Directors voted to cancel the outstanding employee and non-employee director options and reissue options covering a like number of shares to employees and non-employee directors at an exercise price not less than the fair value at that date. The exercise price of the options issued to employees and non-employee directors on October 8, 1998 was $1.29 per share. Such options expire on October 7, 2008. In accordance with APB No. 25, the Company has recorded the changes in the fair value of the shares underlying 177,201 of such options to reflect the compensatory nature of their issuance. On November 20, 1998, the Board of Directors granted employees options to purchase 58,700 shares of Common Stock at $1.625 per share. Such options expire on November 19, 2008.

On December 29, 1998, the Board approved a plan to compensate non-employee directors for their service to the Company. Accordingly, each non-employee director will receive options to purchase 10,000 shares of the Company's Common Stock at the commencement of each calendar year. Effective January 1, 1999, the Company issued options to such persons to purchase 50,000 shares of Common Stock exercisable at $2.35 per share through December 31, 2003.

On October 13, 1999, the Board of Directors authorized the establishment of the Company's 1999 Employee Stock Option Plan ("1999 Plan"). The 1999 Plan provides for the issuance of options to employees and directors for the purchase of a maximum of 400,000 shares of Common Stock of the Company. The Board authorized the issuance of 300,000 of such options to employees at the fair value of the Common Stock on that date. The 1999 Plan provides for the issuance of such options at not less than the fair value of the Common Stock on the date of grant.

Information concerning stock options for the Company is as follows:

                                                             Average
                                                             Exercise
                                          Options             Price
                                      ---------------     --------------
Balance at July 1, 1996                    51,925         $   38.82
     Granted                               70,829             31.38
     Exercised                                 --             --
     Cancelled                             66,362             37.32
                                      ---------------     --------------
Balance at June 30, 1997                   56,392             31.26
     Granted                              206,391             12.00
     Exercised                                 --             --
     Cancelled                             85,216             25.50
                                      ---------------     --------------
Balance at June 30, 1998                  177,567             12.00
     Granted                              463,858              1.92
     Exercised                                 --             --
     Cancelled                            355,524              7.26
                                      ===============     ==============
Balance at June 30, 1999                  285,901         $    1.54
                                      ===============     ==============

The following table summarizes information about the Company's stock options outstanding as of June 30, 1999.

                                         Options Outstanding                            Options Exercisable
                            -------------------------------------------------      -----------------------------
                                                                 Average
                                                 Average        Remaining                             Average
         Range of              Number of         Exercise      Contractual          Number of         Exercise
     Exercise Prices            Options           Price        Life (Years)          Options           Price
-----------------------     --------------    ------------   ---------------      ------------    --------------
   $1.29  -   $2.35              285,901       $    1.54           8.25               81,164      $    1.96
=======================     ==============    ============   ===============      ============    ==============

Supplemental and Pro Forma Disclosure

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation." This Statement requires companies to recognize compensation expense based on the respective fair values of the options at the date of grant. Companies that choose not to adopt the new rules will continue to apply the existing accounting rules contained in APB No. 25, but are required to disclose the pro forma effects on net income and earnings per share, as if the fair value based method of accounting had been applied.

The pro forma information regarding net loss and loss per share required by Statement 123 has been determined as if the Company had accounted for its employee stock option plan under the fair value methods described in that Statement. The fair value of options granted under the Company's employee stock option plan was estimated at the date of grant using the Black-Scholes option pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected dividend yield, the expected life of the options, the expected stock price volatility, and the risk-free interest rate.

Pertinent assumptions with regard to the determination of fair value of the options and their impact on earnings per share are as follows:

                                                                1999        1998          1997
                                                             ---------   ----------    ----------
        Weighted  average  dividend  yield for  options
             granted                                             0.0%        0.0%         0.0%

        Weighted average expected life in years                  5.0         5.0          5.0

        Weighted average volatility                            147.0%      143.9%        70.8%

        Risk-free interest rate                                 5.75%       6.0%          6.5%

        Weighted  average  grant  date  fair  value  of
             options                                           $1.92      $10.92        $19.80

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. As such, the pro forma net loss and loss per share are not indicative of future years.

The Company's pro forma information is as follows:

                                                            Year Ended June 30
                       ----------------------------------------------------------------------------------------------
                                   1999                              1998                            1997
                       ------------------------------ ---------------------------------- ---------------------------
                          Reported       ProForma          Reported       ProForma         Reported      ProForma
                       --------------- -------------- ----------------- ---------------- ------------ --------------
Net Loss                 $7,124,126     $7,308,036       $5,040,009      $5,654,512       $4,434,482    $5,209,947
                       =============== ============== ================= ================ ============ ==============

Loss per Share                $6.44          $6.61            $7.65           $8.58            $7.20         $8.46
                       =============== ============== ================= ================ ============ ==============

12.  Subsequent Events

On July 1, 1999, the Company entered into an agreement with ASB, a holder of $325,000 of the Company's Prepaid Warrants, to settle the Company's obligation to ASB pursuant to the default provisions of the Prepaid Warrants. Accordingly, the Company paid ASB $325,000 to redeem the Prepaid Warrants and issued 180,000 shares of Common Stock in full settlement of all obligations to ASB. The Company has agreed to file a registration statement with the Securities and Exchange Commission covering such shares. Settlement costs of $268,695 have been recorded as debt origination and other financing costs during the year ended June 30, 1999.

On October 13, 1999, the Board of Directors amended the Company's restricted stock plan to include Mr. Robert Pearl, Director of Business Development. Accordingly, Mr. Pearl has been granted 1% (approximately 86,000 shares) of the fully diluted shares of Common Stock of the Company as of that date at the purchase price of $.75 per share.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The following table sets forth information with respect to the executive officers and directors of SmartServ Online, Inc.

Name                          Age      Position
----                          ---      --------
Sebastian E. Cassetta          51      Chief Executive Officer, Chairman of the
                                       Board, Secretary and Class III Director
Thomas W. Haller, CPA          45      Vice President, Treasurer and Chief
                                       Financial Officer
Mario F. Rossi                 61      Vice President of Operations and Class II
                                       Director
Claudio Guazzoni               36      Class I Director
L. Scott Perry                 51      Class I Director
Robert Steele                  60      Class II Director
Catherine Cassel Talmadge      47      Class I Director
Charles R. Wood                58      Class III Director


Sebastian E. Cassetta has been Chief Executive Officer, Chairman of the Board, Secretary and a director of the Company since its inception. Mr. Cassetta was also the Company's Treasurer from its inception until March 1996. From June 1987 to August 1992, Mr. Cassetta was the President of Burns and Roe Securacom Inc., an engineering and large-scale systems integration firm. He is also a former Director, Managing Director and Vice President of Brinks Inc. At Brinks, he expanded international operations in over 15 countries and became the youngest person to be appointed Vice President in Brinks' 140 year history. Appointed by President Reagan and Department of Commerce Secretary Malcolm Baldridge, he served on both the U.S. Export Council and The Industry Sector Advisory Committee (ISAC) regarding GATT negotiations. He is a former member of the Board of Directors of The Young President's Organization and the former Chairman of the New York Chapter.

Thomas W. Haller, CPA joined the Company as Vice President, Treasurer and Chief Financial Officer in March 1996. From December 1992 to March 1996, Mr. Haller was a Senior Manager at Kaufman Greenhut Forman, LLP, a public accounting firm in New York City, where he was responsible for technical advisory services and the firm's quality assurance program. Prior thereto, he was a Senior Manager with Ernst & Young LLP, an international public accounting and consulting firm, where he had responsibility for client services and new business development in the firm's financial services practice.

Mario F. Rossi has been Vice President of Operations of the Company since December 1994 and was appointed a director on February 23, 1998. Mr. Rossi has business and operational management experience in the computer, telecommunications and securities fields. He has an extensive background in product development, operations and technical marketing. Prior to joining the Company, Mr. Rossi was Vice President of Operations for MVS Inc., a fiber optic company specializing in wireless technology. He also worked 17 years for Philips Medical Systems, in the U.S., as well as the Netherlands, directing the development - from feasibility to production - of several computer-based medical devices. He was awarded a Bachelors Degree in Engineering and earned a Masters Degree from Polytechnic Institute of Brooklyn.

Claudio Guazzoni was appointed a director of the Company on January 11, 1998. Since 1993, Mr. Guazzoni has been President of The Zanett Securities Corporation ("Zanett") and Zanett Capital, Inc. ("ZCI") providing financial and strategic consulting services to growth companies. Prior to joining the Zanett organization, Mr. Guazzoni was a Money Manager with Delphi Capital Management, Inc. (1992) and an associate with Salomon Brothers, Inc. from 1985 to 1991.

L. Scott Perry has been a director of the Company since November 1996. Since June 1998, Mr. Perry has been Vice President, Strategy & Alliances - AT&T Solutions. From December 1995 to June 1998, Mr.

Perry had been Vice President, Advanced Platform Services of AT&T Corp. From January 1989 to December 1995, Mr. Perry held various positions with AT&T including Vice President -- Business Multimedia Services, Vice President (East) -Business Communications Services and Vice President -- Marketing, Strategy and Technical Support for AT&T Data Systems Group. Mr. Perry serves on the Board of Directors of Junior Achievement of New York, is a member of the Cornell University Engineering College Advisory Council and serves on the Board of INEA, a private financial planning software company based in Toronto, Canada.

Robert Steele was appointed a director of the Company on February 23, 1998. Since February 1998, Mr. Steele has been Vice Chairman of the John Ryan Company ("John Ryan"), an international bank support and marketing company. From 1992 to February 1998, Mr. Steele was a Senior Vice President with John Ryan. Mr. Steele is the former President of Dollar Dry Dock Bank and a member of the Board of Directors of Moore Medical Corp., Scan Optics, Inc. Accent Color Sciences, Inc., NLC Insurance Companies, Inc., and the New York Mercantile Exchange.

Catherine Cassel Talmadge has been a director of the Company since March 1996. Since May 1999, Ms. Talmadge has been Senior Vice President of Business Development for High Speed Access Corporation. From September 1984 to May 1999, she held various positions with Time Warner Cable, a division of Time Warner Entertainment Company, L.P., including Vice President, Cable Programming; Director, Programming Development; Director, Operations; Director, Financial Analyses; and Manager, Budget Department.

Charles R. Wood was appointed a director of the Company in September 1998. Mr. Wood has been Senior Vice President of Data Transmission Network Corporation ("DTN") since 1989 and President of its Financial Services Division since 1996. As described in Item 6, the Company and DTN entered into an agreement that amended the Software License and Service Agreement dated April 23, 1998. In consideration of the receipt of $5.5 million, the Company granted DTN an exclusive perpetual worldwide license to four of the Company's Internet products and agreed to issue warrants to purchase 300,000 shares of the Company's Common Stock at $8.60 per share. The Company will continue to operate and support these products in exchange for a percentage of the revenues earned by DTN therefrom.

The Board of Directors consists of seven directors divided into three classes of directors: Class I Directors, Class II Directors, and Class III Directors. The Company's Class I Directors and Class III Directors will serve until the annual meeting of the Company's stockholders to be held in 1999 or until their respective successors are duly elected and qualified or until their earlier resignation or removal. Similarly, the Class II Directors will serve until the annual meeting of the Company's stockholders to be held in 2000. Directors of each Class are elected for a full term of three years (or any lesser period representing the balance of the previous term of such Class) and until their respective successors are duly elected and qualified or until their earlier resignation or removal. Officers are appointed annually and serve at the discretion of the Board for one year. Mr. Cassetta serves as Chief Executive Officer, Chairman of the Board, and Secretary of the Company pursuant to an employment agreement. Mr. Rossi serves as Vice President and Chief Technology Officer pursuant to an employment agreement.

Mr. Cassetta and Mr. Rossi, each an officer and director of the Company, Mr. Haller, an officer of the Company, and Ms. Talmadge and Mr. Perry, directors of the Company, failed to file an Annual Statement of Beneficial Ownership of Securities on Form 5 for the fiscal year ended June 30, 1999, each reflecting the receipt of certain stock options. Messrs. Guazzoni, Steele and Wood, each a director of the Company, failed to file an Initial Statement of Beneficial Ownership Securities on Form 3 when they became directors. On October 25, 1999, Messrs. Cassetta, Rossi, Haller, Steele and Ms. Talmadge filed the appropriate Form 3 or Form 5. The Company anticipates that each of such remaining directors will take such action as may be necessary to promptly file appropriate Forms 3 and 5.

Item 10.   Executive Compensation

The following table sets forth information concerning annual and long-term compensation, paid or accrued, for the Chief Executive Officer and for each other executive officer (the "Named Executive Officers") of the Company whose compensation exceeded $100,000 in fiscal 1999 for services in all capacities to the Company during the last three fiscal years. No other executive officer of the Company received compensation in excess of $100,000 in fiscal 1999.

                                           Summary Compensation Table
                                           Annual Compensation                      Long-term Compensation
                           ---------------------------------------------------- ------------------------------
                                                                                 Restricted       Securities
Name and Principal         Fiscal                               Other Annual    Stock Awards      Underlying      All Other
Position                   Year        Salary        Bonus     Compensation (1)       (2)            Options     Compensation
-------------------------- -------- ------------- ----------  --------------- --------------- -------------- --------------
Sebastian E. Cassetta        1999    $  155,000   $  5,414       $   9,750      $  185,471(3)     92,000 (5)   $ 24,416 (8)
Chief Executive              1998       125,000         --           9,750              --        37,500 (6)        --  (9)
Officer                      1997       125,000         --           9,750              --        16,666 (6)        --  (9)

Mario F. Rossi               1999       122,500      3,249           6,000          61,824(4)     67,500 (7)        --  (9)
Vice President               1998        92,400         --           6,000              --        20,834 (6)        --  (9)
of Operations                1997        75,000         --           6,000              --         4,416 (6)        --  (9)


(1)  Amounts shown consist of a non-accountable expense allowance.

(2) The Named Executive Officers did not receive any Restricted Stock Awards or LTIP Payouts in 1998 or 1997.

(3) On December 29, 1998, the Board of Directors approved the sale to Mr. Cassetta of 618,239 shares of restricted stock representing 9% of the fully diluted shares of Common Stock of the Company. Compensation has been determined as the number of shares awarded to Mr. Cassetta times the closing price of the Company's Common Stock on December 29, 1998 ($2.50) less the consideration to be paid by Mr. Cassetta. At June 30, 1999, based upon the closing bid price ($1.50) of the Company's Common Stock, the value of Mr. Cassetta's shares was $0. On October 13, 1999, the Board of Directors agreed to reprice the shares granted to Mr. Cassetta to $.75 per share, the fair value of the shares at that date.

(4) On December 29, 1998, the Board of Directors approved the sale to Mr. Rossi of 206,080 shares of restricted stock representing 3% of the fully diluted shares of Common Stock of the Company. Compensation has been determined as the number of shares awarded to Mr. Rossi times the closing price of the Company's Common Stock on December 29, 1998 ($2.50) less the consideration to be paid by Mr. Rossi. At June 30, 1999, based upon the closing bid price ($1.50) of the Company's Common Stock, the value of Mr. Rossi's shares was $0. On October 13, 1999, the Board of Directors agreed to reprice the shares granted to Mr. Rossi to $.75 per share, the fair value of the shares at that date.

(5) Includes options for the purchase of 37,500 shares which were cancelled when repriced options to purchase a like number of shares were granted in lieu thereof.

(6) Such options were cancelled when repriced options were granted in lieu thereof in fiscal 1999.

(7) Includes options for the purchase of 27,250 shares which were cancelled when repriced options to purchase a like number of shares were granted in lieu thereof.

(8) Amounts represent premiums paid by the Company for life and disability insurance for the benefit of Mr. Cassetta.

(9) The aggregate amount of personal benefits not included in the Summary Compensation Table does not exceed the lesser of either $50,000 or 10% of the total annual salary and bonus paid to the Named Executive Officers.

Stock Options

The following table sets forth information with respect to stock options granted to the Named Executive Officers during fiscal year 1999:

                                          Option Grants in Fiscal 1999
                                            (Individual Grants) (1)
                                          ----------------------------
                                 Number of            % of Total Options
                           Securities Underlying    Granted to Employees in     Exercise       Expiration
Name                          Options Granted             Fiscal 1999             Price           Date
------------------------   ---------------------    ------------------------   ----------      ----------
Sebastian E. Cassetta               17,000                  3.66%              $ 1.625          11/19/08
                                    37,500                  8.08                 1.290          10/07/08
                                    37,500 (2)              8.08                 2.530           8/06/08

Mario F. Rossi                      17,000                  3.66                 1.625          11/19/08
                                    25,250                  5.44                 1.290          10/07/08
                                    25,250 (2)              5.44                 2.530           8/06/08

(1) No stock appreciation rights ("SARs") were granted to the Named Executive Officers during fiscal 1999.

(2) Cancelled on October 8, 1998.

The following table sets forth information as to the number of unexercised shares of Common Stock underlying stock options and the value of unexercised in-the-money stock options at fiscal year end:


                              Aggregated Option Exercises in Last Fiscal Year and
                                        Fiscal Year End Option Value (1)
                              ---------------------------------------------------                    Value of
                                                                      Number of Unexercised         Unexercised
                                                                      Securities Underlying        In-The-Money
                                                                        Options at Fiscal           Options at
                                                                             Year End             Fiscal Year End
                                 Shares Acquired          Value            Exercisable/            Exercisable/
Name                               on Exercise          Realized          Unexercisable            Unexercisable
------------------------------   ----------------      ----------     ----------------------      ----------------
Sebastian E. Cassetta                  --                  --             27,249/27,250            $3,937/$3,937

Mario F. Rossi                         --                  --             21,124/21,125            $2,651/$2,651

(1) No SARs were granted to, or exercised by, the Named Executive Officers during fiscal 1999.

(2) Value is based on the closing bid price of the Company's Common Stock as reported by the OTC Bulletin Board on June 30, 1999 ($1.50) less the exercise price of the option.

Employment Agreements

The Company and Mr. Cassetta have entered into an employment agreement ("Cassetta Agreement"), effective January 1, 1999 and expiring on December 31, 2001, providing for (i) base compensation of $185,000 per annum, (ii) additional compensation of up to 100% of base compensation, (iii) continuation of existing life and disability insurance policies, (iv) all benefits available to other employees and (v) the sale to him of 618,239 shares of restricted stock representing 9% of the fully diluted shares of Common Stock of the Company. Mr. Cassetta's additional compensation will be equal to 10% of his base compensation for each 10% increase in sales during the first year of the Cassetta Agreement, subject to a maximum of 100% of base compensation. In each subsequent year of the Cassetta Agreement, Mr. Cassetta will receive additional compensation equal to 5% of his base compensation for each 5% increase in sales, subject again to a maximum of 100% of base compensation. The purchase price ($2.20 per share) of the restricted stock is equal to 110% of fair market value of the Company's Common Stock for the 30 days preceding the date of the stock purchase agreement ("Cassetta Stock Purchase Agreement") contemplated by the Cassetta Agreement. The purchase price will be paid with a 5 year, non-recourse promissory note, secured by the stock, at an interest rate of 6.75%, which is 1% below the prime rate on the date of the Cassetta Stock Purchase Agreement. The Cassetta Stock Purchase Agreement provides the Company with certain repurchase options and provides Mr. Cassetta with a put option in the event of the termination of his employment. In the event that Mr. Cassetta's employment is terminated without cause, Mr. Cassetta will receive a lump sum severance payment equal to his full base salary for the remaining term of the Cassetta Agreement, discounted to the present value using an 8% discount rate and continuing benefit coverage for the lesser of 12 months or the remaining term of the Cassetta Agreement. On October 13, 1999, the Board of Directors agreed to reprice the shares granted to Mr. Cassetta to $.75 per share, the fair value of the shares at that date.

The Company and Mr. Rossi have entered into an employment agreement ("Rossi Agreement"), effective January 1, 1999 and expiring on December 31, 2001, providing for (i) base compensation of $135,000 per annum, (ii) additional compensation of up to 50% of base compensation, (iii) continuation of existing life and disability insurance policies, (iv) all benefits available to other employees and (v) the sale to him of 206,080 shares of restricted stock representing 3% of the fully diluted shares of Common Stock of the Company. Mr. Rossi's additional compensation will be equal to 5% of his base compensation for each 10% increase in sales during the first year of the Rossi Agreement, subject to a maximum of 50% of base compensation. In each subsequent year of the Rossi Agreement, Mr. Rossi will receive additional compensation equal to 2.5% of base compensation for each 5% increase in sales, subject again to a maximum of 50% of base compensation. The purchase price ($2.20 per share) of the restricted stock is equal to 110% of fair market value for the 30 days preceding the date of the stock purchase agreement ("Rossi Stock Purchase Agreement") contemplated by the Rossi Agreement. The purchase price will be paid with a 5 year, non-recourse promissory note, secured by the stock, at an interest rate of 6.75%, which is 1% below the prime rate on the date of the Rossi Stock Purchase Agreement. The Rossi Stock Purchase Agreement provides the Company with certain repurchase options and provides Mr. Rossi with a put option in the event of the termination of his employment. In the event that Mr. Rossi's employment is terminated without cause, Mr. Rossi will receive a lump sum severance payment equal to his full base salary for the remaining term of the Rossi Agreement, discounted to the present value using an 8% discount rate and continuing benefit coverage for the lesser of 12 months or the remaining term of the Rossi Agreement. On October 13, 1999, the Board of Directors agreed to reprice the shares granted to Mr. Rossi to $.75 per share, the fair value of the shares at that date.

Item 11.   Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of October 5, 1999, certain information with respect to the beneficial ownership of the Common Stock by (i) each person known by the Company to beneficially own more than 5% of the outstanding shares, (ii) each director of the Company, (iii) each Named Executive Officer and (iv) all executive officers and directors of the Company as a group. Except as otherwise indicated, each person listed below has sole voting and investment power with respect to the shares of Common Stock set forth opposite such person's name.


       Name and Address of              Amount and Nature of          Percent of
       Beneficial Owner (1)             Beneficial Ownership (2)  Outstanding Shares (3)
       --------------------             --------------------      ------------------
Kevin Kimberlin                                450,000 (4)               24.59%
c/o Spencer Trask Securities, Inc.
535 Madison Avenue
New York, New York 10022

Data Transmission Network Corporation          303,000 (5)               18.01%
9110 West Dodge Road
Omaha, Nebraska 68114

Sebastian E. Cassetta                          277,132 (6)               17.47%
c/o SmartServ Online, Inc.
Metro Center, One Station Place
Stamford, CT 06902

Steven T. Francesco                            229,241 (7)               16.42%
23 Lakeview Avenue
New Canaan, Connecticut 06840

Spencer Trask Securities, Inc.                 233,333 (8)               14.46%
535 Madison Avenue
New York, New York 10022

Arnhold & S. Bleichroeder                      196,470                   14.24%
1345 Avenue of the Americas
New York, New York 10105

Steven Rosner                                  207,500 (9)               13.07%
1220 Mirabeau Lane
Gladwyn, Pennsylvania 19035

Steven Harrington                              104,167 (10)               7.02%
GSB Building
One Belmont Avenue, Suite 417
Bala Cynwyd, Pennsylvania 19004

Mario F. Rossi                                  84,934 (11)               5.80%
c/o SmartServ Online, Inc.
Metro Center, One Station Place
Stamford, CT 06902

Claudio Guazzoni                                70,809 (12)               4.99%

L. Scott Perry                                  15,833 (13)               1.14%

Catherine Cassel Talmadge                       15,416 (13)               1.11%

Charles R. Wood                                 15,074 (14)               1.08%

Robert H. Steele                                14,166 (15)               1.02%

All executive officers and directors
as a group (8 persons)                         512,246 (16)              28.54%


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

(3) Represents the number of shares of Common Stock beneficially owned as of October 5, 1999, by each named person or group, expressed as a percentage of the sum of all of the shares of such class outstanding as of such date and the number of shares not outstanding, but beneficially owned by such named person or group.

(4) Represents 450,000 shares of Common Stock subject to currently exercisable warrants.

(5) Represents 303,000 shares of Common Stock subject to currently exercisable warrants.

(6) Includes 27,249 shares of Common Stock subject to currently exercisable warrants and 189,181 shares of Common Stock pursuant to a restricted stock purchase agreement between the Company and Mr. Cassetta. Also includes 2,051 shares held in trust for the benefit of Mr. Cassetta's wife.

(7) Includes 16,667 shares of Common Stock subject to currently exercisable warrants.

(8) Represents 233,333 shares of Common Stock subject to currently exercisable warrants.

(9) Represents 207,500 shares of Common Stock subject to currently exercisable warrants.

(10) Represents 104,167 shares of Common Stock subject to currently exercisable warrants.

(11) Includes 21,124 shares of Common Stock subject to currently exercisable warrants and 63,060 shares of Common Stock pursuant to a restricted stock purchase agreement between the Company and Mr. Rossi.

(12) Includes 14,166 shares of Common Stock subject to currently exercisable options. Also includes 32,953 shares of Common Stock owned by Zanett and 23,690 shares of Common Stock subject to currently exercisable warrants owned by Zanett. Mr. Guazzoni disclaims beneficial ownership of these shares to the extent they exceed his interest in Zanett. Mr. Guazzoni is a managing director and principal of Zanett.

(13) Includes 15,000 shares of Common Stock subject to currently exercisable options.

(14) Includes 14,500 shares of Common Stock subject to currently exercisable options.

(15) Includes 14,166 shares of Common Stock subject to currently exercisable options.

(16) Includes 32,953 shares of Common Stock owned by Zanett and 23,690 shares of Common Stock subject to currently exercisable warrants owned by Zanett, 252,241 shares of Common Stock subject to restricted stock purchase agreements, 2,051 shares held in trust for the benefit of Mr. Cassetta's wife and 137,370 shares of Common Stock subject to currently exercisable options issued to the Named Officers and Directors.

Changes in Control

The Company and each of Messrs. Cassetta and Francesco have entered into an agreement with ZCI dated September 29, 1997, as subsequently amended, which provides, among other things, that for a period of 5 years, upon an event of default under the Prepaid Warrants, the Company will, at the request of ZCI, appoint such number of designees of ZCI to its Board of Directors so that the designees of ZCI will constitute a majority of the members of the Board of Directors of the Company. Further, Messrs. Cassetta and Francesco have agreed to vote their shares of Common Stock, representing approximately 19.81% of the outstanding stock of the Company, and any shares they may acquire in the future, in favor of the designees of ZCI at each Annual Meeting of Stockholders of the Company at which Directors are elected.

Item 12.   Certain Relationships and Related Transactions

On July 30, 1998, the Company entered into an agreement with, among others, ZCI and Zanett, in contemplation of a specific financing transaction. The agreement provided that upon 61 days written notice prior to the date of the Private Placement Memorandum relating thereto, Zanett could require that the Company exchange some or all of the 111,700 warrants owned by it into a pro-rata number of shares up to a maximum of 18,616. Such financing never occurred and presently, there is disagreement as to each parties' relative rights and obligations under this agreement. Claudio Guazzoni, a director of the Company, is a principal of ZCI and Zanett.

On January 26, 1999, the Company and DTN signed a letter of intent whereby the Company would be merged with a subsidiary of DTN. The transaction was subject to the execution of a definitive merger agreement. On June 24, 1999, the Company and DTN entered into an agreement that terminated the letter of intent and amended the Software License and Service Agreement dated April 23, 1998. In consideration of the receipt of $5.175 million, the Company granted DTN an exclusive perpetual worldwide license to the Company's Internet-based (i) real-time stock quote product, (ii) an online trading vehicle for customers of small and medium sized brokerage companies, (iii) an administrative reporting package for brokers of small and medium sized brokerage companies, and (iv) an order entry/routing system. Additionally, the Company received $324,000 in exchange for an agreement to issue warrants to purchase 300,000 shares of the Company's Common Stock at an exercise price of $8.60 per share. The Company has agreed to continue to operate these products and provide maintenance and enhancement services in exchange for a percentage of the revenues earned by DTN therefrom. The cost of the Company's commitment to provide such maintenance and enhancement services is limited to a maximum of 20% of the revenues earned by the

Company. Charles R. Wood, a director of the Company, is a Senior Vice President of Data Transmission Network Corporation and President of its Financial Services Division.

The Company believes that the terms of the transactions described above were no less favorable to the Company than would have been obtained from a non-affiliated third party for similar transactions at the time of entering into such transactions. In accordance with the Company's policy, such transactions were approved by a majority of the independent disinterested directors of the Company.

Item 13.   Exhibits and Reports on Form 8-K

(a)      Index to Exhibits

Exhibit  Description

3.1      Amended and Restated Certificate of Incorporation of the Company**

3.2 Certificate of Amendment to the Amended and Restated Certificate of Incorporation filed on June 1, 1998 +

3.3 Certificate of Amendment to the Amended and Restated Certificate of Incorporation filed on October 16, 1998 +

3.4      By-laws of the Company, as amended**

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

10.5 Lease Agreement dated as of March 4, 1994, between the Company and One Station Place, L.P. regarding the Company's Stamford, Connecticut, offices**

10.6 Lease Modification and Extension Agreement, dated February 6, 1996, between the Company and One Station Place, L.P. regarding the Company's Stamford, Connecticut, offices***

10.7 Form of Registration Rights Agreement between the Company and certain investors**

10.8     Form of 1996 Stock Option Plan*****

10.9 Form of Registration Rights Agreement issued to purchasers of Prepaid Common Stock Purchase Warrants****

10.10    Consulting Agreement with Bruno Guazzoni****

10.11    Agreement  between  Sprint/United   Management  Company  and  SmartServ
         Online, Inc. dated September 26, 1997 *

10.12 Asset Purchase and Software License and Service Agreements between SmartServ Online, Inc. and Data Transmission Network Corporation, dated April 23, 1998******

10.13 Amendment to the Software and License Agreement between SmartServ Online, Inc. and Data Transmission Network Corporation, dated June 24, 1999. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 and the omitted portions have been filed separately with the Securities and Exchange Commission +

10.14 Letter agreement dated August 26, 1999, amending the Amendment to the Software and License Agreement between SmartServ Online, Inc. and Data Transmission Network Corporation, dated June 24, 1999. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 and the omitted portions have been filed separately with the Securities and Exchange Commission +

10.15 Amended and Restated Employment Agreement between SmartServ Online, Inc. and Sebastian E. Cassetta, dated January 1, 1999 +

10.16 Restricted Stock Purchase Agreement between SmartServ Online, Inc. and Sebastian E. Cassetta, dated December 29, 1999 +

10.17 Employment Agreement between SmartServ Online, Inc. and Mario F. Rossi, dated January 1, 1999 +

10.18 Restricted Stock Purchase Agreement between SmartServ Online, Inc. and Mario F. Rossi, dated December 29, 1999 +

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

*** Filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1996

**** Filed as an exhibit to the Company's Current Report on Form 8-K/A for an event dated September 30, 1997

*****  Filed as an exhibit to the Company's Proxy  Statement  dated  October 10,
       1996

****** Filed as an exhibit to the Company's Quarterly Report on Form 10-QSB for the period ended March 31, 1998

(b)    Reports on Form 8-K

       None

Exhibit 25  Financial Data Schedule

THIS SCHEDULE CONTAINS SUMMARY INFORMATION EXTRACTED FROM THE JUNE 30, 1999 FINANCIAL STATEMENTS OF SMARTSERV ONLINE, INC. AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.


                                                            June 30, 1999
                                                            -------------

Cash and cash items                                         $  2,165,551
Marketable securities                                                  0
Notes and accounts receivable - trade:
       Billed                                                    348,278
       Unbilled                                                        0
Allowance for doubtful accounts                                        0
Inventory and prepaid items                                       50,150
Total current assets                                           2,563,979
Property, plant and equipment                                  1,064,157
Accumulated depreciation                                         565,709
Total assets                                                   3,820,598
Total current liabilities                                      4,386,319
Bonds, mortgages and similar debt                                      0
Preferred stock - mandatory redemption                                 0
Preferred stock - no mandatory redemption                              0
Common stock                                                      11,998
Other stockholders' equity (deficit)                         (4,719,298)
Total liabilities and stockholders' equity                     3,820,598
Net sales of information services                              1,443,781
Total revenues                                                 1,443,781
Costs of services                                                994,465
Total costs and expenses of sales                              1,187,653
Other costs and expenses                                       4,006,599
Provision for doubtful accounts and notes                              0
Interest and amortization of debt discount                     3,378,422
Income/(loss) before taxes                                   (7,124,126)
Income tax expense                                                     0
Income/(loss) from continuing operations                     (7,124,126)
Discontinued operations                                                0
Extraordinary items                                                    0
Cumulative effect - changes in accounting principles                   0
Net income/(loss)                                            (7,124,126)
Basic earnings/(loss) per share                                   (6.44)
Earnings/(loss) per share - fully diluted                         (6.44)

                                   Signatures

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      SMARTSERV ONLINE, INC.

                                            Registrant

                                      By:  /s/ Sebastian E. Cassetta
                                           ------------------------------------
                                               Sebastian E. Cassetta
                                               Chairman of the Board
                                               Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


         Signature                           Title                       Date
         ---------                           -----                       ----
/s/ Sebastian E. Cassetta           Chairman of the Board,          October 27, 1999
---------------------------------   Chief Executive Officer,
    Sebastian E. Cassetta           Secretary and Director

/s/ Mario F. Rossi                  Vice President and              October 27, 1999
---------------------------------   Director
    Mario F. Rossi

/s/ Thomas W. Haller                Vice President, Treasurer       October 27, 1999
---------------------------------   and Chief Financial Officer
    Thomas W. Haller

                                    Director                        October __, 1999
---------------------------------
    Claudio Guazzoni

                                    Director                        October ___, 1999
---------------------------------
    Robert H. Steele

                                    Director                        October ___, 1999
---------------------------------
    L. Scott Perry

/s/ Catherine Cassel Talmadge       Director                        October 27, 1999
---------------------------------
    Catherine Cassel Talmadge

/s/ Charles R. Wood                 Director                        October 27, 1999
----------------------------------
    Charles R. Wood
