Form 10QSB
period 1999-09-30
SMARTSERV ONLINE INC
filed 1999-11-23
CIK 1005698

===============================================================================


                                   FORM 10-QSB

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 1999
                                               ------------------

                         Commission file number 0-28008
                                                -------

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
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X    No
                                       --     ---

Transitional Small Business Disclosure Format (check one)
         Yes           No   X
               ----        ---


The number of shares of common stock, $.01 par value, outstanding as of November 22, 1999 was 1,435,336.





================================================================================

                             SmartServ Online, Inc.

                                   Form 10-QSB

                                      Index







PART 1.       FINANCIAL INFORMATION

Item 1.       Financial Statements

              Balance Sheets - June 30, 1999 and September 30, 1999 (unaudited)...................................2

              Statements of Operations - three months ended September 30, 1999 and 1998 (unaudited)................................................................................4

              Statement of Changes in Stockholders' Deficiency - three months ended September 30, 1999 (unaudited)................................................................5

              Statements of Cash Flows - three months ended September 30, 1999 and
              1998 (unaudited)....................................................................................6

              Notes to Unaudited Financial Statements.............................................................7

Item 2.       Management's Discussion and Analysis or Plan of Operation..........................................12


PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings..................................................................................16

Item 2.       Changes in Securities and Use of Proceeds..........................................................17

Item 6.       Exhibits and Reports on Form 8-K...................................................................17

              Signatures.........................................................................................18



                                       1

                             SmartServ Online, Inc.

                                 Balance Sheets




                                                                             September 30,              June 30,
                                                                                 1999                     1999
                                                                          --------------------     -------------------
                                                                              (Unaudited)
Assets
Current assets
   Cash and cash equivalents                                                $    1,103,443         $       2,165,551
   Accounts receivable                                                             268,851                   348,278
   Prepaid expenses                                                                 40,665                    50,150
                                                                          --------------------     -------------------
Total current assets                                                             1,412,959                 2,563,979
                                                                          --------------------     -------------------

Property and equipment, net                                                        473,412                   498,448

Other assets
   Capitalized software development costs,
      net of accumulated amortization of $128,953 at
      September 30, 1999 and $82,108 at June 30, 1999                              880,717                   683,337
   Security deposits                                                                73,374                    74,834
                                                                          --------------------     -------------------
                                                                                   954,091                   758,171
                                                                          --------------------     -------------------

Total Assets                                                                $    2,840,462         $       3,820,598
                                                                          ====================     ===================


                             SmartServ Online, Inc.

                                 Balance Sheets




                                                                             September 30,              June 30,
                                                                                 1999                     1999
                                                                          --------------------     -------------------
                                                                              (Unaudited)
Liabilities and Stockholders' Deficiency
Current liabilities
   Accounts payable                                                          $      622,788          $       780,543
   Accrued liabilities                                                              480,786                  474,189
   Accrued liabilities to warrant holders                                           717,670                1,311,365
   Salaries payable                                                                  69,047                   93,443
   Capital lease obligation - current portion                                        47,437                   70,147
   Deferred revenues - current portion                                            1,656,632                1,656,632
                                                                          --------------------     -------------------
Total current liabilities                                                         3,594,360                4,386,319
                                                                          --------------------     -------------------

Deferred revenues - long-term portion                                             3,727,423                4,141,579

Commitments and Contingencies - Note 6

Stockholders' Deficiency
Preferred stock - $0.01 par value
   Authorized - 1,000,000 shares
   Issued and outstanding - None
Common stock - $.01 par value
   Authorized - 40,000,000 shares
   Issued and outstanding - 1,199,787 shares at June 30, 1999
       and 1,379,787 shares at September 30, 1999                                    13,798                   11,998
Common stock subscribed                                                           1,812,554                1,812,554
Notes receivable from officers                                                   (1,812,554)              (1,812,554)
Additional paid-in capital                                                       20,928,202               20,679,611
Unearned compensation                                                            (3,161,649)              (3,452,904)
Accumulated deficit                                                             (22,261,672)             (21,946,005)
                                                                          --------------------     -------------------
Total stockholders' deficiency                                                   (4,481,321)              (4,707,300)
                                                                          --------------------     -------------------

Total Liabilities and Stockholders' Deficiency                              $     2,840,462          $     3,820,598
                                                                          ====================     ===================

See accompanying notes.


                             SmartServ Online, Inc.

                            Statements of Operations
                                   (Unaudited)


                                                                                          Three Months
                                                                                       Ended September 30
                                                                            ------------------------------------------
                                                                                   1999                  1998
                                                                            -------------------    -------------------

Revenues                                                                      $      808,292         $      349,705
                                                                            -------------------    -------------------

Costs and expenses:
   Costs of services                                                                 232,866                207,084
   Product development expenses                                                       46,845                 27,046
   Selling, general and administrative
         expenses                                                                    855,265                830,858
                                                                            -------------------    -------------------
Total costs and expenses                                                           1,134,976              1,064,988
                                                                            -------------------    -------------------

Loss from operations                                                                (326,684)              (715,283)
                                                                            -------------------    -------------------

Other income (expense):
   Interest income                                                                    11,017                  2,202
   Interest expense and other financing costs                                             --               (141,096)
                                                                            -------------------    -------------------
                                                                                      11,017               (138,894)
                                                                            -------------------    -------------------

Net loss                                                                      $     (315,667)        $     (854,177)
                                                                            ===================    ===================

Comprehensive loss                                                            $     (315,667)        $     (854,177)
                                                                            ===================    ===================
Basic and diluted earnings per share                                          $        (0.23)        $        (0.92)
                                                                            ===================    ===================
Weighted average shares outstanding                                                1,368,046                931,093
                                                                            ===================    ===================

See accompanying notes.


                             SmartServ Online, Inc.

                Statement of Changes in Stockholders' Deficiency

                      Three Months Ended September 30, 1999
                                   (Unaudited)




                                                                        Notes
                                   Common Stock           Common     Receivable    Additional
                                               Par         Stock        from         Paid-in       Unearned      Accumulated
                                 Shares       Value     Subscribed    Officers       Capital     Compensation      Deficit
                               ----------------------- ------------- ------------- ------------- -------------- --------------

Balances at June 30, 1999      1,199,787    $11,998     $1,812,554   $(1,812,554)  $20,679,611   $(3,452,904)   $(21,946,005)

Issuance of Common Stock in
  connection with the
  settlement of obligations
  to a Prepaid Warrant holder    180,000      1,800             --           --        266,895           --               --

Amortization of unearned
   compensation over the
   term of the consulting
   agreement                          --         --             --           --             --      291,255               --

Change in market value of
  employee stock options              --         --             --           --        (18,304)          --               --

Net loss for the period               --         --             --           --             --           --         (315,667)
                               ----------- ----------- ------------- ------------- ------------- -------------- --------------

Balances at September 30,
1999                          1,379,787    $13,798     $1,812,554   $(1,812,554)   $20,928,202   $(3,161,649)   $(22,261,672)
                              =========== =========== ============= ============= ============= ============== ==============



See accompanying notes.

                             SmartServ Online, Inc.

                            Statements of Cash Flows
                                   (Unaudited)


                                                                                          Three Months
                                                                                       Ended September 30
                                                                            -----------------------------------------
                                                                                   1999                  1998
                                                                            -------------------    ------------------
Operating Activities
Net loss                                                                      $    (315,667)         $    (854,177)
Adjustments to reconcile net loss to net cash used
    for operating activities:
       Depreciation and amortization                                                 96,266                 47,703
       Noncash interest expense and other financing costs                                --                128,175
       Noncash compensation costs                                                   (18,304)                    --
       Noncash consulting costs                                                     291,255                330,421
       Amortization of unearned revenues                                           (414,156)               (15,534)
       Changes in operating assets and liabilities
          Accounts receivable                                                        79,427                 33,995
          Prepaid expenses                                                            9,485                (83,636)
          Accounts payable and accrued liabilities                                 (476,158)               161,062
          Salaries payable                                                          (24,396)                     5
          Unearned revenues                                                              --                200,000
          Security deposit                                                            1,460                     --
                                                                            -------------------    ------------------
    Net cash used for operating activities                                         (770,788)               (51,986)
                                                                            -------------------    ------------------

Investing Activities
Purchase of equipment                                                               (24,385)               (11,638)
Capitalization of software development costs                                       (244,225)              (233,005)
                                                                            -------------------    ------------------
    Net cash used for investing activities                                         (268,610)              (244,643)
                                                                            -------------------    ------------------

Financing Activities
Repayment of capital lease obligation                                               (22,710)               (19,837)
                                                                            -------------------    ------------------
    Net cash used for financing activities                                          (22,710)               (19,837)
                                                                            -------------------    ------------------

Decrease in cash and cash equivalents                                            (1,062,108)              (316,466)
Cash and cash equivalents - beginning of period                                   2,165,551                354,225
                                                                            -------------------    ------------------

Cash and cash equivalents - end of period                                     $   1,103,443          $      37,759
                                                                            ===================    ==================

See accompanying notes.

                             SmartServ Online, Inc.

                     Notes to Unaudited Financial Statements

                               September 30, 1999



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


2.   Summary of Significant Accounting Policies

Basis of Presentation
---------------------
The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions of Form 10-QSB and Rule 310 of Regulation SB and, therefore, do not include all information and notes necessary for a presentation of results of operations, financial position and cash flows in conformity with generally accepted accounting principles. The balance sheet at June 30, 1999 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended June 30, 1999. In the opinion of the Company, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been made. Results of operations for the three months ended September 30, 1999 are not necessarily indicative of those expected for the year ending June 30, 2000.

The Company has completed development of its core applications software and communications architecture; however, it has yet to generate revenues in an amount sufficient to support its operations. The Company has incurred recurring operating losses and its operations have not produced a positive cash flow.
Additionally, there is no assurance that the Company will generate future revenues or cash flow from operations. The Company's financial statements for the period ended September 30, 1999 have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred net losses of $7,124,126, $5,040,009 and $4,434,482 for the years ended June 30,
1999, 1998 and 1997, respectively, and as of September 30, 1999 had an accumulated deficit of $22,261,672 and a deficiency of net assets of $4,481,321. The Company is also a defendant in several legal proceedings (see Note 6) which could have a material adverse effect on the Company's financial position, cash flow, and results of operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

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

Revenue Recognition
-------------------
Revenues are recognized as services are provided. Deferred revenues, resulting from customer prepayments, are recognized as services are provided throughout the term of the agreement. Deferred revenues resulting from the Company's agreements with DTN are being amortized over the term of the anticipated future revenue stream, a period of 42 months.

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

Comprehensive Income
--------------------
In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Comprehensive Income" ("Statement 130") which requires companies to report a new, additional measure of income on the income statement in a full set of general purpose financial statements. Comprehensive Income includes foreign currency translation gains and losses and unrealized gains and losses on equity securities that have been previously excluded from income and reflected instead in equity. There were no components of comprehensive income excluded from income and reflected in equity for the three month periods ended September 30, 1999 and 1998.

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

3.   Property and Equipment

Property and equipment consist of the following:

                                                                                   September 30,               June 30,
                                                                                        1999                     1999
                                                                                 --------------------      -----------------
   Data processing equipment                                                     $        724,595          $        700,210
   Data processing equipment purchased under a capital lease                              246,211                   246,211
   Office furniture and equipment                                                          71,423                    71,423
   Display equipment                                                                        9,635                     9,635
   Leasehold improvements                                                                  36,678                    36,678
                                                                                 --------------------      -----------------

                                                                                        1,088,542                 1,064,157
   Accumulated  depreciation,  including  $119,002 and $106,691 at September 30,
   1999 and June 30, 1999, respectively, for equipment purchased
   under a capital lease                                                                 (615,130)                 (565,709)
                                                                                 ====================      =================
                                                                                 $        473,412          $        498,448
                                                                                 ====================      =================


4.   Equity Transactions

On July 1, 1999, the Company entered into an agreement with a holder of $325,000 of the Company's Prepaid Common Stock Purchase Warrants ("Prepaid Warrants"), to settle the Company's obligation to such holder pursuant to the default provisions of the Prepaid Warrants. Accordingly, the Company paid $325,000 to redeem the Prepaid Warrants and issued 180,000 shares of Common Stock in full settlement of all obligations to the holder. The Company has agreed to file a registration statement with the Securities and Exchange Commission covering such shares. Settlement costs of $268,695 were recorded during the year ended June 30, 1999.


5.   Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

                                                                   Three Months Ended September 30
                                                               -----------------------------------------
                                                                     1999                 1998
                                                               -----------------    -----------------

Numerator:
   Net loss                                                    $     (315,667)      $     (854,177)
                                                               =================    =================

Denominator:
   Weighted average shares                                          1,368,046              931,093
                                                               =================    =================

Basic and diluted earnings per common share                    $       (0.23)       $       (0.92)
                                                               =================    =================




At September 30, 1999 there were, exclusive of the Prepaid Warrants, 3,195,000 Common Stock Purchase Warrants outstanding. Such warrants have exercise prices ranging from $.60 to $72.00 per share and expire from March 2001 through January 2004. Based on the closing price ($.75) of the Company's Common Stock at September 30, 1999, there were, exclusive of the Prepaid Warrants, currently exercisable in-the-money warrants outstanding for the purchase of 507,700 shares of Common Stock. Additionally, the Company has established an employee stock option plan for the benefit of directors, employees and consultants to the Company. These options are intended to qualify as incentive stock options within the meaning of Section 422 of the Internal Revenue Code, as amended, or as nonqualified stock options. The options are partially exercisable after one year from date of grant and no options may be granted after April 15, 2006. At September 30, 1999, there are options outstanding for the purchase of 285,901 shares of the Company's Common Stock. None of the warrants or options have been included in the computation of diluted loss per share because their inclusion would be antidilutive.


6.   Commitments and Contingencies

By letter dated April 10, 1998, Michael Fishman, then Vice President of Sales for the Company, resigned his position. On or about April 24, 1998, Mr. Fishman filed a complaint against the Company, Sebastian E. Cassetta and four other defendants in the United States District Court for the District of Connecticut. The complaint asserted claims under Sections 10(b) and 18 of the Securities Exchange Act of 1934, as well as several state law claims, including breach of contract, fraud and misrepresentation. Mr. Fishman alleged that the Company (1) failed to pay him the benefits and compensation to which he was entitled and (2) made material misrepresentations in its filings with the Securities and Exchange Commission. On December 11, 1998, the Court granted the Company's motion to dismiss Mr. Fishman's action without prejudice to the plaintiff to seek leave to file an amended complaint within 30 days. On May 12, 1999, the Court denied the plaintiff's subsequent motion for leave to file a substituted complaint on the basis that the federal securities law claim, the only federal claim alleged by the plaintiff, was still deficient. Accordingly, the federal securities claim was dismissed with prejudice. On or about June 4, 1999, Mr. Fishman commenced an action against the same defendants and added as a seventh defendant, the Company's former President, Steven Francesco, in the Connecticut Superior Court for the Judicial District of Stamford/Norwalk at Stamford alleging breach of contract, breach of duty of good faith and fair dealing, fraudulent misrepresentation, negligent misrepresentation, intentional misrepresentation and failure to pay wages. The defendants have answered the complaint and filed counterclaims for fraudulent inducement and breach of contract. Plaintiff has responded to the counterclaims and discovery is proceeding. Although the Company is vigorously defending this action, there can be no assurance that it will be successful.

By memorandum dated April 10, 1998, Jonathan Paschkes, then Vice President of Marketing for the Company, resigned his position. On or about November 17, 1998, Mr. Paschkes filed a complaint against the Company and Sebastian E. Cassetta in the United States District Court, District of Connecticut. In the complaint, Mr. Paschkes alleges (i) fraudulent inducement to him to accept his position with the Company; (ii) breach of various terms of the Company's employment contract with him; and (iii) failure by the Company to pay him wages and bonuses and issue options to him pursuant to the terms of his employment contract. On or about February 18, 1999, Mr. Paschkes filed an amended complaint. The Company answered the amended complaint and asserted counterclaims against Mr. Paschkes for fraudulent inducement, breach of contract, conversion and statutory theft. On October 5, 1999, an agreement in principle was reached between the Company and Mr. Paschkes in full settlement of these claims. The Company has executed a settlement agreement with Mr. Paschkes and anticipates filing a Stipulation of Dismissal with prejudice before November 30, 1999. The Company recorded a charge for the settlement of such claims in the results of operations for the year ended June 30, 1999.

On or about May 11, 1998, Ronald G. Weiner filed a complaint against the Company and Mr. Francesco in the Supreme Court of the State of New York, County of New York. The complaint alleges, among other things, that in May 1993, by letter from Mr. Francesco, Mr. Weiner was offered a 10% equity stake in Smart Phone Services, Inc. ("SPS"), a Subchapter S company of which Mr. Francesco allegedly was the President and sole shareholder, in exchange for his active involvement in, among other things, raising capital and managing the financial aspects of SPS. The complaint alleges that, in November 1993, Mr. Francesco sent a letter to Mr. Weiner in which he (i) represented that SPS had failed to attract a single investor and (ii) withdrew his offer to Mr. Weiner of a 10% equity position in SPS. The complaint further alleges that, in conversations with Mr. Weiner beginning in November 1993, Mr. Francesco represented that he was ceasing all efforts to capitalize SPS. The complaint alleges, among other things, that Mr. Francesco and SPS breached their agreement with Mr. Weiner by withdrawing their offer to him of a 10% equity stake in SPS, and that, at the time Mr. Francesco represented that he was ceasing efforts to capitalize SPS, he had actually formed the Company and was actively seeking investors for it. The complaint further alleges that the Company is a successor entity to SPS and that, therefore, the Company is liable for SPS' and Mr. Francesco's alleged conduct in derogation of their alleged agreement with Mr. Weiner. The complaint seeks, among other things, (i) a declaratory judgment declaring Mr. Weiner a 10% equity shareholder of the Company, (ii) a constructive trust in Mr. Weiner's favor for 10% of the Company's equity shares and (iii) restitution against Mr. Francesco and the Company for unjust enrichment. On his unjust enrichment claim, Mr. Weiner seeks unspecified damages that he alleges to be at least $250,000. In its answer to the complaint, the Company has denied the material allegations of the complaint and asserted affirmative defenses. No discovery in this action has yet been taken. Although the Company is vigorously defending this action, there can be no assurance that it will be successful.


7.       Subsequent Events

On October 13, 1999, the Board of Directors authorized the establishment of the Company's 1999 Employee Stock Option Plan ("1999 Plan"). The 1999 Plan provides for the issuance of options to employees and directors for the purchase of a maximum of 400,000 shares of Common Stock of the Company at not less than the fair value of the Common Stock on the date of grant. The Board authorized the issuance of 300,000 of such options to employees at the fair value of the Common Stock on that date.

Also on October 13, 1999, the Board of Directors authorized the Company to enter into a restricted stock agreement with Robert Pearl, Director of Business Development, pursuant to which Mr. Pearl will be awarded 1% of the fully diluted shares of Common Stock of the Company as of that date at the purchase price of $.75 per share. Additionally, the Board of Directors agreed to reprice the restricted shares granted to Messrs. Cassetta and Rossi to $.75 per share, the fair value of the shares at that date.

In November 1999, $87,803 of the Company's Prepaid Warrants were converted into an aggregate of 30,525 shares of Common Stock.

In November 1999, Zanett Lombardier, Ltd converted certain warrants held by it into an aggregate of 25,042 shares of Common Stock.

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

Management anticipates that staffing requirements associated with the implementation of its plan of operation will result in the addition of a minimum of six to ten people during the period ending June 30, 2000. Such personnel will be added to assist with the programming requirements of Strategic Marketing Partners' product offerings, for customer support and sales and marketing.


Results of Operations

Quarter Ended September 30, 1999 vs. Quarter Ended September 30, 1998

During the quarters ended September 30, 1999 and 1998, the Company's revenues were $808,292 and $349,705, respectively. Substantially all of such revenues were obtained from the Company's licensing agreement with Data Transmission Network Corporation ("DTN"). At September 30, 1999 and 1998, the Company recorded deferred revenues of $5,384,055 and $960,515, respectively. Such amounts resulted from the Company's relationship with DTN and will be amortized to revenues over the term of the anticipated revenue stream.

During the quarter ended September 30, 1999, the Company incurred costs of services of $232,866. Such costs consisted primarily of information and communication costs ($48,400), personnel costs ($55,800) and computer hardware lease, depreciation and maintenance costs ($84,600). During the quarter ended September 30, 1998, the Company incurred costs of services of $207,084. Such costs consisted primarily of information and communication costs ($95,700), personnel costs ($29,100), and computer hardware lease, depreciation and maintenance costs ($80,800). Product development costs were $46,845 and $27,046 for the quarters ended September 30, 1999 and 1998, respectively. Such costs consisted primarily of the amortization of capitalized software development costs related to certain product enhancements in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" ("Statement 86"). During the quarters ended September 30, 1999 and 1998, the Company capitalized $244,225 and $233,005, respectively, of development costs in accordance with Statement 86.

During the quarter ended September 30, 1999, the Company incurred selling, general and administrative expenses of $855,265 vs. $830,858 for the quarter ended September 30, 1998. Such costs were incurred primarily for personnel costs ($221,000), marketing and advertising costs ($76,400), professional fees ($468,800), facilities ($50,000) and telecommunications costs ($17,000). Included in professional fees are noncash charges of $291,300 resulting from the amortization of costs ascribed to common stock purchase warrants previously issued to financial consultants. Such common stock purchase warrants were recorded in accordance with the Black-Scholes pricing methodology. Selling, general and administrative expenses for the quarter ended September 30, 1998 were incurred primarily for personnel costs ($185,000), marketing and advertising costs ($61,800), professional fees ($488,400), facilities ($49,000) and telecommunications costs ($14,700). Included in professional fees are non-cash charges of $330,400 resulting from the amortization of costs ascribed to common stock purchase warrants previously issued to financial consultants.

In accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" the Company must recognize the compensatory nature of 173,239 options issued to employees pursuant to the Company's employee stock option plan, as well as 892,319 shares issued or to be issued to Messrs. Cassetta, Rossi and Pearl. Accordingly, the Company will be required to record a noncash charge to earnings based on the difference between the market price of the Company's Common Stock at December 31,1999 and the exercise price of the option or purchase price of the restricted stock.

As a result of the volatility of the Company's Common Stock, the magnitude of such a noncash charge is unknown. However, based on a closing price ($15.875) of the Company's Common Stock at November 22, 1999, the Company would be required
to record a noncash  charge to earnings  of  approximately  $14,500,000.   Such
charge will have no impact on the Company's statement of condition at December 31, 1999 or cash flows for the period then ended.

Interest income for the quarter ended September 30, 1999 and 1998 amounted to $11,017 and $2,202, respectively. Such amounts were earned primarily from the Company's investments in short-tern commercial paper and cash balances. Interest and financing costs for the quarters ended September 30, 1999 and 1998 were $0 and $141,096, respectively. During the quarter ended September 30, 1998, such costs were primarily attributable to the issuance of 50,000 shares of Common Stock to Zanett Lombardier, Ltd ("ZLL") and Bruno Guazzoni, holders of $1,669,000 of Prepaid Warrants, in consideration of such holders agreeing to restrictions on the exercise of the Prepaid Warrants and the resale of the shares of Common Stock issuable upon such exercise. The issuance of such shares was recorded in the financial statements at fair market value.


Capital Resources and Liquidity

Since inception of the Company on August 20, 1993 through March 21, 1996, the date of the initial public offering of securities ("IPO"), the Company had funded its operations through a combination of private debt and equity financings totaling $4,160,000 and $12,877,500, respectively.

In May 1997, the Company arranged a line of credit facility with ZLL. Such line of credit was originated for a maximum borrowing amount of $550,000. In July and September 1997, the facility was amended to allow for additional borrowings of up to $222,222. In conjunction with the origination of the line of credit facility, the Company issued 56,627 common stock purchase warrants to ZLL. Similarly, the Company issued 11,438 warrants for each of the July and September amendments. As a result of the Company's default on the note in August 1997, the Company was required to issue 50,083 "default" warrants to ZLL. These warrants are currently exercisable at prices ranging from $.64 to $6.07 and expire in September 2002.

In May 1997, the Company entered into a three year noncancelable capital lease for certain computer equipment used to provide information services. The cost of this equipment ($246,211) is being financed through the manufacturer's finance division.

On September 30, 1997, Zanett Securities Corporation, acting as placement agent for the Company, completed a private placement ("Placement") of $4 million of the Company's prepaid common stock purchase warrants ("Prepaid Warrants"). The Prepaid Warrants expire on September 30, 2000. As part of the Placement, ZLL converted a note payable of $772,222, issued pursuant to a Line of Credit Agreement dated May 29, 1997, as amended, and accrued interest thereon of $63,837 into Prepaid Warrants. The net proceeds of the Placement of $2,643,941 were used for general working capital requirements.

On April 23,  1998,  the  Company  entered  into a Software  License and Service
Agreement with DTN, whereby the Company licensed to DTN the rights to market three of the Company's Internet products. The Company received $850,000 upon execution of the contract and received minimum monthly payments of $100,000 through April 1999.

On June 24, 1999, the Company and DTN entered into a License Agreement that amended the Software License and Service Agreement dated April 23, 1998. In consideration of the receipt of $5.175 million, the Company granted DTN an exclusive perpetual worldwide license to the Company's Internet-based (i) real-time stock quote product, (ii) an online trading vehicle for customers of small and medium sized brokerage companies, (iii) an administrative reporting package for brokers of small and medium sized brokerage companies, and (iv) an order entry/routing system. Additionally, the Company received $324,000 in exchange for an agreement to issue warrants to purchase 300,000 shares of the Company's Common Stock at an exercise price of $8.60 per share. The Company has agreed to continue to operate these products and provide maintenance and enhancement services in exchange for a percentage of the revenues earned by DTN therefrom. The cost of the Company's commitment to provide such maintenance and enhancement services is limited to a maximum of 20% of the revenues earned by the Company. None of the Company's wireless products were included in this transaction. Although the Company believes that DTN has the experience and the financial ability to distribute the Company's services to thousands of potential customers, there can be no assurance that the products and services will be accepted by the ultimate consumer on a widespread basis.

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

On July 1, 1999, the Company entered into an agreement with Arnhold & S. Bleichroeder, Inc. ("ASB") to settle the Company's obligation to ASB pursuant to the default provisions of the Prepaid Warrants. Accordingly, the Company paid ASB $325,000 to redeem the Prepaid Warrants and issued 180,000 shares of Common Stock in full settlement of all obligations to ASB. The Company has agreed to file a registration statement with the Securities and Exchange Commission covering such shares.

The Company's financial statements for the period ended September 30, 1999 have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred net losses of $7,124,126, $5,040,009, and $4,434,482 for the years ended June 30, 1999, 1998 and 1997, respectively, and as of September 30, 1999 had an accumulated deficit of $22,261,672 and a deficiency of net assets of $4,481,321. The Company is also a defendant in several legal proceedings that could have a material adverse effect on the Company's financial position, cash flows, and results of operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

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


Certain Factors That May Affect Future Results
----------------------------------------------

From time to time, information provided by the Company, statements made by its employees or information included in its filings with the Securities and Exchange Commission (including this Form 10-QSB) may contain statements which are not historical facts, so-called "forward-looking statements". These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual future results may differ significantly from those stated in any forward-looking statements. Forward-looking statements involve a number of risks and uncertainties, including, but not limited to, product demand, pricing, market acceptance, litigation, intellectual property rights, risks in product and technology development, product competition, limited number of customers, key personnel and other risk factors detailed in this Quarterly Report on Form 10-QSB and in the Company's other Securities and Exchange Commission filings.

PART 2.  OTHER INFORMATION


                             SmartServ Online, Inc.



Item 1.    Legal Proceedings

By letter dated April 10, 1998, Michael Fishman, then Vice President of Sales for the Company, resigned his position. On or about April 24, 1998, Mr. Fishman filed a complaint against the Company, Sebastian E. Cassetta and four other defendants in the United States District Court for the District of Connecticut. The complaint asserted claims under Sections 10(b) and 18 of the Securities Exchange Act of 1934, as well as several state law claims, including breach of contract, fraud and misrepresentation. Mr. Fishman alleged that the Company (1) failed to pay him the benefits and compensation to which he was entitled and (2) made material misrepresentations in its filings with the Securities and Exchange Commission. On December 11, 1998, the Court granted the Company's motion to dismiss Mr. Fishman's action without prejudice to the plaintiff to seek leave to file an amended complaint within 30 days. On May 12, 1999, the Court denied the plaintiff's subsequent motion for leave to file a substituted complaint on the basis that the federal securities law claim, the only federal claim alleged by the plaintiff, was still deficient. Accordingly, the federal securities claim was dismissed with prejudice. On or about June 4, 1999, Mr. Fishman commenced an action against the same defendants and added as a seventh defendant, the Company's former President, Steven Francesco, in the Connecticut Superior Court for the Judicial District of Stamford/Norwalk at Stamford alleging breach of contract, breach of duty of good faith and fair dealing, fraudulent misrepresentation, negligent misrepresentation, intentional misrepresentation and failure to pay wages. The defendants have answered the complaint and filed counterclaims for fraudulent inducement and breach of contract. Plaintiff has responded to the counterclaims and discovery is proceeding. Although the Company is vigorously defending this action, there can be no assurance that it will be successful.

By memorandum dated April 10, 1998, Jonathan Paschkes, then Vice President of Marketing for the Company, resigned his position. On or about November 17, 1998, Mr. Paschkes filed a complaint against the Company and Sebastian E. Cassetta in the United States District Court, District of Connecticut. In the complaint, Mr. Paschkes alleges (i) fraudulent inducement to him to accept his position with the Company; (ii) breach of various terms of the Company's employment contract with him; and (iii) failure by the Company to pay him wages and bonuses and issue options to him pursuant to the terms of his employment contract. On or about February 18, 1999, Mr. Paschkes filed an amended complaint. The Company answered the amended complaint and asserted counterclaims against Mr. Paschkes for fraudulent inducement, breach of contract, conversion and statutory theft. On October 5, 1999, an agreement in principle was reached between the Company and Mr. Paschkes in full settlement of these claims. The Company has executed a settlement agreement with Mr. Paschkes and anticipates filing a Stipulation of Dismissal with prejudice before November 30, 1999.

On or about May 11, 1998, Ronald G. Weiner filed a complaint against the Company and Mr. Francesco in the Supreme Court of the State of New York, County of New York. The complaint alleges, among other things, that in May 1993, by letter from Mr. Francesco, Mr. Weiner was offered a 10% equity stake in Smart Phone Services, Inc. ("SPS"), a Subchapter S company of which Mr. Francesco allegedly was the President and sole shareholder, in exchange for his active involvement in, among other things, raising capital and managing the financial aspects of SPS. The complaint alleges that, in November 1993, Mr. Francesco sent a letter to Mr. Weiner in which he (i) represented that SPS had failed to attract a single investor and (ii) withdrew his offer to Mr. Weiner of a 10% equity position in SPS. The complaint further alleges that, in conversations with Mr. Weiner beginning in November 1993, Mr. Francesco represented that he was ceasing all efforts to capitalize SPS. The complaint alleges, among other things, that Mr. Francesco and SPS breached their agreement with Mr. Weiner by withdrawing their offer to him of a 10% equity stake in SPS, and that, at the time Mr. Francesco represented that he was ceasing efforts to capitalize SPS, he had actually formed the Company and was actively seeking investors for it. The complaint further alleges that the Company is a successor entity to SPS and that, therefore, the Company is liable for SPS' and Mr. Francesco's alleged conduct in derogation of their alleged agreement with Mr. Weiner. The complaint seeks, among other things, (i) a declaratory judgment declaring Mr. Weiner a 10% equity shareholder of the Company, (ii) a constructive trust in Mr. Weiner's favor for 10% of the Company's equity shares and (iii) restitution against Mr. Francesco and the Company for unjust enrichment. On his unjust enrichment claim, Mr. Weiner seeks unspecified damages that he alleges to be at least $250,000. In its answer to the complaint, the Company has denied the material allegations of the complaint and asserted affirmative defenses. No discovery in this action has yet been taken. Although the Company is vigorously defending this action there can be no assurance that it will be successful.


Item 2.    Changes in Securities and Use of Proceeds

On July 1, 1999, the Company entered into an agreement with Arnhold & S. Bleichroeder, Inc. ("ASB"), a holder of $325,000 of the Company's Prepaid Warrants, to settle the Company's obligation to ASB pursuant to the default provisions of the Prepaid Warrants. Accordingly, the Company paid $325,000 to redeem the Prepaid Warrants and issued 180,000 shares of Common Stock in full settlement of all obligations to the ASB. No commissions were paid in connection with such transaction. These shares were issued in reliance upon the exemption from registration provided by Section 4 (2) of the Securities Act of 1933, as amended (the "Securities Act").

In November 1999, $87,803 of Prepaid Warrants were converted into an aggregate of 30,525 shares of Common Stock of the Company. No sales commissions were paid in connection with such conversions. The shares were issued in reliance upon the exemption from registration provided by Section 3 (a) (9) of the Securities Act.

In November 1999, Zanett Lombardier, Ltd converted certain warrants held by it into an aggregate of 25,042 shares of Common Stock. These shares were issued in reliance upon the exemption from registration provided by Section 4 (2) of the Securities Act.


Item 6.    Exhibits and Reports on Form 8-K

(a)    The following exhibit is included herein:

           Exhibit 27 - Financial Data Schedule

(b)    Reports on Form 8-K

           The Company did not file any reports on Form 8-K during the three months ended September 30, 1999.

                             SmartServ Online, Inc.


                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         SmartServ Online, Inc.
                                         (Registrant)

                                         By:


Date:  November 23, 1999                 /S/  SEBASTIAN E. CASSETTA
       -----------------                 --------------------------------------
                                         Sebastian E. Cassetta
                                         Chairman of the Board, Chief Executiv
                                         Officer




Date: November 23, 1999                  /S/  THOMAS W. HALLER
      -----------------                  --------------------------------------
                                         Thomas W. Haller
                                         Chief Financial Officer, Treasurer

Exhibit 27 -   Financial Data Schedule
               Item 601(c) of Regulation S-B


This  Schedule  contains  summary  financial   information  extracted  from  the
September 30, 1999 financial statments of SmartServ Online, Inc. and is qualified in its entirety by reference to such financial statements.

                                                            September 30, 1999

Cash and cash items                                            $     1,103,443
Marketable securities                                                       --
Notes and accounts receivable -trade:
     Billed                                                            268,851
     Unbilled                                                               --
Allowances for doubtful accounts                                            --
Prepaid expenses                                                        40,665
Total current assets                                                 1,412,959
Property and equipment                                               1,088,542
Accumulated depreciation                                               615,130
Total assets                                                         2,840,462
Total current liabilities                                            3,594,360
Bonds, mortgages and similar debt                                           --
Common Stock                                                            13,798
Preferred Stock - mandatory redemption                                      --
Preferred Stock - no mandatory redemption                                   --
Other stockholders' equity (deficit)                               (4,495,119)
Total liabilities and stockholders' equity (deficiency)            (4,481,321)
Net sales of information services                                      808,292
Total revenues                                                         808,292
Cost of services                                                       279,711
Total costs and expenses of sales                                      279,711
Other costs and expenses                                               855,265
Provision for doubtful accounts and notes                                   --
Interest and amortization of debt discount                                  --
Income/(loss) before taxes                                            (315,667)
Income tax expense                                                          --
Income/(loss) from continuing operations                              (315,667)
Discontinued operations                                                     --
Extraordinary items                                                         --
Cumulative effect of changes in accounting principles                       --
Net income or (loss)                                           $      (315,667)
Earnings/(loss) per share - basic                              $         (0.23)
Earnings/(loss) per share - diluted                            $         (0.23)