Form 10QSB
period 1999-12-31
SMARTSERV ONLINE INC
filed 2000-02-22
CIK 1005698

================================================================================


                                   FORM 10-QSB

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended December 31, 1999

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


                                 (203) 353-5950
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X     No
                                        ---       -----

Transitional Small Business Disclosure Format (check one)
         Yes           No    X
             ----          ----

The number of shares of common stock, $.01 par value, outstanding as of February 11, 2000 was 3,493,108.


================================================================================

                             SMARTSERV ONLINE, INC.

                                   FORM 10-QSB

                                      INDEX





PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements

              Balance Sheets - June 30, 1999 and December 31, 1999 (unaudited)....................................2

              Statements of Operations - three months ended December 31, 1999 and
              1998 and six months ended December 31, 1999 and 1998 (unaudited)....................................4

              Statement of Changes in Stockholders' Deficiency - six months ended December 31, 1999 (unaudited).................................................................5

              Statements of Cash Flows - three months ended December 31, 1999 and
              1998 and six months ended December 31, 1999 and 1998 (unaudited)....................................6

              Notes to Unaudited Financial Statements.............................................................7

Item 2.       Management's Discussion and Analysis or Plan of Operation..........................................13


PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings..................................................................................18

Item 2.       Changes in Securities and Use of Proceeds..........................................................19

Item 6.       Exhibits and Reports on Form 8-K...................................................................20

              Signatures.........................................................................................21



                                                  SMARTSERV ONLINE, INC.

                                                      BALANCE SHEETS




                                                                             DECEMBER 31,               JUNE 30,
                                                                                 1999                     1999
                                                                          --------------------     -------------------
                                                                              (UNAUDITED)
ASSETS
Current assets
   Cash and cash equivalents                                                $      371,581         $       2,165,551
   Accounts receivable                                                             386,007                   348,278
   Prepaid expenses                                                                 51,777                    50,150
                                                                          --------------------     -------------------
Total current assets                                                               809,365                 2,563,979
                                                                          --------------------     -------------------

Property and equipment, net                                                        461,198                   498,448

Other assets
   Capitalized software development costs,
      net of accumulated amortization of $202,834 at
      December 31, 1999 and $82,108 at June 30, 1999                             1,115,906                   683,337
   Security deposits                                                                73,374                    74,834
                                                                          --------------------     -------------------
                                                                                 1,189,280                   758,171
                                                                          --------------------     -------------------

Total Assets                                                                $    2,459,843         $       3,820,598
                                                                          ====================     ===================




                                                  SMARTSERV ONLINE, INC.

                                                      BALANCE SHEETS




                                                                             DECEMBER 31,               JUNE 30,
                                                                                 1999                     1999
                                                                          --------------------     -------------------
                                                                              (UNAUDITED)
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities
   Accounts payable                                                          $      886,196          $       780,543
   Accrued liabilities                                                              358,359                  474,189
   Accrued liabilities to warrant holders                                                --                1,311,365
   Salaries payable                                                                  48,193                   93,443
   Capital lease obligation                                                          23,942                   70,147
   Deferred revenues - current portion                                            1,656,632                1,656,632
                                                                          --------------------     -------------------
Total current liabilities                                                         2,973,322                4,386,319
                                                                          --------------------     -------------------

Deferred revenues - long-term portion                                             3,313,267                4,141,579

COMMITMENTS AND CONTINGENCIES - NOTE 7

STOCKHOLDERS' DEFICIENCY
Preferred stock - $0.01 par value
   Authorized - 1,000,000 shares
   Issued and outstanding - None
Common stock - $.01 par value
   Authorized - 40,000,000 shares
   Issued and outstanding - 1,199,787 shares at June 30, 1999
       and 1,460,215 shares at December 31, 1999                                     14,601                   11,998
Common stock subscribed                                                             675,853                1,812,554
Notes receivable from officers                                                     (675,853)              (1,812,554)
Additional paid-in capital                                                       42,121,283               20,679,611
Unearned compensation                                                            (2,920,394)              (3,452,904)
Accumulated deficit                                                             (43,042,236)             (21,946,005)
                                                                          --------------------     -------------------
Total stockholders' deficiency                                                   (3,826,746)              (4,707,300)
                                                                          --------------------     -------------------

Total Liabilities and Stockholders' Deficiency                              $     2,459,843          $     3,820,598
                                                                          ====================     ===================

See accompanying notes.


                                                  SMARTSERV ONLINE, INC.

                                                 STATEMENTS OF OPERATIONS
                                                        (UNAUDITED)




                                                          THREE MONTHS                             SIX MONTHS
                                                       ENDED DECEMBER 31                       ENDED DECEMBER 31
                                             ---------------------------------------  -------------------------------------
                                                    1999                1998                1999               1998
                                             -------------------  -----------------  -----------------   -----------------

Revenues                                     $       912,621       $      344,024     $     1,720,913     $      693,729
                                             -------------------   -----------------  -----------------   -----------------

Costs and expenses:
   Costs of revenues                                 207,779              182,437             445,412            389,521
   Product development expenses                       87,377               24,170             134,222             51,216
   Selling, general and administrative
      expenses                                       725,427              666,693           1,302,974          1,167,130
   Stock-based compensation                       21,362,068              335,004          21,635,019            665,425
                                             -------------------   -----------------  -----------------   -----------------
   Total costs and expenses                       22,382,651            1,208,304          23,517,627          2,273,292
                                             -------------------   -----------------  -----------------   -----------------
Loss from operations                             (21,470,030)            (864,280)        (21,796,714)        (1,579,563)
                                             -------------------   -----------------  -----------------   -----------------

Other income (expense):
   Interest income                                     2,016                  706              13,033              2,908
   Interest expense and other
     financing costs                                 (30,250)            (669,701)            (30,250)          (810,797)
   Prepaid warrant costs                             717,700                   --             717,700                 --
                                             -------------------   -----------------  -----------------   -----------------
                                                     689,466             (668,995)            700,483           (807,889)
                                             -------------------   -----------------  -----------------   -----------------

Net loss                                     $   (20,780,564)      $   (1,533,275)    $   (21,096,231)    $   (2,387,452)
                                             ===================   =================  =================   =================


Basic and diluted earnings per common share  $      (14.75)        $        (1.41)     $      (15.19)      $       (2.36)
                                             ===================   =================  =================   =================
Weighted average shares outstanding               1,409,046             1,089,881          1,388,546           1,010,487
                                             ===================   =================  =================   =================

See accompanying notes.

                                                  SMARTSERV ONLINE, INC.

                                     STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY

                                            SIX MONTHS ENDED DECEMBER 31, 1999
                                                        (UNAUDITED)



                                                                        NOTES
                                    COMMON STOCK          COMMON     RECEIVABLE    ADDITIONAL
                                                PAR        STOCK        FROM         PAID-IN       UNEARNED      ACCUMULATED
                                  SHARES       VALUE    SUBSCRIBED    OFFICERS       CAPITAL     COMPENSATION      DEFICIT
                                ---------- ----------- ------------- ------------- ------------- -------------- --------------

Balances at June 30, 1999       1,199,787   $11,998     $1,812,554   $(1,812,554)  $20,679,611   $(3,452,904)   $(21,946,005)

Issuance of Common Stock in
  connection with the
  settlement of obligations
  to a Prepaid Warrant holder     180,000     1,800             --           --        266,895           --               --

Issuance of Common Stock upon
  exercise of employee stock
  options                           8,195        81             --           --         10,494           --               --

Issuance of warrants to
  purchase 200,000 shares
  of Common Stock in
  connection with investment
  advisory services                   --         --             --           --         60,000      (60,000)              --

Conversion of 87.8 Prepaid
  Common Stock Purchase
  Warrants into Common Stock       30,525       305             --           --           (305)          --               --

Revaluation of subscriptions
  for 824,319 shares of
  Common Stock and notes
  receivable in connection
  with officers' employment
  contracts                           --         --     (1,194,315)   1,194,315             --           --               --

Subscription for 76,818 shares
  of Common Stock and note
  receivable in connection
  with restricted stock
  purchase agreement                  --         --         57,614      (57,614)            --           --               --

Issuance of Common Stock upon
  exercise of warrants to
  purchase Common Stock            41,708        417            --           --         62,079           --               --

Amortization of unearned
   compensation over the term
   of consulting agreements           --         --             --           --             --      592,510               --

Change in market value of
  employee stock options              --         --             --           --      2,224,709           --               --

Authorization of the issuance
  202,000 shares of Common
  Stock in connection with
  officers'employment
  contracts                           --         --             --           --      3,181,500           --               --

Change in market value of
  Common Stock subscriptions          --         --             --           --     15,636,300           --               --

Net loss for the period               --         --             --           --             --           --      (21,096,231)
                                ---------- ----------- ------------- ------------- ------------- -------------- --------------
Balances at December 31, 1999   1,460,215   $14,601     $  675,853   $(675,853)    $42,121,283   $(2,920,394)   $(43,042,236)
                                ========== =========== ============= ============= ============= ============== ==============

See accompanying notes.


                                                  SMARTSERV ONLINE, INC.

                                                 STATEMENTS OF CASH FLOWS
                                                        (UNAUDITED)



                                                                THREE MONTHS                            SIX MONTHS
                                                              ENDED DECEMBER 31                      ENDED DECEMBER 31
                                                     ------------------------------------  --------------------------------------
                                                           1999               1998               1999                1998
                                                     -----------------   ----------------  ------------------   -----------------
OPERATING ACTIVITIES
Net loss                                              $ (20,780,564)       $ (1,533,275)    $ (21,096,231)        $ (2,387,452)
Adjustments to reconcile net loss to net cash used
for operating activities:
    Depreciation and amortization                           125,080              69,198           221,346              116,901
    Noncash interest expense and other
       financing costs                                           --             666,070                --              794,245
    Noncash compensation costs                           21,060,813                  --        21,042,509                   --
    Noncash consulting costs                                301,255             335,004           592,510              665,425
    Amortization of unearned revenues                      (414,156)            (15,534)         (828,312)             (31,068)
    Changes in operating assets and liabilities
       Accounts receivable                                 (117,156)                816           (37,729)              34,811
       Prepaid expenses                                     (11,112)             11,009            (1,627)             (72,627)
       Accounts payable and accrued liabilities            (576,689)            377,988        (1,052,847)             539,050
       Accrued interest payable                                  --               3,776                --                3,776
       Salaries payable                                     (20,854)            (34,915)          (45,250)             (34,910)
       Unearned revenues                                         --              13,051                --              213,051
       Security deposit                                          --                  --             1,460                   --
                                                     -----------------   ----------------  ------------------   -----------------
    Net cash used for operating activities                 (433,383)           (106,812)       (1,204,171)            (158,798)
                                                     -----------------   ----------------  ------------------   -----------------

INVESTING ACTIVITIES
Purchase of equipment                                       (38,985)            (11,057)          (63,370)             (22,695)
Capitalization of software development costs               (309,070)           (262,810)         (553,295)            (495,815)
                                                     -----------------   ----------------  ------------------   -----------------
    Net cash used for investing activities                 (348,055)           (273,867)         (616,665)            (518,510)
                                                     -----------------   ----------------  ------------------   -----------------

FINANCING ACTIVITIES
Repayment of capital lease obligation                       (23,495)            (20,516)          (46,205)             (40,353)
Proceeds from the issuance of notes                              --             435,000                --              435,000
Proceeds from the issuance of common stock                   73,071                  --            73,071                   --
Deferred financing costs                                         --             (35,000)               --              (35,000)
                                                     -----------------   ----------------  ------------------   -----------------
    Net cash provided by financing activities                49,576             379,484            26,866              359,647
                                                     -----------------   ----------------  ------------------   -----------------

Decrease in cash                                           (731,862)             (1,195)       (1,793,970)            (317,661)
Cash - beginning of period                                1,103,443              37,759         2,165,551              354,225
                                                     -----------------   ----------------  ------------------   -----------------

Cash - end of period                                  $     371,581        $     36,564     $     371,581         $     36,564
                                                     =================   ================  ==================   =================

See accompanying notes.

                             SMARTSERV ONLINE, INC.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

                                DECEMBER 31, 1999



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


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION
---------------------

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions of Form 10-QSB and Rule 310 of Regulation SB and, therefore, do not include all information and notes necessary for a presentation of results of operations, financial position and cash flows in conformity with generally accepted accounting principles. The balance sheet at June 30, 1999 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended June 30, 1999. In the opinion of the Company, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been made. Results of operations for the six months ended December 31, 1999 are not necessarily indicative of those expected for the year ending June 30, 2000.

The Company has completed development of its core applications software and communications architecture; however, it has yet to generate revenues in an amount sufficient to support its operations. The Company has incurred recurring operating losses and its operations have not produced a positive cash flow.
Additionally, there is no assurance that the Company will generate future revenues or cash flow from operations. The Company's financial statements for the period ended December 31, 1999 have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred net losses of $7,124,126, $5,040,009 and $4,434,482 for the years ended June 30,
1999, 1998 and 1997, respectively, and as of December 31, 1999 had an accumulated deficit of $43,042,236 and a deficiency of net assets of $3,826,746. The Company is also a defendant in several legal proceedings (see Note 7) which could have a material adverse effect on the Company's financial position, cash flow, and results of operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

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

REVENUE RECOGNITION
-------------------
Revenues are recognized as services are provided. Deferred revenues, resulting from customer prepayments, are recognized as services are provided throughout the term of the agreement. Deferred revenues resulting from the Company's agreements with Data Transmission Network Corporation ("DTN") are being amortized over the term of the anticipated future revenue stream, a period of 42 months.

BASIC AND DILUTED EARNINGS PER SHARE
------------------------------------
The weighted average shares outstanding are determined as the mean average of the shares outstanding and assumed to be outstanding during the period.

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

STOCK BASED COMPENSATION
------------------------
The Company maintains stock option plans for employees and non-employee directors that provide for the granting of stock options for a fixed number of shares with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for these stock compensation plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). Certain options are subject to the variable plan requirements of APB No. 25 which requires the Company to record compensation expense for changes in the fair value of the Company's Common Stock.

SUPPLEMENTAL CASH FLOW DATA
---------------------------
Interest, debt origination and other financing costs paid during the six months ended December 31, 1999 and 1998 were $-0- and $20,762, respectively.

3.   PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                                                DECEMBER 31,              JUNE 30,
                                                                                   1999                     1999
                                                                            --------------------      -----------------
   Data processing equipment                                                $        763,580          $        700,210
   Data processing equipment purchased under a capital lease                         246,211                   246,211
   Office furniture and equipment                                                     71,423                    71,423
   Display equipment                                                                   9,635                     9,635
   Leasehold improvements                                                             36,678                    36,678
                                                                            --------------------      -----------------

                                                                                   1,127,527                 1,064,157
   Accumulated  depreciation,  including  $131,312  and $106,691 at December 31, 1999 and June 30, 1999, respectively, for
   equipment purchased under a capital lease                                        (666,329)                 (565,709)
                                                                            ====================      =================
                                                                            $        461,198          $        498,448
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

During the period July 1, 1999 through December 31, 1999, holders of $87,803 of the Company's Prepaid Warrants converted such warrants into 30,525 shares of Common Stock at an exercise price of $2.88 per share.

On October 13, 1999, the Board of Directors authorized the establishment of the Company's 1999 Employee Stock Option Plan ("1999 Plan"). The 1999 Plan provides for the issuance of options to employees and directors for the purchase of a maximum of 400,000 shares of Common Stock of the Company at not less than the fair value of the Common Stock on the date of grant. Additionally, the Board of Directors authorized the repricing of the restricted shares granted to Messrs. Cassetta and Rossi to $.75 per share, the fair value of the shares at that date. The restricted stock awards are variable plan awards pursuant to APB No. 25 and accordingly, the Company is required to recognize compensation expense for the changes in the market value of the its Common Stock. In conjunction therewith, the Company has recorded a charge to compensation expense of $15,636,300 for the three and six month periods ended December 31, 1999, as well as a corresponding increase to additional paid-in capital.

Also on October 13, 1999, the Board of Directors authorized the Company to enter into a restricted stock agreement with Robert Pearl, Director of Business Development, pursuant to which Mr. Pearl will be awarded 1% of the fully diluted shares of Common Stock of the Company as of that date at the purchase price of $.75 per share.

In October 1999, the Company entered into a consulting agreement with a financial advisor to the Company. As consideration for such services, the Company granted such advisor warrants to purchase 100,000 shares of Common Stock at an exercise price of $2.625 per share and warrants to purchase 100,000 shares of Common Stock at $3.65 per share. The warrants expire on October 24, 2004. The Company recorded a noncash charge of $60,000 to unearned compensation which is being amortized to income over the one year term of the agreement.

In November 1999, the Company issued 25,042 shares of Common Stock to Zanett Lombardier, Ltd pursuant to the cashless exercise provisions of warrants to purchase 50,084 shares of Common Stock.

In December 1999, the Board of Directors authorized the issuance of 148,000 shares of Common Stock to Mr. Sebastian Cassetta in satisfaction of its bonus obligation to Mr. Cassetta pursuant to his employment contract. The Company has recorded a charge to compensation expense of $2,331,000 for the change in the fair value of the Company's Common Stock between the due date of the obligation and the grant date of the Common Stock.

In December 1999, the Board of Directors authorized the issuance of 54,000 shares of Common Stock to Mr. Mario Rossi in satisfaction of its bonus obligation to Mr. Rossi pursuant to his employment contract. The Company has recorded a charge to compensation expense of $850,500 for the change in the fair value of the Company's Common Stock between the due date of the obligation and the grant date of the Common Stock.

In December 1999, the Company issued 16,666 shares of Common Stock to Ehrenkrantz King Nussbaum, Inc., financial advisors to the Company, upon the exercise of warrants to purchase such Common Stock. The exercise price of the warrants was $3.75 per share.

During the fiscal year ended June 30, 1999, the Company recorded a charge of $717,700 as the potential cost of its default pursuant the terms of the Prepaid Warrants. At December 31, 1999, the Company received waivers from such default and reversed such previously recorded costs.


5.   EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:


                                          THREE MONTHS ENDED DECEMBER 31            SIX MONTHS ENDED DECEMBER 31
                                      ---------------------------------------   --------------------------------------
                                            1999                 1998                 1999               1998
                                      -----------------    ------------------   ------------------  ------------------

Numerator:
   Net loss                           $(20,780,564)         $     (1,533,275)   $   (21,096,231)    $    (2,387,452)
                                      ==================    =================   ==================  ==================

Denominator:
   Weighted average shares                   1,409,046             1,089,881          1,388,546           1,010,487
                                      ==================    =================   ==================  ==================

Basic and diluted earnings per
   common share                       $         (14.75)     $          (1.41)   $        (15.19)    $         (2.36)
                                      ==================    =================   ==================  ==================


At December 31, 1999, $1,881,197 of the Company's prepaid common stock purchase warrants ("Prepaid Warrants") were outstanding. At that date, the Prepaid Warrants were convertible into 1,217,403 shares of Common Stock. Additionally, there were 3,911,000 common stock purchase warrants outstanding. Such warrants have exercise prices ranging from $.60 to $72.00 per share and expire from March 2001 through January 2004. Based on the closing price ($19.72) of the Company's Common Stock at December 31, 1999, there were, exclusive of the Prepaid Warrants, currently exercisable in-the-money warrants outstanding for the purchase of 3,898,000 shares of Common Stock. Additionally, the Company has established employee stock option plans and authorized restricted stock awards to employees, directors and consultants to the Company. These options are intended to qualify as incentive stock options within the meaning of Section 422 of the Internal Revenue Code, as amended, or as nonqualified stock options. The options are partially exercisable after one year from date of grant and no options may be granted after April 15, 2006. At December 31, 1999, options and restricted stock awards have been authorized for the purchase of 1,593,000 shares of the

Company's Common Stock. None of the warrants, options or restricted stock awards have been included in the computation of diluted loss per share because their inclusion would be antidilutive.


6.       STOCK-BASED COMPENSATION

In connection with the grant of certain stock options, warrants and other compensation arrangements, the Company has recorded charges to earnings that are noncash in nature. These grants are subject to the variable plan requirements of APB No. 25 that requires the Company to record compensation expense for changes in the fair value of the Company's Common Stock.

The following table shows the amount of stock-based compensation that would have been recorded in the categories of the statement of operations had stock-based compensation not been separately stated therein:



                                                          THREE MONTHS                             SIX MONTHS
                                                       ENDED DECEMBER 31                       ENDED DECEMBER 31
                                             ---------------------------------------  -------------------------------------

                                                    1999                1998                1999               1998
                                             -------------------   -----------------  -----------------   -----------------

Costs of revenues                             $      602,468         $         --      $      597,701       $         --
Product development expenses                              --                   --                  --                 --
Selling, general and administrative
      expenses                                    20,759,600              335,004          21,037,318            665,425
                                             ===================   =================  =================   =================
                                              $   21,362,068         $    335,004      $   21,635,019       $    665,425
                                             ===================   =================  =================   =================


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


8.       SUBSEQUENT EVENTS

On January 18, 2000, the Company completed an offering ("Offering") of 333,000 shares of Common Stock to accredited investors. Gross proceeds from the Offering amounted to $4,995,000 or $15.00 per share of Common Stock. The Company has agreed to file a registration statement with the Securities and Exchange Commission ("SEC") within 90 days to register the shares and use its best efforts to have such registration declared effective. Should the Company fail to file a registration statement with the SEC within 90 days, the holders will be entitled to receive an additional number of shares equal to 10% of the shares purchased in the Offering. The sale of these shares and warrants was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof.

In January 2000, the Company issued 618,239 shares of Common stock to Sebastain Cassetta in connection with a restricted stock purchase agreement between the Company and Mr. Cassetta. The Company received cash in the amount of $6,182 and a note in the amount of $457,497. The note bears interest at 6.75% and is secured by the Common Stock. No sales commissions were paid in connection with such transaction. These shares were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act.

In January 2000, the Company issued 206,080 shares of Common Stock to Mario Rossi in connection with a restricted stock purchase agreement between the Company and Mr. Rossi. The Company received cash in the amount of $2,061 and a note in the amount of $152,499. The note bears interest at 6.75% and is secured by the Common Stock. No sales commissions were paid in connection with such transaction. These shares were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act.


In January 2000, the Company issued 306,667 shares to certain participants of the Company's November 1998 interim financing upon the exercise of warrants to purchase such shares. Proceeds from the exercise of such warrants were $184,000. These shares were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act.

In January and February 2000, $739,000 of Prepaid Warrants were converted into an aggregate of 527,855 shares of Common Stock of the Company. No sales commissions were paid in connection with such conversions. The shares were issued in reliance upon the exemption from registration provided by Section 3(a)(9) of the Securities Act.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
-------

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

As an early entrant in the dynamic market of distribution of financial information and transaction services via wireless telephones and PDAs, the Company is developing strategic marketing relationships with the wireless equipment manufacturers, carriers and other value-added service providers and potential corporate partners. The Company continuously seeks to increase product performance and widen its distribution by building and maintaining this network of Strategic Marketing Partners. Combining the Company's application development and data platform with the core competencies of its Strategic Marketing
Partners, the Company is offering a packaged turnkey solution for extending content and transactions to the wireless environment. Management believes the wireless area has tremendous potential for distribution of the Company's information products and as a source of revenues from "fee based" transactions such as routing stock order entries; however, the Company has yet to derive any revenues from such efforts.

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

Management anticipates that staffing requirements associated with the implementation of its plan of operation will result in the addition of a minimum of eight to twelve people during the period ending June 30, 2000. Such personnel will be added to assist with the programming requirements of Strategic Marketing Partners' product offerings, for customer support and sales and marketing.


RESULTS OF OPERATIONS

QUARTER ENDED DECEMBER 31, 1999 VS. QUARTER ENDED DECEMBER 31, 1998

During the quarters ended December 31, 1999 and 1998, the Company recorded revenues of $912,621 and $344,024, respectively. Substantially all of such revenues were earned through the Company's licensing agreement with DTN.

During the quarter ended December 31, 1999, the Company incurred costs of revenues of $207,779. Such costs consisted primarily of information and communication costs ($38,900), personnel costs ($63,000), and computer hardware leases, depreciation and maintenance costs ($76,600). During the quarter ended December 31, 1998, the Company incurred costs of revenues of $182,437. These costs consisted primarily of information and communication costs ($69,200), personnel costs ($32,800), and computer hardware leases, depreciation and maintenance costs ($80,000). In accordance with the terms of the Company's agreement with it, DTN has assumed responsibility for costs related to the delivery of information and the growth of the infrastructure relative to support the customers of DTN. Product development expenses were $87,377 and $24,170 for the quarters ended December 31, 1999 and 1998, respectively. Such costs consisted primarily of personnel costs of $13,500 and $3,800 in 1999 and 1998, respectively, and amortization expense relating to capitalized software development costs of $73,800 and $19,400 in 1999 and 1998, respectively. During the quarters ended December 31, 1999 and 1998, the Company capitalized $309,070 and $262,810, respectively, of development costs in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" ("Statement 86").

During the quarter ended December 31, 1999, the Company incurred selling, general and administrative expenses of $725,427. Such costs were incurred primarily for personnel costs ($379,000), facilities ($47,100), marketing and advertising costs ($80,000) and professional fees ($170,200). During the quarter ended December 31, 1998, the Company incurred selling, general and administrative expenses of $666,693. Such costs consisted primarily of personnel costs ($210,300), marketing and advertising costs ($94,800), professional fees ($239,300), facilities ($65,500) and telecommunications costs ($19,000).

Interest income for the quarters ended December 31, 1999 and 1998 amounted to $2,016 and $706, respectively. Such amounts were earned primarily from the Company's cash balances and from the Company's investments in highly rated bank certificates of deposit. Interest and financing costs were $30,250 and $669,701 during the quarters ended December 31, 1999 and 1998, respectively. At December 31, 1999, the Company received a waiver of certain events of default pursuant to its Prepaid Warrants, and accordingly, reversed previously recorded penalties amounting to $717,700. During the quarter ended December 31, 1998, such costs were incurred in connection with the $500,000 interim financing in December 1998, and the issuance of 50,000 shares of Common Stock to holders of $1,669,000 of Prepaid Warrants, in consideration of such holders agreeing to restrictions on the exercise of the Prepaid Warrants and the resale of the shares of Common Stock issuable upon such exercise.

SIX MONTHS ENDED DECEMBER 31, 1999 VS. SIX MONTHS ENDED DECEMBER 31, 1998

During the six months ended December 31, 1999 and 1998, the Company recorded revenues of $1,720,913 and $693,729. Substantially all of such revenues were earned through the Company's licensing agreement with DTN.

During the six months ended December 31, 1999, the Company incurred costs of revenues of $445,412. Such costs consisted primarily of information and communication costs ($87,300), personnel costs ($123,500), and computer hardware leases, depreciation and maintenance costs ($161,300). During the six months ended December 31, 1998, the Company incurred cost of revenues of $389,521. These costs consist primarily of information and communication costs ($164,800), personnel costs ($62,000), and computer hardware leases, depreciation and maintenance costs ($160,800). Product development expenses were $134,222 and $51,216 for the six months ended December 31, 1999 and 1998, respectively. In 1999 such costs consisted primarily of personnel costs of $13,500 and amortization expense relating to capitalized software development costs of $120,700. In 1998 such costs consisted primarily of personnel costs ($4,500), amortization expense relating to capitalized software development costs ($19,400) and computer system consultants ($18,800). During the six months ended December 31, 1999 and 1998, the Company capitalized $553,295 and $495,815, respectively, of development costs in accordance with Statement 86.

During the six months ended December 31, 1999, the Company incurred selling, general and administrative expenses of $1,302,974, primarily for personnel costs ($613,500), facilities ($97,100), marketing and advertising costs ($159,400) and professional fees ($347,800). During the six months ended December 31, 1998, the Company incurred selling, general and administrative expenses of $1,167,130. Such expenses were incurred primarily for personnel costs ($395,300), marketing and advertising costs ($156,600), professional fees ($397,300), facilities ($115,600) and telecommunication costs ($33,700).

Interest income for the six months ended December 31, 1999 and 1998 amounted to $13,033 and $2,908, respectively. During the six months ended December 31, 1999 and 1998, interest income was earned primarily from the Company's cash balances. Interest and financing costs for the six months ended December 31, 1999 and 1998 were $30,250 and $810,797, respectively. At December 31, 1999, the Company received a waiver of certain events of default pursuant to its Prepaid Warrants, and accordingly, reversed previously recorded penalties amounting to $717,700. During the six months ended December 31, 1998, such costs were incurred in connection with the $500,000 interim financing in December 1998, and the issuance of 50,000 shares of Common Stock to holders of $1,669,000 of Prepaid Warrants, in consideration of such holders agreeing to restrictions on the exercise of the Prepaid Warrants and the resale of the shares of Common Stock issuable upon such exercise.

CAPITAL RESOURCES AND LIQUIDITY

Since inception of the Company on August 20, 1993 through March 21, 1996, the date of the initial public offering of securities ("IPO"), the Company had funded its operations through a combination of private debt and equity financings totaling $4,160,000 and $12,877,500, respectively.

In May 1997, the Company arranged a line of credit facility with Zanett Lombardier, Ltd ("ZLL"). Such line of credit was originated for a maximum borrowing amount of $550,000. In July and September 1997, the facility was amended to allow for additional borrowings of up to $222,222. In conjunction with the origination of the line of credit facility, the Company issued 56,627 common stock purchase warrants to ZLL. Similarly, the Company issued 11,438 warrants for each of the July and September amendments. These warrants are currently exercisable at prices ranging from $4.97 to $6.07 and expire in September 2002.

In May 1997, the Company entered into a three year noncancelable capital lease for certain computer equipment used to provide information services. The cost of this equipment ($246,211) is being financed through the manufacturer's finance division.

On September 30, 1997, Zanett Securities Corporation, now known as Planet Zanett Internet Incubator, acting as placement agent for the Company, completed a private placement ("Placement") of $4 million of the Company's prepaid common stock purchase warrants ("Prepaid Warrants"). The Prepaid Warrants expire on September 30, 2000. As part of the Placement, ZLL converted a note payable of $772,222, issued pursuant to a Line of Credit Agreement dated May 29, 1997, as amended, and accrued interest thereon of $63,837 into Prepaid Warrants. The net proceeds of the Placement of $2,643,941 were used for general working capital requirements.

On April 23,  1998,  the  Company  entered  into a Software  License and Service
Agreement with DTN, whereby the Company licensed to DTN the rights to market three of the Company's Internet products. The Company received $850,000 upon execution of the contract and received minimum monthly payments of $100,000 through April 1999.

On June 24, 1999, the Company and DTN entered into a License Agreement that amended the Software License and Service Agreement dated April 23, 1998. In consideration of the receipt of $5.175 million, the Company granted DTN an exclusive perpetual worldwide license to the Company's Internet-based (i) real-time stock quote product, (ii) online trading vehicle for customers of small and medium sized brokerage companies, (iii) administrative reporting package for brokers of small and medium sized brokerage companies, and (iv) order entry/routing system. Additionally, the Company received $324,000 in exchange for an agreement to issue warrants to purchase 300,000 shares of the Company's Common Stock at an exercise price of $8.60 per share. The Company has agreed to continue to operate these products and provide maintenance and enhancement services in exchange for a percentage of the revenues earned by DTN therefrom. The cost of the Company's commitment to provide such maintenance and enhancement services is limited to a maximum of 20% of the revenues earned by the Company. None of the Company's wireless products were included in this transaction. Although the Company believes that DTN has the experience and the financial ability to distribute the Company's services to thousands of potential customers, there can be no assurance that the products and services will be accepted by the ultimate consumer on a widespread basis.

In November 1998, the Company completed a financing of $550,000 of securities of the Company. The Company sold five and one-half (5.5) units, each consisting of a secured convertible 8% note in the principal amount of $100,000 and warrants to purchase Common Stock of the Company. The notes and the warrants are convertible and exercisable, respectively, at $.60 per share of Common Stock. Such notes were repaid in June 1999.

On July 1, 1999, the Company entered into an agreement with Arnhold & S. Bleichroeder, Inc. ("ASB") to settle the Company's obligation to ASB pursuant to the default provisions of the Prepaid Warrants. Accordingly, the Company paid ASB $325,000 to redeem the Prepaid Warrants and issued 180,000 shares of

Common Stock in full settlement of all obligations to ASB.

In January 2000, the Company issued 306,667 shares of Common Stock to certain investors in the November 1998 interim financing upon the exercise of warrants to purchase such shares. Proceeds from the exercise of these warrants were $184,000.

On January 18, 2000, the Company completed an offering ("Offering") of 333,000 shares of its Common Stock to accredited investors. Gross proceeds from the Offering amounted to $4,995,000 or $15.00 per share of Common Stock. The Company has agreed to file a registration statement with the Securities and Exchange Commission ("SEC") within 90 days to register the shares and use its best efforts to have such registration declared effective. Should the Company fail to file a registration statement with the SEC within 90 days, the holders will be entitled to receive an additional number of shares equal to 10% of the shares purchased in the Offering.

The Company's financial statements for the period ended December 31, 1999 have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred net losses of $7,124,126, $5,040,009, and $4,434,482 for the years ended June 30, 1999, 1998 and 1997, respectively, and as of December 31, 1999 had an accumulated deficit of $43,042,236 and a deficiency of net assets of $3,826,746. However, giving consideration to the just completed Offering, the Company has stockholders' equity at December 31, 1999, on a pro-forma basis, of approximately $863,700. The Company is also a defendant in several legal proceedings that could have a material adverse effect on the Company's financial position, cash flows, and results of operations. The Company's operating history and environment raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

The Company has retained Chase Securities, Inc. as its investment banking firm to assist the Company with raising additional capital for continued development of its technology and expansion. Management believes that upon the successful implementation of its marketing plan, sufficient revenues will be generated to meet operating requirements. Management also believes that the successful execution of its proposed plan of operations will generate sufficient cash flow from operations to enable the Company to offer its services on an economically sound basis. No assurance can be given that such goals will be obtained or that any expected revenues or cash flows will be achieved.


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

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

On July 1, 1999, the Company entered into an agreement with Arnhold & S. Bleichroeder, Inc. ("ASB"), a holder of $325,000 of the Company's Prepaid Warrants, to settle the Company's obligation to ASB pursuant to the default provisions of the Prepaid Warrants. Accordingly, the Company paid $325,000 to redeem the Prepaid Warrants and issued 180,000 shares of Common Stock in full settlement of all obligations to ASB. No commissions were paid in connection with such transaction. These shares were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act").

In November 1999, $87,803 of Prepaid Warrants were converted into an aggregate of 30,525 shares of Common Stock of the Company. No sales commissions were paid in connection with such transaction. The shares were issued in reliance upon the exemption from registration provided by Section 3(a)(9) of the Securities Act.

In November 1999, Zanett Lombardier, Ltd converted certain warrants held by it into an aggregate of 25,042 shares of Common Stock. No sales commissions were paid in connection with such transaction. These shares were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act.

In December 1999, the Company issued 16,666 shares of Common Stock to Ehrenkrantz King Nussbaum, Inc. financial advisors to the Company, upon the exercise of warrants to purchase such Common Stock. Proceeds from the exercise of these warrants were $62,497. No sales commissions were paid in connection with such transaction. The shares were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act.

In January 2000 the Company issued 306,667 shares to certain investors in the Company's November 1998 interim financing upon the exercise of warrants to purchase such shares. Proceeds from the exercise of these warrants were $184,000. No sales commissions were paid in connection with such transaction. These shares were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act.

In January 2000, the Company issued 618,239 shares of Common stock to Sebastain Cassetta in connection with a restricted stock purchase agreement between the Company and Mr. Cassetta. The Company received cash in the amount of $6,182 and a note in the amount of $457,497. The note bears interest at 6.75% and is secured by the Common Stock. No sales commissions were paid in connection with such transaction. These shares were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act.

In January 2000, the Company issued 206,080 shares of Common Stock to Mario Rossi in connection with a restricted stock purchase agreement between the Company and Mr. Rossi. The Company received cash in the amount of $2,061 and a note in the amount of $152,499. The note bears interest at 6.75% and is secured by the Common Stock. No sales commissions were paid in connection with such transaction. These shares were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act.

In January and February 2000, $739,000 of Prepaid Warrants were converted into an aggregate of 527,855 shares of Common Stock of the Company. No sales commissions were paid in connection with such transactions. The shares were issued in reliance upon the exemption from registration provided by Section 3(a)(9) of the Securities Act.

On January 18, 2000, the Company completed an offering ("Offering") of 333,000 shares of Common Stock to accredited investors. Gross proceeds from the Offering amounted to $4,995,000 or $15.00 per share of Common Stock. The Company has agreed to file a registration statement with the SEC within 90 days to register the shares and use its best efforts to have such registration declared effective. Should the Company fail to file a registration statement with the SEC within 90 days, the holders will be entitled to receive an additional number of shares equal to 10% of the shares purchased in the Offering. America First Associates Corp. ("Associates"), the placement agent for 233,000 shares sold in the Offering, received a commission of $279,600, an unaccountable expense allowance of $25,000 and warrants to purchase 18,640 shares of Common Stock at $15.00 per share through January 18, 2005 in connection with this transaction.
The sale of these shares and warrants was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)    The following exhibit is included herein:

           Exhibit 27 - Financial Data Schedule

(b)    REPORTS ON FORM 8-K

           The Company did not file any reports on Form 8-K during the three months ended December 31, 1999.

                             SMARTSERV ONLINE, INC.


                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              SmartServ Online, Inc.
                                              (Registrant)

                                              By:


Date:  February 22, 2000                   /s/  SEBASTIAN E. CASSETTA
       -------------------                   ----------------------------------
                                             Sebastian E. Cassetta
                                             Chairman of the Board, Chief
                                             Executive Officer




Date: February 22, 2000                    /s/  THOMAS W. HALLER
      -------------------                    ----------------------------------
                                             Thomas W. Haller
                                             Chief Financial Officer, Treasurer

EXHIBIT 27 -   FINANCIAL DATA SCHEDULE
               ITEM 601(C) OF REGULATION S-B


THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE DECEMBER 31, 1999 FINANCIAL STATEMENTS OF SMARTSERV ONLINE, INC. AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.

                                                                                                  December 31, 1999

Cash and cash items                                                                                 $       371,581
Marketable securities                                                                                            --
Notes and accounts receivable -trade:
     Billed                                                                                                 386,007
     Unbilled                                                                                                    --
Allowances for doubtful accounts                                                                                 --
Prepaid expenses                                                                                             51,777
Total current assets                                                                                        809,365
Property and equipment                                                                                    1,127,527
Accumulated depreciation                                                                                    666,329
Total assets                                                                                              2,459,843
Total current liabilities                                                                                 2,973,322
Bonds, mortgages and similar debt                                                                                --
Common Stock                                                                                                 14,601
Preferred Stock - mandatory redemption                                                                           --
Preferred Stock - no mandatory redemption                                                                        --
Other stockholders' equity (deficit)                                                                    (3,841,347)
Total liabilities and stockholders' equity (deficiency)                                                 (3,826,746)
Net sales of information services                                                                         1,720,913
Total revenues                                                                                            1,720,913
Cost of services                                                                                            579,634
Total costs and expenses of sales                                                                           579,634
Other costs and expenses                                                                                 22,937,993
Provision for doubtful accounts and notes                                                                        --
Interest, amortization of debt discount and other financing costs                                         (687,450)
Income/(loss) before taxes                                                                              (21,096,231)
Income tax expense                                                                                               --
Income/(loss) from continuing operations                                                                (21,096,231)
Discontinued operations                                                                                          --
Extraordinary items                                                                                              --
Cumulative effect of changes in accounting principles                                                            --
Net income or (loss)                                                                                $   (21,096,231)
Earnings/(loss) per share - basic                                                                   $        (15.19)
Earnings/(loss) per share - diluted                                                                 $        (15.19)



                                       22
