Form 10QSB
period 2000-03-31
SMARTSERV ONLINE INC
filed 2000-05-22
CIK 1005698

================================================================================

                                   FORM 10-QSB

                    U. S. SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000
                                                 --------------

                         COMMISSION FILE NUMBER 0-28008
                                                -------

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

THE NUMBER OF SHARES OF COMMON STOCK, $.01 PAR VALUE, OUTSTANDING AS OF MAY 15, 2000 WAS 4,099,614.

================================================================================

                             SMARTSERV ONLINE, INC.

                                   FORM 10-QSB

                                      INDEX

PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements

              Balance Sheets - June 30, 1999 and March 31, 2000 (unaudited).......................................2

              Statements of Operations - three months ended March 31, 2000 and
              1999 and nine months ended March 31, 2000 and 1999 (unaudited)......................................4

              Statement of Changes in Stockholders' Deficiency - nine months ended March 31, 2000 (unaudited)....................................................................5

              Statements of Cash Flows - three months ended March 31, 2000 and
              1999 and nine months ended March 31, 2000 and 1999 (unaudited)......................................6

              Notes to Unaudited Financial Statements.............................................................7

Item 2.       Management's Discussion and Analysis or Plan of Operation..........................................13


PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings..................................................................................18

Item 2.       Changes in Securities and Use of Proceeds..........................................................20

Item 6.       Exhibits and Reports on Form 8-K...................................................................22

              Signatures.........................................................................................23

                                       1

                             SMARTSERV ONLINE, INC.

                                 BALANCE SHEETS

                                                                               MARCH 31,                JUNE 30,
                                                                                 2000                     1999
                                                                          --------------------      ------------------
                                                                              (UNAUDITED)
ASSETS
Current assets
   Cash and cash equivalents                                                $    5,175,577          $     2,165,551
   Accounts receivable                                                             265,465                  348,278
   Prepaid expenses                                                                204,061                   50,150
                                                                          --------------------      ------------------
Total current assets                                                             5,645,103                2,563,979
                                                                          --------------------      ------------------

Property and equipment - net                                                       530,594                  498,448

Other assets
   Capitalized software development costs - net of accumulated amortization of $291,219 at March 31, 2000 and $82,108 at
       June 30, 1999                                                             1,321,040                  683,337
   Security deposits                                                                73,374                   74,834
                                                                          --------------------      ------------------
                                                                                 1,394,414                  758,171
                                                                          --------------------      ------------------

Total Assets                                                                $    7,570,111            $   3,820,598
                                                                          ====================      ==================

See accompanying notes.

                             SMARTSERV ONLINE, INC.

                                 BALANCE SHEETS

                                                                               MARCH 31,                JUNE 30,
                                                                                 2000                     1999
                                                                          --------------------      ------------------
                                                                              (UNAUDITED)

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities
   Accounts payable                                                       $        919,580            $     780,543
   Accrued liabilities                                                             249,181                  474,189
   Accrued liabilities to warrant holders                                               --                1,311,365
   Salaries payable                                                                108,198                   93,443
   Capital lease obligation                                                             --                   70,147
                                                                          --------------------      ------------------
Total current liabilities                                                        1,276,959                2,729,687
                                                                          --------------------      ------------------

Deferred revenues                                                                4,555,739                5,798,211

STOCKHOLDERS' EQUITY (DEFICIENCY)

Preferred Stock - $.01 par value
   Authorized - 1,000,000 shares
   Issued and outstanding - none
Common Stock - $.01 par value
   Authorized - 40,000,000 shares
   Issued and outstanding -  4,098,388 shares at March 31, 2000 and
         and 1,199,787 shares at June 30, 1999                                      40,983                   11,998
Common stock subscribed                                                             57,614                1,812,554
Additional paid-in capital                                                      61,956,440               20,679,611
Unearned compensation                                                           (2,621,539)              (3,452,904)
Notes receivable from officers                                                    (666,841)              (1,812,554)
Accumulated deficit                                                            (57,029,244)             (21,946,005)
                                                                          --------------------      ------------------
Total stockholders' equity (deficiency)                                          1,737,413               (4,707,300)
                                                                          --------------------      ------------------

Total Liabilities and Stockholders' Equity (Deficiency)                   $      7,570,111          $     3,820,598
                                                                          ====================      ==================

See accompanying notes.

                             SMARTSERV ONLINE, INC.

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                          THREE MONTHS                             NINE MONTHS
                                                         ENDED MARCH 31                          ENDED MARCH 31
                                             ---------------------------------------  --------------------------------------
                                                   2000                 1999                2000                 1999
                                             ------------------    -----------------  -----------------     ----------------
Revenues                                           $989,943              $334,624         $2,710,856            $1,028,353
                                             ------------------    -----------------  -----------------     ----------------
Costs and expenses:
   Costs of revenues                                157,942               204,277            603,355               593,798
   Product development expenses                     106,312                81,389            240,532               132,605
   Selling, general and administrative
     expenses                                       747,227               609,094          2,050,202             1,799,139
   Stock-based compensation                      14,001,007               399,092         35,636,026             1,041,602
                                             ------------------    -----------------  -----------------     ----------------
   Total costs and expenses                      15,012,488             1,293,852         38,530,115             3,567,144
                                             ------------------    -----------------  -----------------     ----------------

Loss from operations                            (14,022,545)             (959,228)       (35,819,259)           (2,538,791)
                                             ------------------    -----------------  -----------------     ----------------

Other income (expense):
   Interest income                                   45,537                   864             58,570                 3,772
   Interest expense and other
     financing costs                                (10,000)           (1,420,546)           (40,250)           (2,231,343)
   Prepaid warrant costs                                 --                    --            717,700                    --
                                             ------------------    -----------------  -----------------     ----------------
                                                     35,537            (1,419,682)           736,020            (2,227,571)
                                             ------------------    -----------------  -----------------     ----------------

Net loss                                     $  (13,987,008)       $   (2,378,910)    $(35,083,239)         $   (4,766,362)
                                             ==================    =================  =================     ================

Basic and diluted earnings per
     common share                            $       (4.33)        $       (1.98)     $      (17.55)        $        (4.45)
                                             ==================    =================  =================     ================

Weighted average shares outstanding               3,232,687             1,198,563          1,998,790             1,072,264
                                             ==================    =================  =================     ================

See accompanying notes.

                             SMARTSERV ONLINE, INC.

            STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

                        NINE MONTHS ENDED MARCH 31, 2000
                                   (UNAUDITED)

                                                                     NOTES
                                   COMMON STOCK         COMMON     RECEIVABLE    ADDITIONAL
                                            PAR         STOCK         FROM         PAID-IN       UNEARNED     ACCUMULATED
                                 SHARES    VALUE      SUBSCRIBED    OFFICERS       CAPITAL      COMPENSATION    DEFICIT
                               --------------------- ------------ ------------- -------------- ------------- --------------
Balance at June 30, 1999       1,199,787  $ 11,998   $1,812,554   $(1,812,554)     $20,679,611 $(3,452,904)  $(21,946,005)

Issuance of Common Stock in
   connection with the
   settlement of obligations
   to a Prepaid Warrant         180,000      1,800           --            --        266,895             --            --
   holder

Issuance of Common Stock
   upon exercise of employee
   stock options                 47,808        478           --            --         80,290             --            --

Issuance of warrants to
   purchase 284,000 shares
   of Common Stock for
   various consulting
   services                          --        --            --            --        137,300        (77,400)           --

Conversion of 1,357 Prepaid
   Common Stock Purchase
   Warrants into Common Stock   810,785      8,107           --            --        (8,107)             --            --

Issuance of 1,103,157 shares
   of Common Stock in
   connection with
   Officer's  Restricted
   Stock Purchase and
   Employment Agreements       1,026,319    10,263   (1,754,940)    1,145,713      3,940,976            --             --

Issuance of Common Stock
   upon exercise of warrants
   to purchase Common Stock    500,689       5,007           --            --       707,938              --            --

Amortization of unearned
   compensation over the
   terms of consulting
   agreements                        --         --           --            --             --        908,765            --

Issuance of 333,000 shares
   of Common Stock and
   warrants to purchase
   18,640 shares of Common
   Stock in connection with
   private placement, net of
   direct costs of $326,200     333,000     3,330            --            --      4,665,675            --             --

Change in market value of
  employee stock options and
  stock subscriptions                --         --           --           --      31,485,862            --             --

Net loss for the period              --         --           --           --             --             --    (35,083,239)
                                -----------------------------------------------------------------------------------------
Balance at March 31, 2000       4,098,388  $40,983      $57,614    $(666,841)    $61,956,440   $ (2,621,539) $(57,029,244)
                                =========================================================================================

See accompanying notes.

                             SMARTSERV ONLINE, INC.

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                THREE MONTHS                             NINE MONTHS
                                                               ENDED MARCH 31                          ENDED MARCH 31
                                                     ------------------------------------   --------------------------------------
                                                           2000               1999                2000                1999
                                                     -----------------   ----------------   ------------------   -----------------
OPERATING ACTIVITIES

Net loss                                             $  (13,987,008)       $ (2,378,910)      $(35,083,239)        $ (4,766,362)
Adjustments to reconcile net loss to net cash used
for operating activities:
    Depreciation and amortization                           146,891              97,739            368,237              237,555
    Noncash interest expense and other
       financing costs                                           --             665,360                 --            1,459,605
    Noncash compensation costs                           13,624,852              38,837         34,667,361               38,837
    Noncash consulting costs                                376,155             360,255            968,665            1,002,765
    Amortization of unearned revenues                      (414,160)           (115,534)        (1,242,472)            (146,602)
    Changes in operating assets and liabilities
       Accounts receivable                                  120,542              16,770             82,813               51,581
       Prepaid expenses                                    (152,284)             36,580           (153,911)             (36,047)
       Accounts payable and accrued liabilities              75,705             305,480           (977,142)             844,530
       Accrued interest payable                                  --              13,807                 --               17,583
       Salaries payable                                      60,005              29,864             14,755               (5,046)
       Unearned revenues                                         --              13,152                 --              226,203
       Security deposit                                          --                  --              1,460                   --
                                                     -----------------   ----------------   ------------------   -----------------
    Net cash used for operating activities                 (149,302)           (916,600)        (1,353,473)          (1,075,398)
                                                     -----------------   ----------------   ------------------   -----------------

INVESTING ACTIVITIES

Purchase of equipment                                      (127,901)           (146,104)          (191,271)            (168,799)
Capitalization of software development costs               (293,519)           (176,970)          (846,814)            (672,785)
                                                     -----------------   ----------------   ------------------   -----------------
    Net cash used for investing activities                 (421,420)           (323,074)        (1,038,085)            (841,584)
                                                     -----------------   ----------------   ------------------   -----------------

FINANCING ACTIVITIES

Repayment of capital lease obligation                       (23,942)            (21,222)           (70,147)             (61,575)
Proceeds from the issuance of notes                              --              43,500                 --              478,500
Repayment of notes                                               --             (75,000)                --              (75,000)
Proceeds from the issuance of common stock, net of
direct costs of $326,200                                  5,398,660                  --          5,471,731                   --
Deferred financing costs                                         --                  --                 --              (35,000)
Proceeds of advances from DTN Corporation                        --           1,408,287                 --            1,408,287
                                                     -----------------   ----------------   ------------------   -----------------
    Net cash provided by financing activities             5,374,718           1,355,565          5,401,584            1,715,212
                                                     -----------------   ----------------   ------------------   -----------------

Increase (decrease) in cash and cash equivalents          4,803,996             115,891          3,010,026             (201,770)
Cash and cash equivalents - beginning of period             371,581              36,564          2,165,551              354,225
                                                     -----------------   ----------------   ------------------   -----------------

Cash and cash equivalents - end of period              $  5,175,577        $    152,455       $  5,175,577         $    152,455
                                                     =================   ================   ==================   =================

See accompanying notes.

                             SMARTSERV ONLINE, INC.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

                                 MARCH 31, 2000

1.   ORGANIZATION

SmartServ Online, Inc. (the "Company") commenced operations on August 20, 1993. The Company delivers Internet-based and wireless content, as well as "Web-to-Wireless" applications, such as securities trade order routing, that enable e-commerce by providing transactional and information services to its alliance partners. The Company has developed online financial, transactional and media applications using a unique "device independent" delivery solution and makes these services available to wireless telephones and personal digital assistants, personal computers and the Internet through its application software and communications architecture. The Company's services facilitate stock trading and disseminate real-time stock quotes, business and financial news, sports information, private-labeled electronic mail, national weather reports and other business and entertainment information in a user-friendly manner.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION
---------------------
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, the instructions of Form 10-QSB and Rule 310 of Regulation S-B and, therefore, do not include all information and notes necessary for a presentation of results of operations, financial position and cash flows in conformity with generally accepted accounting principles. The balance sheet at June 30, 1999 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended June 30, 1999. In the opinion of the Company, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been made. Results of operations for the nine months ended March 31, 2000 are not necessarily indicative of those expected for the year ending June 30, 2000.

USE OF ESTIMATES
----------------
The preparation of financial statements in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

REVENUE RECOGNITION
-------------------
Revenues are recognized as services are provided. Deferred revenues, resulting from customer prepayments, are recognized as services are provided throughout the term of the agreement. Deferred revenues resulting from the Company's agreements with Data Transmission Network Corporation ("DTN") are being amortized over the term of the anticipated future revenue stream, a period of 42 months, commencing on June 1, 1999.

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

STOCK BASED COMPENSATION
------------------------
The Company maintains stock option plans for employees and non-employee directors that provide for the granting of stock options for a fixed number of shares with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for these stock compensation plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). Certain options, which have been repriced, are subject to the variable plan requirements of APB No. 25, that requires the Company to record compensation expense for changes in the fair value of the Company's Common Stock.

RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------

In December 1999, the SEC staff released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides interpretive guidance on the recognition, presentation and disclosure of revenue in the financial statements. SAB 101 must be applied to the financial statements no later than the quarter ending September 30, 2000. The Company does not believe that the adoption of SAB 101 will have a material affect on the Company's financial results.

3.   PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                                                 MARCH 31,               JUNE 30,
                                                                                   2000                    1999
                                                                            -------------------      -----------------
   Data processing equipment                                                $       891,481          $      700,210
   Data processing equipment under a capital lease                                  246,211                 246,211
   Office furniture and equipment                                                    71,423                  71,423
   Display equipment                                                                  9,635                   9,635
   Leasehold improvements                                                            36,678                  36,678
                                                                            -------------------      -----------------

                                                                                  1,255,428               1,064,157
   Accumulated  depreciation,  including $143,623 and $106,691 at
   March 31, 2000 and June 30, 1999, respectively, for equipment
   under a capital lease                                                           (724,834)               (565,709)
                                                                            -------------------      -----------------
                                                                            $       530,594          $      498,448
                                                                            ===================      =================

4.   EQUITY TRANSACTIONS

On July 1, 1999, the Company entered into an agreement with a holder of $325,000 of the Company's Prepaid Common Stock Purchase Warrants (Prepaid Warrants"), to settle the Company's obligation to such holder pursuant to the default provisions of the Prepaid Warrants. Accordingly, the Company paid $325,000 to redeem the Prepaid Warrants and issued 180,000 shares of Common Stock in full settlement of all obligations to the holder. Settlement costs of $268,695 were recorded during the year ended June 30, 1999.

During the period, holders of $1,357,000 of the Company's Prepaid Warrants converted such warrants into 810,785 shares of Common Stock at exercise prices ranging from $1.40 to $8.40 per share.

In October 1999, the Board of Directors authorized the repricing of the restricted shares granted to Messrs. Cassetta and Rossi to $.75 per share, the fair value of the shares at that date. Through December 31, 1999, the restricted stock awards were variable plan awards pursuant to APB No. 25 and accordingly, the Company was required to recognize compensation expense for the changes in the market value of its Common Stock. In conjunction therewith, the Company has recorded a charge to compensation expense of $15,636,300 for the nine-month period ended March 31, 2000, as well as a corresponding increase to additional paid-in capital.

In October 1999, the Board of Directors authorized the Company to enter into a restricted stock agreement with Robert Pearl, Vice President Strategy and Alliances, pursuant to which Mr. Pearl was awarded 76,818 shares of Common Stock at the purchase price of $.75 per share.

In October 1999, the Company entered into a consulting agreement with a financial advisor to the Company. As consideration for such services, the Company granted such advisor warrants to purchase 100,000 shares of Common Stock at an exercise price of $2.625 per share and warrants to purchase 100,000 shares of Common Stock at $3.65 per share. In consideration of $125,000 and the issuance of warrants to purchase 8,000 shares of Common Stock at $18.375 per share, the Company extended this agreement for the two-year period commencing October 24, 2000. The warrants expire on October 24, 2004. The Company recorded a noncash charge of $62,400 to unearned compensation for the value of the warrants which is being amortized to income over the term of the agreement.

In November 1999, the Company issued 25,042 shares of Common Stock to Zanett Lombardier, Ltd. pursuant to the cashless exercise provisions of warrants to purchase 50,084 shares of Common Stock.

During the period, the Board of Directors authorized the issuance of an aggregate of 202,000 shares of Common Stock to Messrs. Cassetta and Rossi in satisfaction of its bonus obligations to Messrs. Cassetta and Rossi, pursuant to their employment contracts. The Company has recorded a charge to compensation expense of $3,181,500 for the change in fair value of the Company's Common Stock between the due date of the obligation and the grant date of the Common Stock. The Company also issued 824,319 shares of Common Stock to Messrs. Cassetta and Rossi in connection with restricted stock purchase agreements between the Company and Messrs. Cassetta and Rossi. The Company received cash in the amount of $8,243 and notes in the amount of $609,996. The notes bear interest at 6.75 % and are secured by the Common Stock.

During the period, the Company granted warrants to purchase 16,000 shares of Common Stock at an exercise price of $4 to a computer software consultant. The Company recorded a noncash charge of $15,000 to unearned compensation which is being amortized to income over the term of the agreement.

During the period, the Company issued 333,334 shares of Common Stock to certain participants of the Company's November 1998 financing upon the exercise of warrants to purchase such shares. Proceeds from the exercise of these warrants were $200,000.

During the period, the Company issued warrants to purchase 10,000 shares of Common Stock at an exercise price of $2.50 per share to a marketing consultant in connection with services rendered to the Company. Such warrants were recorded in accordance with the Black Scholes pricing methodology. The Company recorded a charge to earnings of $19,900 in connection with such issuance.

In January 2000, the Company completed an offering ("Offering") of 333,000 shares of its Common Stock to accredited investors. Gross proceeds from the Offering amounted to $4,995,000 or $15.00 per share of Common Stock. In connection with this transaction, the Company issued warrants to purchase 18,640 shares of Common Stock at $15.00 per share through January 18, 2005 to American First Associates Corp. in connection with services as placement agent for the Offering.

During the period, the Company issued warrants to purchase 50,000 shares of Common Stock at an exercise price of $3.00 per share to a marketing consultant in connection with the completion of services rendered to the Company. The Company recorded a charge to earnings of $40,000 in connection with such issuance.

During the period, the Company issued 142,308 shares of Common Stock to certain investors at prices ranging from $0.60 to $9.28 per share upon exercise of warrants to purchase such shares. Proceeds from the exercise of these warrants were $512,900.

5.   EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                              THREE MONTHS MARCH 31                  NINE MONTHS ENDED MARCH 31
                                      ---------------------------------------   --------------------------------------
                                            2000                 1999                 2000               1999
                                      ------------------    -----------------   ------------------  ------------------
Numerator:
   Net loss                           $    (13,987,008)     $     (2,378,910)   $   (35,083,239)    $    (4,766,362)
                                      ==================    =================   ==================  ==================

Denominator:
   Weighted average shares                   3,232,687             1,198,563          1,998,790           1,072,264
                                      ==================    =================   ==================  ==================

Basic and diluted earnings per
   common share                       $          (4.33)     $          (1.98)   $        (17.55)    $         (4.45)
                                      ==================    =================   ==================  ==================

At March 31, 2000 $612,000 of the Company's prepaid common stock purchase warrants ("Prepaid Warrants") were outstanding. At that date, the Prepaid Warrants were convertible into 437,000 shares of Common Stock. Additionally there were 3,597,200 common stock purchase warrants outstanding. Such warrants have exercise prices ranging from $0.60 to $72.00 per share and expire from March 2001 through October 2004. Additionally, the Company has established employee stock option plans and authorized restricted stock awards to employees, directors, and consultants to the Company. These options are intended to qualify as incentive stock options within the meaning of Section 422 of the Internal Revenue Code, as amended, or as nonqualified stock options. The options are partially exercisable after one year from date of grant and no options may be granted after April 15, 2006. At March 31, 2000, options and restricted stock awards have been authorized for the purchase of 733,000 shares of the Company's Common Stock. None of the warrants or options have been included in the computation of diluted loss per share because their inclusion would be antidilutive.

6.   STOCK-BASED COMPENSATION

In connection with the grant of certain stock options, warrants and other compensation arrangements, the Company has recorded charges to earnings that are noncash in nature. These grants are subject to the variable plan requirements of APB No. 25 that require the Company to record compensation expense for changes in the fair value of the Company's Common Stock.

The following table shows the amount of stock-based compensation that would have been recorded in the categories of the statement of operations had stock-based compensation not been separately stated therein:

                                                   THREE MONTHS                              NINE MONTHS
                                                  ENDED MARCH 31                           ENDED MARCH 31
                                      ---------------------------------------   --------------------------------------
                                            2000                  1999                2000                1999
                                      ------------------    -----------------   ------------------  ------------------
Costs of revenues                     $     3,039,090       $        8,720      $     3,636,791     $        8,720
Selling, general and administrative
expenses                                   10,961,917              390,372           31,999,235          1,032,882
                                      ------------------    -----------------   ------------------  ------------------
                                      $    14,001,007       $      399,092      $    35,636,026     $    1,041,602
                                      ==================    =================   ==================  ==================


7.   COMMITMENTS AND CONTINGENCIES

By letter dated April 10, 1998, Michael Fishman, then Vice President of Sales for the Company, resigned his position. On or about April 24, 1998, Mr. Fishman filed a complaint against the Company, Sebastian E. Cassetta and four other defendants in the United States District Court for the District of Connecticut. The complaint asserted claims under Sections 10(b) and 18 of the Securities Exchange Act of 1934, as well as several state law claims, including breach of contract, fraud and misrepresentation. Mr. Fishman alleged that the Company (1) failed to pay him the benefits and compensation to which he was entitled and (2) made material misrepresentations in its filings with the Securities and Exchange Commission. On December 11, 1998, the Court granted the Company's motion to dismiss Mr. Fishman's action without prejudice to the plaintiff to seek leave to file an amended complaint within 30 days. On May 12, 1999, the Court denied the plaintiff's subsequent motion for leave to file a substituted complaint on the basis that the federal securities law claim, the only federal claim alleged by the plaintiff, was still deficient. Accordingly, the federal securities claim was dismissed with prejudice. On or about June 4, 1999, Mr. Fishman commenced an action against the same defendants and added as a seventh defendant, the Company's former President, Steven Francesco, in the Connecticut Superior Court for the Judicial District of Stamford/Norwalk at Stamford alleging breach of contract, breach of duty of good faith and fair dealing, fraudulent misrepresentation, negligent misrepresentation, intentional misrepresentation and failure to pay wages. The defendants have answered the complaint and filed counterclaims for fraudulent inducement and breach of contract. Plaintiff has responded to the counter-claim, and discovery is proceeding. By pleading dated February 29, 2000, Mr. Fishman filed an application with the Court seeking entry of a prejudgment remedy in the amount of $19,250,000. To date, Mr. Fishman's application has not been acted on by the Court and no hearing date has been set. Although the Company is vigorously defending this action, there can be no assurance that it will be successful.

On or about May 11, 1998, Ronald G. Weiner filed a complaint against Mr. Francesco and the Company in the Supreme Court of the State of New York, County of New York. The complaint alleges, among other things, that in May 1993, by letter from Mr. Francesco, Mr. Weiner was offered a 10% equity stake in Smart Phone Services, Inc. ("SPS"), a Subchapter S company of which Mr. Francesco allegedly was the President and sole shareholder, in exchange for his active involvement in, among other things, raising capital and managing the financial aspects of SPS. The complaint alleges that, in November 1993, Mr. Francesco sent a letter to Mr. Weiner in which he (1) represented that SPS had failed to attract a single investor and (2) withdrew his offer to Mr. Weiner of a 10% equity position in SPS. The complaint further alleges that, in conversations with Mr. Weiner beginning in November 1993, Mr. Francesco represented that he was ceasing all efforts to capitalize SPS. The complaint alleges, among other things, that Mr. Francesco and SPS breached their agreement with Mr. Weiner by withdrawing their offer to him of a 10% equity stake in SPS, and that, at the time Mr. Francesco represented that he was ceasing efforts to capitalize SPS, he had actually formed SmartServ and was actively seeking investors for it. The complaint further alleges that the Company is a successor entity to SPS and that, therefore, the Company is liable for SPS' and Mr. Francesco's alleged conduct in derogation of their alleged agreement with Mr. Weiner. The complaint seeks, among other things, (1) a declaratory judgment declaring Mr. Weiner a 10% equity shareholder of the Company, (2) a constructive trust in Mr. Weiner's favor for 10% of the Company `s equity shares and (3) restitution against Mr. Francesco and the Company for unjust enrichment. On his unjust enrichment claim, Mr. Weiner seeks unspecified damages that he alleges to be at least $250,000. In the Company's answer to the complaint, the Company denied the material allegations of the complaint and asserted affirmative defenses. No discovery in this action has yet been taken. Although the Company is vigorously defending this action there can be no assurance that it will be successful.

On or about February 29, 2000, Commonwealth Associates, L.P. filed a complaint against the Company in the Supreme Court of the State of New York, County of New York. The complaint alleges that on or about August 19, 1999, Commonwealth and the Company entered into an engagement letter pursuant to which Commonwealth was to provide financial advisory and investment banking services to the

Company in connection with a possible combination between the Company and Data Link Systems Corporation. The engagement letter provided for a nonrefundable fee of $15,000 payable in cash or common stock at the Company's option. The complaint alleges that notwithstanding the terms of the engagement letter the fee was to be paid in stock and seeks 13,333 shares of common stock or at least $1,770,000 together with interest and costs. In the Company's answer to the complaint, the Company denied the material allegations of the complaint. Discovery in this action has recently commenced and is proceeding. Although the Company is vigorously defending this action there can be no assurance that it will be successful.

While the Company intends to vigorously defend these actions, the unfavorable outcome of any such action could have a material adverse effect on the Company's financial condition, results of operations, and cash flows.

8.   SUBSEQUENT EVENTS

On May 15, 2000, the Company completed an offering of 353,535 shares of its Common Stock to accredited investors. Proceeds from this transaction amounted to $16,715,000, net of commissions and expenses of $785,000.

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
------

PLAN OF OPERATION

The Company delivers Internet-based and wireless content as well as "Web-to-Wireless" applications, such as securities trade order routing, that enable e-commerce by providing transactional and information services to its alliance partners. The Company has developed online financial, transactional and media applications using a unique "device-independent" delivery solution.

The Company's plan of operation includes programs for the sale of its information and transactional application services through Strategic Marketing Partners utilizing a "business-to-business" strategy. Such a strategy provides access to a large number of potential subscribers and allows the Company to maximize its market reach at minimal operating costs. The flexibility of the Company's application software and communications architecture enables the customization of each information package offered to each Strategic Marketing Partner, and in turn to their end users.

As an early entrant in the dynamic market for the distribution of financial information and transaction services via wireless telephones and personal digital assistants, or PDAs, the Company is developing strategic marketing relationships with wireless equipment manufacturers, carriers and other value-added service providers and potential corporate partners. The Company continuously seeks to increase product performance and widen its distribution by building and maintaining this network of Strategic Marketing Partners. Combining the Company's application development and data platform with the core competencies of its Strategic Marketing Partners, the Company is offering a packaged turnkey solution for extending content and transactions to the wireless environment. Management believes the wireless area has tremendous potential for distribution of the Company's information products and as a source of revenues from "fee based" transactions such as routing stock order entries; however, the Company has yet to derive any revenues from such efforts.

Management believes that most of the Company's revenues will continue to be derived from consumers who purchase its services through Strategic Marketing Partners. The Company anticipates that Strategic Marketing Partners will brand its bundled information services with their own private label and promote and distribute the Company's packaged offering to their clients. The Company has the ability to customize the information package to be offered to each Strategic Marketing Partner, by device. With the licensing of four of its Internet products by DTN in 1998, the Company has discontinued efforts to develop a direct subscriber base.

Management anticipates that staffing requirements associated with the implementation of its plan of operation will result in the addition of a minimum of six people during the period ending June 30, 2000. Such personnel will be added to assist with the programming requirements of Strategic Marketing Partners' product offerings, for customer support and sales and marketing.

RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31, 2000 VS. QUARTER ENDED MARCH 31, 1999

During the quarters ended March 31, 2000 and 1999, the Company recorded revenues of $989,943 and $334,624, respectively. Substantially all of such revenues were earned through the Company's licensing of its products to DTN. Of such amounts, the Company recorded $414,160 and $115,534, respectively, as amortization of deferred revenues emanating from its licensing agreement with DTN.

During the quarter ended March 31, 2000, the Company incurred costs of revenues of $157,942. These costs consisted primarily of information and communication costs ($32,700), personnel costs ($29,200), and computer hardware leases, depreciation and maintenance costs ($81,100). During the quarter ended March 31, 1999, the Company incurred costs of revenues of $204,277. Such costs consisted primarily of information and communication costs ($44,400), personnel costs ($45,500), and computer hardware leases, depreciation and maintenance costs ($94,700). In accordance with the terms of the Company's agreement with it, DTN has assumed responsibility for such costs related to the delivery of information and the growth of the infrastructure relative to the customers of DTN. Product development costs were $106,312 and $81,389 for the quarters ended March 31, 2000 and 1999, respectively. Such costs consisted primarily of personnel costs of $17,900 and $5,600 in 2000 and 1999, respectively, and amortization expenses relating to capitalized software development costs of $88,400 and $74,800 in 2000 and 1999, respectively. During the quarters ended March 31, 2000 and 1999, the Company capitalized $293,519 and $176,970, respectively, of development costs in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" ("Statement 86").

During the quarter ended March 31, 2000, the Company incurred selling, general and administrative expenses of $747,227. Such costs were incurred primarily for personnel costs ($275,200), facilities ($48,700), marketing and advertising costs ($134,600) and professional fees ($207,400). During the quarter ended March 31, 1999, the Company incurred selling, general and administrative expenses of $609,094. Such costs were incurred primarily for personnel costs ($204,000), marketing and advertising costs ($53,700), professional fees ($195,800), facilities ($51,000) and communications costs ($18,000).

During the quarter ended March 31, 2000, noncash charges for stock-based compensation amounted to $14,001,007 compared to $399,092 during the quarter ended March 31, 1999. Such noncash charges in 2000 were primarily related to personnel costs ($13,624,900) resulting from the valuation of stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). Certain options are subject to the variable plan requirements of APB No. 25, which requires the Company to record compensation expense for changes in the fair value of the Company's Common Stock. Noncash charges for professional fees for the quarters ended March 31, 2000 and 1999, were $366,200 and $360,300, respectively, resulting from the issuance of common stock purchase warrants to various financial, marketing and technical consultants. The value of such common stock purchase warrants was recorded in accordance with the Black-Scholes pricing methodology.

Interest income for the quarters ended March 31, 2000 and 1999 amounted to $45,537 and $864, respectively. During the quarter ended March 31, 2000, such amounts were earned from the Company's investments in highly rated commercial paper. During the quarter ended March 31, 1999, such amounts were earned primarily from the Company's cash balances. During the quarters ended March 31, 2000 and 1999, interest and financing costs were $10,000 and $1,420,546, respectively. During the quarter ended March 31, 2000 such costs were related to the partial redemption of the Company's Prepaid Warrants. During the quarter ended March 31, 1999, such costs consisted primarily of interest and the amortization of deferred financing costs ($454,700) associated with the issuance of $550,000 of convertible notes in December 1998 and January 1999, and costs ($958,900) associated with the settlement of obligations to holders of the Company's Prepaid Warrants.

NINE MONTHS ENDED MARCH 31, 2000 VS. NINE MONTHS ENDED MARCH 31, 1999

During the nine months ended March 31, 2000 and 1999, the Company recorded revenues of $2,710,856 and $1,028,353, respectively. Substantially all of such revenues were earned through the Company's licensing of its products to DTN. Of such amounts, the Company recorded $1,242,472 and $146,602, respectively, as amortization of deferred revenues emanating from its licensing agreement with DTN.

During the nine months ended March 31, 2000, the Company incurred costs of revenues of $603,355. These costs consisted primarily of information and communication costs ($98,600), personnel costs ($152,700), computer hardware leases, depreciation and maintenance costs ($242,400) and consulting fees ($43,600). During the nine months ended March 31, 1999, the Company incurred costs of revenues of $593,798. Such costs consisted primarily of information and communication costs ($209,200), personnel costs ($108,500), and computer hardware leases, depreciation and maintenance costs ($255,400). Product development costs were $240,532 and $132,605 for the nine months ended March 31, 2000 and 1999, respectively. Such costs consisted primarily of personnel costs of $31,400 and $8,900 in 2000 and 1999, respectively, and amortization expenses relating to capitalized software development costs of $209,100 and $94,200 in 2000 and 1999, respectively. During the nine months ended March 31, 2000 and 1999, the Company capitalized $846,814 and $672,875, respectively, of development costs in accordance with Statement 86.

During the nine months ended March 31, 2000, the Company incurred selling, general and administrative expenses of $2,050,202. Such costs were incurred primarily for personnel costs ($888,700), facilities ($145,800), marketing and advertising costs ($294,000) and professional fees ($555,200). During the nine months ended March 31, 1999, the Company incurred selling, general and administrative expenses of $1,799,139. Such costs were incurred primarily for personnel costs ($599,200), marketing and advertising costs ($210,300), professional fees ($616,000), facilities ($166,600) and telecommunications costs ($51,700).

During the nine months ended March 31, 2000, noncash charges for stock-based compensation amounted to $35,636,026 compared to $1,041,602 during the nine months ended March 31, 1999. Such noncash charges in 2000 were primarily related to personnel costs ($34,677,300) resulting from the valuation of stock-based compensation in accordance with Accounting Principles Board Opinion No. 25,
"Accounting for Stock Issued to Employees" ("APB No. 25"). Noncash charges pertaining to professional fees amounted to $958,700 and $1,002,800, for the nine months ended March 31, 2000 and 1999, respectively. These noncash professional fees resulted from the issuance of common stock purchase warrants to various various financial, marketing and technical consultants. The value of such common stock purchase warrants was recorded in accordance with the Black-Scholes pricing methodology.

Interest income for the nine months ended March 31, 2000 and 1999 amounted to $58,570 and $3,772, respectively. During the nine months ended March 31, 2000, such amounts were earned from the Company's investments in highly rated commercial paper. During the nine months ended March 31, 1999, such amounts were earned primarily from the Company's cash balances. During the nine months ended March 31, 2000 and 1999, interest and financing costs were $40,250 and $2,231,343, respectively. During the nine months ended March 31, 2000 such costs were related to a partial redemption of the Company's Prepaid Warrants. During the nine months ended March 31, 1999, such costs consisted primarily of interest and the amortization of deferred financing costs ($454,700) associated with the issuance of $550,000 of convertible notes in December 1998 and January 1999, and costs ($958,900) associated with the settlement of obligations to holders of the Company's Prepaid Warrants. The Company has received a waiver of certain events of default pursuant to its Prepaid Warrants, and accordingly, reversed previously recorded charges of $717,700. The common stock purchase warrants have been recorded in the financial statements in accordance with the Black-Scholes pricing methodology.

CAPITAL RESOURCES AND LIQUIDITY

On June 24, 1999, the Company and DTN entered into a License Agreement that amended the companies' previous agreement. In consideration of the receipt of $5.175 million, the Company granted DTN an exclusive perpetual worldwide license to the Company's Internet-based (i) real-time stock quote product, (ii) online trading vehicle for customers of small and medium sized brokerage companies,
(iii) administrative reporting package for brokers of small and medium sized brokerage companies, and (iv) order entry/routing system. Additionally, the Company received $324,000 in exchange for an agreement to issue warrants to purchase 300,000 shares of the Company's Common Stock at an exercise price of $8.60 per share. The Company has agreed to continue to operate these products and provide maintenance and enhancement services in exchange for a percentage of the revenues earned by DTN therefrom. The cost of the Company's commitment to provide such maintenance and enhancement services is limited to a maximum of 20% of the revenues earned by the Company. None of the Company's wireless products were included in this transaction. Although the Company believes that DTN has the experience and financial ability to distribute the Company's services to thousands of potential customers, there can be no assurance that the products and services will continue to be accepted by the ultimate consumer on a widespread basis.

On July 1, 1999, the Company entered into an agreement with Arnhold & S. Bleichroeder, Inc. ("ASB") to settle the Company's obligation to ASB pursuant to the default provisions of the Prepaid Warrants. Accordingly, the Company paid ASB $325,000 to redeem the Prepaid Warrants and issued 180,000 shares of Common Stock in full settlement of all obligations to ASB.

During the quarter ended March 31, 2000, the Company issued 474,022 shares of Common Stock to investors upon exercise of warrants to purchase such shares. Proceeds from the exercise of these warrants were $696,944.

On January 18, 2000, the Company completed an offering ("Offering") of 333,000 shares of its Common Stock to accredited investors. Gross proceeds from the Offering amounted to $4,995,000 or $15.00 per share of Common Stock. American First Associates Corp., the placement agent for 233,000 shares sold in the Offering, received a commission of $279,600, an unaccountable expense allowance of $25,000 and warrants to purchase 18,640 shares of Common Stock at $15.00 per share through January 18, 2005 in connection with this transaction.

On May 15, 2000, the Company completed an offering of 353,535 shares of its Common Stock to accredited investors. Proceeds from this transaction amounted to $16,715,000, net of commissions and other expenses of $785,000. The proceeds from this transaction will enable the Company to expand its sales and marketing capabilities and expand its processing capacity to meet the continuing demands of its Strategic Marketing Partners.

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

RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------

In December 1999, the SEC staff released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides interpretive guidance on the recognition, presentation and disclosure of revenue in the financial statements. SAB 101 must be applied to the financial statements no later than the quarter ending September 30, 2000. The Company does not believe that the adoption of SAB 101 will have a material affect on the Company's financial results.

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

PART II.  OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

By letter dated April 10, 1998, Michael Fishman, then the Company's Vice President of Sales, resigned his position. On or about April 24, 1998, Mr. Fishman filed a complaint against the Company, Sebastian E. Cassetta and four other defendants in the United States District Court for the District of Connecticut. The complaint asserted claims under Sections 10(b) and 18 of the Securities Exchange Act of 1934, as well as several state law claims, including breach of contract, fraud and misrepresentation. Mr. Fishman alleged that the Company (1) failed to pay him the benefits and compensation to which he was entitled and (2) made material misrepresentations in its filings with the Securities and Exchange Commission. On December 11, 1998, the Court granted the Company's motion to dismiss Mr. Fishman's action without prejudice to the plaintiff to seek leave to file an amended complaint within 30 days. On May 12, 1999, the Court denied the plaintiff's subsequent motion for leave to file a substituted complaint on the basis that the federal securities law claim, the only federal claim alleged by the plaintiff, was still deficient. Accordingly, the federal securities claim was dismissed with prejudice. On or about June 4, 1999, Mr. Fishman commenced an action against the same defendants and added as a seventh defendant, the Company's former President, Steven Francesco, in the Connecticut Superior Court for the Judicial District of Stamford/Norwalk at Stamford alleging breach of contract, breach of duty of good faith and fair dealing, fraudulent misrepresentation, negligent misrepresentation, intentional misrepresentation and failure to pay wages. The defendants have answered the complaint and filed counterclaims for fraudulent inducement and breach of contract.  Plaintiff  has  responded  to the  counter-claim,  and  discovery  is proceeding. By pleading dated February 29, 2000, Mr. Fishman filed an application with the Court seeking entry of a prejudgment remedy in the amount of $19,250,000. To date, Mr. Fishman's application has not been acted on by the Court and no hearing date has been set. Although the Company is vigorously defending this action, there can be no assurance that it will be successful.

On or about May 11, 1998, Ronald G. Weiner filed a complaint against Mr. Francesco and the Company in the Supreme Court of the State of New York, County of New York. The complaint alleges, among other things, that in May 1993, by letter from Mr. Francesco, Mr. Weiner was offered a 10% equity stake in Smart Phone Services, Inc. ("SPS"), a Subchapter S company of which Mr. Francesco allegedly was the President and sole shareholder, in exchange for his active involvement in, among other things, raising capital and managing the financial aspects of SPS. The complaint alleges that, in November 1993, Mr. Francesco sent a letter to Mr. Weiner in which he (1) represented that SPS had failed to attract a single investor and (2) withdrew his offer to Mr. Weiner of a 10% equity position in SPS. The complaint further alleges that, in conversations with Mr. Weiner beginning in November 1993, Mr. Francesco represented that he was ceasing all efforts to capitalize SPS. The complaint alleges, among other things, that Mr. Francesco and SPS breached their agreement with Mr. Weiner by withdrawing their offer to him of a 10% equity stake in SPS, and that, at the time Mr. Francesco represented that he was ceasing efforts to capitalize SPS, he had actually formed SmartServ and was actively seeking investors for it. The complaint further alleges that the Company is a successor entity to SPS and that, therefore, the Company is liable for SPS' and Mr. Francesco's alleged conduct in derogation of their alleged agreement with Mr. Weiner. The complaint seeks, among other things, (1) a declaratory judgment declaring Mr. Weiner a 10% equity shareholder of the Company, (2) a constructive trust in Mr. Weiner's favor for 10% of the Company's equity shares and (3) restitution against Mr. Francesco and the Company for unjust enrichment. On his unjust enrichment claim, Mr. Weiner seeks unspecified damages that he alleges to be at least $250,000. In the Company's answer to the complaint, the Company denied the material allegations of the complaint and asserted affirmative defenses. No discovery in this action has yet been taken. Although the Company is vigorously defending this action there can be no assurance that it will be successful.

On or about February 29, 2000, Commonwealth Associates, L.P. filed a complaint against the Company in the Supreme Court of the State of New York, County of New York. The complaint alleges that on or about August 19, 1999, Commonwealth and the Company entered into an engagement letter pursuant to which Commonwealth was to provide financial advisory and investment banking services to the Company in connection with a possible combination between the Company and Data Link Systems Corporation. The engagement letter provided for a nonrefundable fee of $15,000 payable in cash or common stock at the Company's option. The complaint alleges that notwithstanding the terms of the engagement letter the fee was to be paid in stock and seeks 13,333 shares of common stock or at least $1,770,000 together with interest and costs. In the Company's answer to the complaint, the Company denied the material allegations of the complaint. Discovery in this action has recently commenced and is proceeding. Although the Company is vigorously defending this action there can be no assurance that the Company will be successful.

While the Company intends to vigorously defend these actions, the unfavorable outcome of any such action could have a material adverse effect on our financial condition, results of operations and cash flows.

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

During the period ended March 31, 2000, $1,357,000 of Prepaid Warrants were converted into an aggregate of 810,785 shares of Common Stock of the Company. No sales commissions were paid in connection with such transactions. The shares were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act.

In November 1999, Zanett Lombardier, Ltd. converted certain warrants held by it into an aggregate of 25,042 shares of Common Stock. No sales commissions were paid in connection with such transaction. The shares were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act.

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

In December 1999, the Company issued warrants to purchase 10,000 shares of Common Stock at an exercise price of $2.50 per share to the Andrew Seybold Group LLC in connection with marketing services rendered to the Company. No sales commissions were paid in connection with such transaction. The shares were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act.

In January 2000, the Company issued warrants to purchase 50,000 shares of Common Stock at an exercise price of $3.00 per share to Brauning Consultants in connection with marketing services rendered to the Company. No sales commissions were paid in connection with such transaction. The shares were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act.

During the period ended March 31, 2000 the Company issued 333,334 shares to certain investors in the Company's November 1998 interim financing upon the exercise of warrants to purchase such shares. Proceeds from the exercise of these warrants were $200,000. No sales commissions were paid in connection with such transactions. The shares were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act.

During the period ended March 31, 2000, the Company issued 142,308 shares of Common Stock to certain warrant holders upon the exercise of warrants to purchase such shares. No sales commissions were paid in connection with such transactions. The shares were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act.

In January 2000, the Company issued 618,239 shares of Common Stock to Sebastian Cassetta in connection with a restricted stock purchase agreement between the Company and Mr. Cassetta. The Company received cash in the amount of $6,182 and a note in the amount of $457,497. The note bears interest at 6.75% and is secured by the Common Stock. No sales commissions were paid in connection with such transaction. The shares were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act.

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

On January 18, 2000, the Company completed an offering of 333,000 shares of Common Stock to accredited investors. Gross proceeds from this transaction amounted to $4,995,000. American First Associates Corp., the placement agent for 233,000 shares sold in the Offering, received a commission of $279,600, an unaccountable expense allowance of $25,000 and warrants to purchase 18,640 shares of Common Stock at $15.00 per share through January 18, 2005 in connection with this transaction. The sale of these shares and warrants was exempt from the registration requirements of the Securities Act pursuant to
Section 4(2) thereof.

On March 15,  2000,  the  Company  issued  148,000  shares  of  Common  Stock to
Sebastian Cassetta in satisfaction of its bonus obligation to Mr. Cassetta pursuant to his employment contract. No sales commissions were paid in connection with such transaction. The shares were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act.

On March 15, 2000, the Company issued 54,000 shares of Common Stock to Mario Rossi in satisfaction of its bonus obligation to Mr. Rossi pursuant to his employment contract. No sales commissions were paid in connection with such transaction. The shares were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act.

On May 15, 2000, the Company completed an offering of 353,535 shares of its Common Stock to accredited investors. Gross proceeds from this transaction amounted to $17,500,000. Chase Securities, Inc., the Placement Agent, received a commission of $700,000 and an unaccountable expense allowance of $50,000 in connection with this transaction. The sale of these shares was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8 - K

(a)    The following exhibit is included herein:

           Exhibit 27 - Financial Data Schedule

(b)    REPORTS OF FORM 8-K

         The Company did not file any reports on Form 8-K during the three months ended March 31, 2000.

         On May 16, 2000, the Company filed a report on Form 8-K announcing the closing of the financing transaction between the Company and certain accredited investors on May 15, 2000.

                             SMARTSERV ONLINE, INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  SmartServ Online, Inc.
                                  (Registrant)

                                   By:


Date: May 22, 2000                /S/  SEBASTIAN E. CASSETTA
      ------------                ----------------------------------------------
                                  Sebastian E. Cassetta
                                  Chairman of the Board, Chief Executive Officer

Date: May 22, 2000                /S/  THOMAS W. HALLER
      ------------                ----------------------------------------------
                                  Thomas W. Haller
                                  Chief Financial Officer, Treasurer

                                 EXHIBIT INDEX
                                 -------------



EXHIBIT           DESCRIPTON

Exhibit  27       Financial Data Schedule