Form 10KSB
period 2000-06-30
SMARTSERV ONLINE INC
filed 2000-10-12
CIK 1005698

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

       FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 2000

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to
       ___________

                         COMMISSION FILE NUMBER 0-28008

                             SMARTSERV ONLINE, INC.
                             ----------------------
        (Exact name of small business issuer as specified in its charter)

                                 Delaware                                                       13-3750708
---------------------------------------------------------------------------    ----------------------------------------------
      (State or other jurisdiction of incorporation or organization)               (I.R.S. employer identification no.)

                 One Station Place, Stamford, Connecticut                                          06902
---------------------------------------------------------------------------    ----------------------------------------------
                 (Address of principal executive offices)                                       (Zip Code)

Issuer's telephone number, including area code (203) 353-5950
                                               --------------

Securities registered pursuant to Section 12(b) of the Exchange Act:  None
                                                                      ----

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

Yes  X     No ___
   ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.___

Issuer's revenues for its most recent fiscal year.     $3,696,133
                                                       ----------

The aggregate market value of the voting stock (based on the closing price of such stock on NASDAQ National Market System) held by non-affiliates of the issuer as of September 25, 2000 was approximately $159,569,000. All officers and directors of the issuer have been deemed, solely for the purpose of the foregoing calculation, to be "affiliates" of the issuer.

There were 5,814,841 shares of Common Stock outstanding at September 25, 2000.

                                TABLE OF CONTENTS

                                     PART I

Item                                                                Page
----                                                                ----

1.  Description of Business                                           3
2.  Description of Property                                           8
3.  Legal Proceedings                                                 8
4.  Submission of Matters to a Vote of Security Holders               8


                                     PART II

5.  Market for Common Equity and Related Stockholder Matters          9
6.  Management's Discussion and Analysis of Financial Condition
     and Results of Operations                                       14
7.  Financial Statements                                             19
8.  Changes in and Disagreements with Accountants on Accounting
     and Financial Disclosure                                        40


                                    PART III

9.  Directors, Executive officers, Promoters and Control Persons:
     Compliance with Section 16(a) of the Exchange Act               40
10. Executive Compensation                                           40
11. Security Ownership of Certain Beneficial Owners and Management   40
12. Certain Relationships and Related Transactions                   40
13. Exhibits and Reports on Form 8-K                                 41

                                     PART I

ITEM 1.    DESCRIPTION OF BUSINESS
-------

THE COMPANY

SmartServ Online is a business-to-business Web and wireless application services provider specializing in building and hosting content-rich and transaction-intensive applications for both mobile wireless and fixed wireline users. We deliver Internet-based content and securities trade order routing solutions, as well as "Web-to-Wireless" or "W2W" applications designed to facilitate mobile commerce, or "m-commerce". We have developed online financial, transactional and media applications using a unique "device-independent" delivery solution and have designed applications that enable the receipt of information and the execution of transactions on wireless handsets, computers and personal digital assistants.

INDUSTRY OVERVIEW

     GROWTH OF WIRELESS TELECOMMUNICATIONS
     The wireless industry remains one of the fastest growing sectors within the telecommunication services industry. In its May 2000 Industry Report:
     Communications Software and Services, Donaldson Lufkin & Jenrette ("DLJ") estimates that there are currently 400 million world wide cellular subscribers, a number that is expected to reach 1 billion by 2002. This represents a compound annual growth rate ("CAGR") of 63.2%. As described by DLJ, the World Telecommunications Development Report, published by the International Telecommunications Union, estimates that global wireless revenues will increase to $400 million by 2003, or 40% of the telecommunications market, from $185 billion in 1999, or 20% of the total telecommunications services market. Wireless telecommunications will continue to grow rapidly due to the availability of new m-commerce and lifestyle services, the attractively priced service plans made available by wireless carriers and the proliferation of affordable wireless devices.

     GROWTH OF WIRELESS DATA APPLICATIONS AND COMMUNICATIONS
     The wireless data services market is one of the fastest growing segments within the wireless telecommunications market. We believe an increasing number of people will carry wireless devices for both voice and data communications rather than for voice communications alone. As described by DLJ, ARC Group estimates that the number of global wireless data users will increase from 31 million in 1999 to approximately 1.3 billion in 2005, representing an 85% CAGR. Also, as described by DLJ, International Data Corporation ("IDC") expects the number of global wireless Internet users to surge from 196 million in 1999 to 503 million in 2003. To date, the adoption of mobile data services has been slow due to the limited bandwidth of first generation wireless networks, but is expected to expand rapidly as a result of the introduction of enhanced wireless networks capable of high-speed data transmission. With the anticipated deployment of 3G networks there will be increased opportunities for widespread adoption of wireless data and transaction services.

     WIRELESS COMMUNICATIONS AND THE INTERNET

     The market for wireless services is growing rapidly alongside the market for Internet access, and we believe that these markets will continue to converge. The majority of wireless data penetration will result from the distribution of handsets and other PCS devices equipped with wireless modems and Web browsers for accessing the Internet. The market for wireless data applications will be driven by the increased reliance on the Internet, intranets and extranets, as well as the emergence of a mobile workforce. IDC forecasts that in the United States alone, there will be more than 40 million wireless business subscribers by 2003. Additionally, IDC forecasts that by 2003, total U.S. wireless data subscribers will exceed $115 million. We believe that workers and consumers have become dependent on the information and applications available on their personal computers and will demand access to similar information when away from their home or office.

     SERVICES
     Recognizing the trend toward mobility, we have developed an infrastructure that integrates and delivers our Internet-based information and that effectuates m-commerce transactions via wireless networks and devices. By developing fully integrated solutions, we offer traditional and new-economy companies the ability to leverage the Internet and provide m-commerce capabilities for both wireline and emerging wireless networks. SmartServ's solutions offer enterprises a platform that enables anytime, anywhere, any-device access to Web content, industrial-strength transaction routing systems and a suite of applications for financial and commerce transactions
     - all in a secure and reliable hosted environment. Our development efforts allow our Customers to gain W2W capabilities with significantly lower costs for development and maintenance than if developed internally. We maintain the systems while making sure the technology available to our Customers remains state-of-the-art.

     We have invested in the development of a transaction engine and an application software and communications architecture to provide a highly scalable and reliable carrier-grade e-commerce solution. We believe our application software and communications architecture that formats the information in a manner that is most appropriate for the device on which it will be displayed will be attractive in the marketplace. Product development efforts are focused on providing new solutions for user-level personalization and profiling, integrated payment capabilities and other enhancements to our current information and transaction services.
     Additionally, we are developing new format modifications for emerging devices, content and feature improvements and customizations based on market requirements. We intend to continue to invest in this area and believe our transaction engine, application software and communications architecture represent an important competitive advantage.

     MARKETING STRATEGY

     SmartServ was an early entrant in the dynamic market of distribution of financial information and transaction services via wireless telephones and personal digital assistants. We have worked to develop strategic marketing relationships with wireless equipment manufacturers, carriers, other value-added service providers and potential corporate partners. We continuously seek to increase product performance and widen our distribution by building and maintaining this network of Strategic Marketing Partners. Recently, we entered into a Business Alliance Agreement with Hewlett-Packard Company, whereby the companies agreed to jointly market their products and services and to work on the build-out of SmartServ's global infrastructure. We expect Hewlett-Packard to introduce SmartServ's wireless m-commerce solutions to their interested enterprise customers. Our strategy of forming alliances with Strategic Marketing Partners enables us to maximize our market reach at minimal operating costs, improve product and service performance and grow distribution channels to end-users.

     By combining our application development and platform with the core competencies of our Strategic Marketing Partners we are offering a packaged turnkey solution for extending content and transactions to the wireless environment. Our data and communication architecture adds user functionality and utility to both wired and wireless technology while our application development and strategic alliances provide us with a competitive advantage for providing complete end-to-end solutions.

     We expect that our sources of revenue will include the sale of our solutions to our financial services, telecommunications and enterprise Customers, as well as the recurring content delivery and transaction fees resulting from distribution of our services to their end-users. We expect that our Customers will private label our information and transaction services and promote them to their end-users. Our m-commerce platform will enable our Customers to provide m-commerce solutions via both the Internet and wireless networks.

     Our goal is to be a leading provider of software applications and hosting services that facilitate W2W transactions; to this end we will concentrate our efforts in the following areas:

     EXPANSION OF CUSTOMER BASE
     The expansion of our Customer base is focused primarily on:

     o    FINANCIAL SERVICES SOLUTIONS
          SmartServ seeks to expand its Customer base among financial services enterprises both institutional and retail, by leveraging its Transaction Routing Engine and W2W Middleware with a suite of applications designed to meet the rigorous demands of the financial community. SmartServ's ability to provide these transaction management systems via the Internet makes us well-suited to provide these services in a m-commerce environment. Our experience in providing these systems better qualifies us to understand the unique needs of our Customers, whether they are broker/dealers, banks or custodial clearinghouses. Customers have the ability to choose an entire suite of transaction and information services or select only those services that are relevant to their particular business needs.

     o    TELECOMMUNICATIONS SOLUTIONS
          We provide a suite of solutions to help the wireless carriers, handset manufactures and Internet service providers rapidly expand the delivery of products and services to their customers. Our platform supports an array of features and transaction-enabling applications designed to drive service usage and network revenues. These features and applications include: authentication, security, customer administration and management, mobile brokerage, multi-language support, currency converter and mobile lottery.

     o    ENTERPRISE SOLUTIONS
          We have designed our enterprise commerce solution based upon our belief that the timely and accurate delivery of information drives transactions. Alerts notify the consumer of expiring inventories, price changes or specials in order to prompt transactions. SmartServ's Transaction Routing Engine and Middleware provide the ideal platform for a host of commerce applications.

     GEOGRAPHIC EXPANSION
     We have established a sales and marketing presence in Zurich, Switzerland in an effort to expand our services into Europe. The extensive and growing European reliance on wireless services makes it a prime candidate for SmartServ's information and e-commerce capabilities. Additionally, we believe that new products and services developed for the European market will also be introduced into the US market.

     APPLICATION DEVELOPMENT AND PLATFORM STABILITY
     We plan to continue to expand the development of our core technologies to include voice recognition, localized financial and lifestyle information, and payment features while continuing to provide a personalized and esthetically appealing user interface. We will work to ensure that our platform is stable and scalable and its information reporting capabilities meet the demands of our Customers.

     EXPANSION OF HOSTING CAPABILITIES
     The complexity surrounding the provision of wireless services with regard to such things as security, redundancy, scalability and reliability provides us with the opportunity to assume the role of a Wireless Application Services Provider, or "WASP". As a WASP, we can facilitate the rapid implementation and deployment of a Customer's wireless business plan. We will offer carrier-grade operation centers and secure communication lines worldwide.

COMPETITION

The market for Web-based information and transactional services is highly competitive and subject to rapid innovation and technological change, shifting consumer preferences and frequent new service introductions. While our application software and communications architecture makes the services "device independent", we face competition from numerous services delivered through personal computers. Although in its infancy, the wireless arena too has its competitors, such as DataLink Systems Corporation, I3 Mobile, Inc., Aether Systems, Inc., Tantau Software, Inc., 724 Solutions, Inc. and w-Trade Technologies, Inc. We expect competition to increase from existing competitors and from new competitors, possibly including telecommunications companies. Most of our competitors and potential competitors have substantially greater financial, marketing and technical resources than we have. We believe that potential new competitors, including large multimedia and information system companies, are increasing their focus on transaction processing. Increased competition in the market for our services could limit our ability to expand and materially and adversely affect our results of operations.

The information content provided through our application software and communication architecture is generally purchased through non-exclusive distribution agreements. While we are not dependent on any one content provider, existing and potential competitors may enter into agreements with these and other such providers and thereby acquire the ability to deliver online information and transactional services substantially similar to those provided by us.

The  principal  competitive  factors in both the online and wireless  industries include content, product features and quality, ease of use, access to distribution channels, brand recognition, reliability and price. Our strategy of establishing alliances with Strategic Marketing Partners and our ability to provide what we believe to be unique software applications and communications architecture should enable us to compete effectively.

SOFTWARE
We have developed an application software and communications architecture that we believe provides a highly scalable carrier-grade m-commerce solution, offers easy to use and visually appealing services, and maximizes the capabilities of various devices. Our user-friendly front-end application software provides instant access to information and flexibility to the varying needs of multiple users. Subscribers are empowered to create their own groupings of information they routinely request and are able to navigate directly to the information they seek with the software's easy to read menu systems and search capabilities. Our transaction engine has been designed to facilitate various forms of m-commerce and our application software employs common user interface techniques, such as icons, pull-down menus, spreadsheet formats, tree structures and the use of "key" words, to make our products intuitive to our users. Our software employs a unique, object-oriented architecture that intelligently identifies a wide range of wireless and wired devices and dynamically formats the information to device-specific attributes.

During the fiscal years ended June 30, 2000, 1999 and 1998, we incurred costs of $383,042, $193,188 and $923,082, respectively, for project development activities. Additionally, during the fiscal year ended June 30, 2000 and 1999, we capitalized software development costs amounting to $1,122,000 and $765,000, respectively. No such costs were capitalized in the year ended June 30, 1998.

PROPRIETARY RIGHTS
We have designed and developed our own "device independent" information and transaction platform, "SmartServ", based on Sun Microsystems, Inc. computers and Oracle Corp.'s version 8i relational database manager, to support a wide array of wireless browsers and operating systems. The platform seamlessly integrates real-time data and transaction capabilities, such as stock trade order routing and m-commerce services, into a user-friendly services interface. We rely upon a combination of contract provisions, trade secret laws, patent, trademark and copyright laws to attempt to protect our proprietary rights. We license the use of our services under agreements that contain terms and conditions prohibiting the unauthorized reproduction of our software and services. Although we intend to protect our rights vigorously, there can be no assurance that any of the foregoing measures will be successful.

We granted Data Transmission Network Corporation an exclusive perpetual worldwide license to our Internet-based (1) real-time stock quote product, (2) online trading vehicle for customers of small and medium sized brokerage companies, (3) administrative reporting package for brokers of small and medium sized brokerage companies and (4) order entry/routing system. Under the license agreement, we are required to maintain certain systems' performance standards and to satisfy other general business requirements. Our inability to maintain compliance with the license agreement could result in default. In addition, a change of control of SmartServ is an event of default under the license agreement. A change of control includes a change in the majority of the members on our board of directors. Under a letter agreement with Zanett Capital, Inc., Zanett Capital may elect a majority of the board under certain circumstances, including the failure of our common stock to be listed on Nasdaq.

If we default under the license agreement, Data Transmission Network may at its sole cost elect to provide its own maintenance to both the system software and related hardware. Under these circumstances, Data Transmission Network will have the right to own the system software, including the source codes, and related hardware, and Data Transmission Network will have no further obligation to pay us licensing fees which we currently rely on for a significant part of our revenues.

We are currently negotiating with Data Transmission Network to amend the Licensing Agreement. Under such amendment, we expect that, in consideration for a copy of the application source code, Data Transmission Network will return both the domestic and international marketing rights of the software applications to SmartServ and will cancel all of the aforementioned default provisions.

We believe that our software, services, trademark, service mark and other proprietary rights do not infringe on the proprietary rights of third parties. However, there can be no assurance that third parties will not assert infringement claims against us with respect to current features, content or services or that any such assertion may not require us to enter into royalty arrangements or result in litigation.

GOVERNMENT REGULATION
We are not currently subject to direct regulation other than federal and state regulation generally applicable to businesses. However, changes in the regulatory environment relating to the telecommunications and media industry could have an effect on our business, including regulatory changes which directly or indirectly affect telecommunication costs or increase the likelihood or scope of competition from regional telephone companies. Additionally, legislative proposals from international, federal and state governmental bodies in the areas of content regulation, intellectual property and privacy rights, as well as federal and state tax issues could impose additional regulations and obligations upon all online service providers. We cannot predict the likelihood that any such legislation will pass, or the financial impact, if any, the resulting regulation or taxation may have.

Moreover, the relevance to application service providers of existing laws governing issues such as intellectual property ownership, libel and personal privacy is uncertain. The use of the Internet for illegal activities and the dissemination of pornography have increased public focus and could lead to increased pressure on legislatures to impose regulations on application service providers such as ourselves. The law relating to the liability of online service companies for information carried on or disseminated through their systems is currently unsettled. If an action were to be initiated against us, the costs incurred as a result of such action could have a material adverse effect on our business.

EMPLOYEES
The  Company  employs  forty-four  people,   forty-two  of  whom  are  full-time
employees. We anticipate that staffing requirements associated with the implementation of our plan of operation will result in the addition of a minimum of twenty-five people during the period ending June 2001. Such personnel will be added to assist with the programming requirements of our Customers' product offerings, for customer support, and sales and marketing. None of our employees are covered by a collective bargaining agreement, and we believe that our relationship with our employees is satisfactory.

ITEM 2.    DESCRIPTION OF PROPERTY
-------

The Company occupies approximately 10,300 square feet in a leased facility located in Stamford, Connecticut. The lease expires in October 2010.

ITEM 3.    LEGAL PROCEEDINGS
-------

On or about June 4, 1999, Michael Fishman, our former Vice President of Sales, commenced an action against us, Sebastian E. Cassetta (our Chairman of the Board and Chief Executive Officer), Steven Francesco, (our former President) and four others in the Connecticut Superior Court for the Judicial District of Stamford/Norwalk at Stamford alleging breach of contract, breach of duty of good faith and fair dealing, fraudulent misrepresentation, negligent misrepresentation, intentional misrepresentation and failure to pay wages. The defendants have answered the complaint and filed counterclaims for fraudulent inducement and breach of contract. Plaintiff has responded to the counterclaim, and discovery is proceeding. Although we are vigorously defending this action, there can be no assurance that we will be successful.

On or about February 29, 2000, Commonwealth Associates, L.P. filed a complaint against us in the Supreme Court of the State of New York, County of New York. The complaint alleges that on or about August 19, 1999, Commonwealth and SmartServ entered into an engagement letter pursuant to which Commonwealth was to provide financial advisory and investment banking services to SmartServ in connection with a possible combination between SmartServ and Data Link Systems Corporation. The engagement letter provided for a nonrefundable fee of $15,000 payable in cash or common stock at SmartServ's option. The complaint alleges that SmartServ elected to pay the fee in stock and seeks 13,333 shares of common stock or at least $1,770,000 together with interest and costs. In our answer to the complaint, we have denied the material allegations of the complaint, including the allegation that we elected to pay in stock. Discovery has commenced. Although we are vigorously defending this action, there can be no assurance that we will be successful.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------

None.

                                     PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-------

On May 16, 2000, SmartServ's $.01 par value common stock commenced trading on the Nasdaq National Market as SSOL. On this date, our Redeemable Common Stock Purchase Warrants, or public warrants, also commenced trading on the Nasdaq National Market as SSOLW.

SmartServ's securities traded on the OTC Bulletin Board from May 21, 1998 to May 15, 2000.

On October 15, 1998, our stockholders approved a one-for-six reverse stock split which became effective on October 26, 1998.

The following table sets forth the high and low prices for the common stock and public warrants during the periods indicated as reported by the Nasdaq National Market and the OTC Bulletin Board, as applicable. Such amounts (and all other share and price information contained in this document) have been adjusted to reflect the reverse stock split.

                                                    COMMON STOCK                        WARRANTS
                                                    ------------                        --------
                                                HIGH             LOW               HIGH            LOW
                                                ----             ---               ----            ---

Year Ended June 30, 2000
------------------------
First Quarter                                $   1.531         $  .719           $  .156         $   .063
Second Quarter                                  24.625            .719             6.500             .070
Third Quarter                                  186.000          17.625            64.000            5.000
Fourth Quarter                                 129.000          25.000            47.031           10.500

Year Ended June 30, 1999
------------------------
First Quarter                                $   4.313         $ 1.875           $ 2.250         $   .375
Second Quarter                                   4.125           1.031              .531             .063
Third Quarter                                    4.875           1.500              .625             .063
Fourth Quarter                                   2.500           1.500              .250             .100


As of September 25, 2000, we had 5,814,841 shares of common stock outstanding held by 100 record holders. We estimate that our common stock is held by approximately 2,000 beneficial holders. As of such date, we had 1,725,000 public warrants outstanding held by 16 record holders.

We have never paid a cash dividend on our common stock. It is our present policy to retain earnings, if any, to finance the development and growth of our business. Accordingly, we do not anticipate that cash dividends will be paid until our earnings and financial condition justify such dividends, and there can be no assurance that we can achieve such earnings.

RECENT SALES OF UNREGISTERED SECURITIES

In May 1997, we issued a $550,000 promissory note and warrants to purchase 51,875 shares of common stock to Zanett Lombardier, Ltd. for $550,000. In each of July and September 1997, we issued an additional $111,111 promissory note and warrants to purchase an additional 10,478 shares of common stock to Zanett Lombardier for $111,111. The warrants are subject to antidilution provisions and have exercise prices of $4.34 and $5.30 per share. Zanett Securities Corporation received fees of $78,576 for its services in connection with such transactions. Additionally, Zanett Securities Corporation received warrants to purchase 18,206 shares of Common Stock. Such warrants are subject to antidilution provisions and have exercise prices of $4.34 and $5.30. The promissory notes and warrants were issued in reliance upon the exemption from registration provided by Section 4 (2) of the Securities Act.

In September 1997, we issued warrants to purchase 50,083 shares of Common Stock to Zanett Lombardier as a default penalty under notes issued to Zanett Lombardier. The warrants have an exercise price of 50% of the closing price of the Company's Common Stock on the exercise date. In November 1999, Zanett Lombardier exercised on a cashless basis all of such warrants in exchange for 25,042 shares of common stock. No sales commissions were paid in connection with such transactions. The warrants and shares were issued in reliance upon the exemption from registration provided by Section 4 (2) of the Securities Act.

In September 1997, we issued 4,000 prepaid common stock purchase warrants ("Prepaid Warrants") to 12 investors for $4,000,000. Included in such amount was $772,222 of the promissory notes issued to Zanett Lombardier Ltd. and $63,837 of accrued interest thereon which were cancelled in connection with this transaction. The Prepaid Warrants are convertible into a number of shares of our common stock that is equal to $1,000 divided by the applicable exercise price. The exercise price is 70% of the average closing bid price of the common stock for the 10 trading days ending on the day prior to exercise of such warrants, reduced by 1% for each 60 day period the Prepaid Warrants remain unexercised, but in no event above $8.40 per share. Pursuant to an amendment of the terms of the Prepaid Warrants because of the Company's default thereunder, the exercise price of the remaining $612,000 of Prepaid Warrants shall not exceed $1.40 per share. Zanett Securities Corporation received a commission of $400,000, an unaccountable expense allowance of $120,000, and warrants to purchase 155,627 shares, subject to antidilution provisions, of common stock at $4.34 per share in connection with such transaction. The Prepaid Warrants and the warrants issued to Zanett Securities Corporation were issued in reliance upon the exemption from registration provided by Section 4 (2) of the Securities Act.

In September 1997, we issued warrants to purchase 130,035 shares of common stock to Bruno Guazzoni and, subject to stockholder approval, agreed to issue to him warrants to purchase an additional 792,201 shares of common stock. These additional warrants were approved by the stockholders and issued in April 1998. The warrants are subject to antidilution provisions and have an exercise price of $4.34 per share. No sales commissions were paid in connection with such transaction. The warrants were issued in reliance upon the exemption from registration provided by Section 4 (2) of the Securities Act.

Between January 1998 and June 30, 2000, an aggregate of 3,063 Prepaid Warrants were converted into an aggregate of 1,209,740 shares of our common stock. No sales commissions were paid in connection with such conversions. The shares were issued in reliance upon the exemption from registration provided by Section 3
(a) (9) of the Securities Act.

In January 1998, we issued warrants to purchase 16,666 shares of common stock to Ehrenkrantz King and Nussbaum, Inc. in connection with an investment advisory contract. The warrants had an exercise price of $3.75. No sales commissions were paid in connection with such transactions. The warrants were issued in reliance upon the exemption from registration provided by Section 4 (2) of the Securities Act. In December 1999, we issued 16,666 shares of common stock upon exercise of the warrants. Proceeds from the exercise of the warrants were $62,497.

In March 1998, we issued warrants to purchase 20,833 shares of common stock to Steve Rosner, a financial advisor to the Company, at exercise prices of $15.75 to $19.50. In January 1999, we agreed to cancel these warrants and to grant Mr. Rosner warrants to purchase 40,833 shares of common stock at $.60 per share for his efforts in arranging our relationship with Spencer Trask Securities, Inc. These warrants expire on March 4, 2003 and January 19, 2004 and were issued in reliance upon the exemption from registration provided by Section 4 (2) of the Securities Act. In March 2000, we issued 40,833 shares of common stock upon exercise of the warrants. Proceeds from the exercise of the warrants were $24,500.

In August 1998, we issued 32,953 shares of common stock to Zanett Lombardier Ltd. and 17,047 shares of common stock to Bruno Guazzoni in consideration for their agreeing to certain restrictions on the exercise of the Prepaid Warrants and the resale of the shares of common stock issuable on exercise thereof. No sales commissions were paid in connection with such transaction. The shares were issued in reliance upon the exemption from registration provided by Section 4
(2) of the Securities Act.

In September 1998, we issued warrants to purchase 3,000 shares of common stock to Data Transmission Network Corporation for prepayment of certain guaranteed payments in accordance with the Software License and Service Agreement between the parties dated April 23, 1998. Such warrants were exercisable at $3.00 per share of Common Stock. These warrants were issued in reliance upon the exemption from registration provided by Section 4 (2) of the Securities Act. No sales commissions were paid in connection with such transaction. In June 2000, we issued 3,000 shares of common stock upon exercise of the warrants. Proceeds from the exercise of the warrants were $9,000.

In November 1998, we issued 125,000 shares of Common Stock and warrants to purchase 16,667 shares of Common Stock, exercisable at $5.00 per share until November 11, 2001, to Steven Francesco, a former SmartServ officer, as partial consideration for the settlement of his claims against us and certain of our officers and directors. The shares and warrants were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act. No sales commissions were paid in connection with such transaction. In February 2000 we issued 16,667 shares of common stock upon exercise of the warrants. Proceeds from the exercise of the warrants were $83,335.

In November and December 1998, we issued convertible promissory notes in the amount of $500,000 and warrants to purchase 833,333 shares of common stock to investors for $500,000. Such warrants were exercisable at $.60 per share. Spencer Trask Securities, Inc., the placement agent, received a commission of $50,000 and an unaccountable expense allowance of $15,000 in connection with such transaction. Additionally, we issued warrants to purchase 166,667 shares of common stock to Spencer Trask exercisable at $.72 per share. These promissory notes and warrants were issued in reliance upon the exemption from registration provided by Section 4 (2) of the Securities Act. During the year ended June 30, 2000, we issued 998,509 shares of common stock upon exercise of these warrants. Proceeds from the exercise of these warrants were $560,000.

In January 1999, we issued 10,000 shares of common stock to Arnhold & S. Bleichroeder, Inc., an investor in our Prepaid Warrants, in consideration of an agreement to waive certain events of default under such Prepaid Warrants. No sales commissions were paid in connection with such transaction. These shares were issued in reliance upon the exemption from registration provided by Section 4 (2) of the Securities Act.

In January 1999, we issued a convertible promissory note in the amount of $50,000 and warrants to purchase 83,333 shares of common stock to Bruno Guazzoni, an investor in our Prepaid Warrants for $50,000. Such warrants are exercisable at $.60 per share and expire on November 19, 2003. Spencer Trask, the placement agent, received a commission of $5,000, an unaccountable expense allowance of $1,500 and warrants to purchase 16,667 shares of common stock at $.72 per share in connection with this transaction. The promissory note and the warrants were issued in reliance upon the exemption from registration provided by Section 4 (2) of the Securities Act. In May 2000, we issued 16,667 shares of common stock to Spencer Trask upon exercise of the warrants. Proceeds from the exercise of the warrants were $12,000.

In July 1999, we issued 180,000 shares of common stock to Arnhold & S. Bleichroeder, Inc. to settle our obligation to Arnhold & S. Bleichroeder, Inc. pursuant to the default provisions of the Prepaid Warrants. No sales commissions were paid in connection with such transaction. These shares were issued in reliance upon the exemption from registration provided by Section 4 (2) of the Securities Act.

In October 1999, we entered into a consulting agreement with Steven Rosner, a financial advisor to SmartServ. As consideration for such services, we granted Mr. Rosner warrants to purchase 100,000 shares of common stock at an exercise price of $2.625 per share and warrants to purchase 100,000 shares of common stock at $3.65 per share. In consideration of $125,000 and the issuance of warrants to purchase 8,000 shares of common stock at $18.375 per share, we extended this agreement for the two-year period commencing October 24, 2000. The warrants expire on July 2, 2003 and October 24, 2004. In July 2000, we issued 200,000 shares of common stock to Mr. Rosner upon exercise of warrants to purchase such shares. Proceeds from the exercise of the warrants were $625,000. No sales commissions were paid in connection with such transactions. The warrants and the shares were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act.

In November 1999, we issued to Michael Kramer, a warrant to purchase 16,000 shares of common stock at an exercise price of $17.75 per share. This warrant was issued as partial consideration for technical systems consulting services to be provided to SmartServ and expires on November 18, 2002. No sales commissions were paid in connection with such transaction. This warrant was issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act.

In December 1999, our Board of Directors approved the payment to Sebastian E. Cassetta and Mario F. Rossi in stock of the bonus payable to them for 1999 under their employment agreements. Pursuant thereto, in March 2000 we issued 148,000 shares of common stock to Mr. Cassetta and 54,000 shares to Mr. Rossi. No sales commissions were paid in connection with such transactions. These shares were issued in reliance upon the exemption from registration provided by Section 4
(2) of the Securities Act.

In December 1999, we issued a warrant to purchase an aggregate of 10,000 shares of common stock at an exercise price of $2.50 per share to the Andrew Seybold Group LLC. This warrant was issued as partial consideration for marketing consulting services provided to SmartServ and expires on December 31, 2002. No sales commissions were paid in connection with such transaction. These warrants were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act.

In December 1999, we issued to Brauning Associates warrants to purchase an aggregate of 50,000 shares of common stock at an exercise price of $3.00 per share. Thereafter, these warrants were transferred by Brauning Associates to Michael Silva and Todd Peterson, principals of Brauning Associates. These warrants were issued as partial consideration for marketing consulting services provided to SmartServ and expire on December 31, 2002. No sales commissions were paid in connection with such transaction. These warrants were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act.

In January 2000, we issued 618,239 shares of common stock to Sebastian Cassetta in connection with a restricted stock purchase agreement between SmartServ and Mr. Cassetta. SmartServ received cash in the amount of $6,182 and a note in the amount of $457,497. The note bears interest at 6.75% and is secured by the common stock. No sales commissions were paid in connection with such transaction. The shares were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act.

In January 2000, we issued 206,080 shares of common stock to Mario Rossi in connection with a restricted stock purchase agreement between SmartServ and Mr. Rossi. SmartServ received cash in the amount of $2,061 and a note in the amount of $152,499. The note bears interest at 6.75% and is secured by the common stock. No sales commissions were paid in connection with such transaction. The shares were issued in reliance upon the exemption from registration provided by
Section 4(2) of the Securities Act.

In January 2000, we issued 233,000 shares of common stock to 24 accredited investors. America First Associates Corp., the placement agent, received a commission of 8% of the aggregate purchase price of the shares purchased in the offering, an unaccountable expense allowance of $25,000 in connection with such transaction and warrants to purchase 18,640 shares of our common stock at an exercise price of $15 per share. Proceeds from the issuance of these shares were $3,495,000. These shares and warrants were issued in reliance upon the exemption from registration provided by Section 4 (2) of the Securities Act.

In January 2000, we issued 100,000 shares of common stock to 14 additional accredited investors. No sales commissions were paid in connection with such transaction. These shares were issued in reliance upon the exemption from registration provided by Section 4 (2) of the Securities Act. Proceeds from the issuance of these shares were $1,500,000.

In January 2000, we issued to Data Transmission Network Corporation a warrant for the purchase of 300,000 shares of our common stock at $8.60 per share in exchange for $324,000. The warrant will expire on November 17, 2000. No sales commissions were paid in connection with such transaction. In June 2000, we issued 200,000 shares of common stock upon partial exercise of the warrant. Proceeds from the exercise of the warrant were $1,720,000. The warrant and the shares were issued in reliance upon the exemption from registration provided by
Section 4 (2) of the Securities Act.

In May 2000, we issued to Lindquist Global Advisors, LLC, a warrant to purchase 50,000 shares of common stock at an exercise price of $49.50 per share. This warrant was issued as partial consideration for financial consulting services to be provided to SmartServ and expires on April 30, 2003. No sales commissions were paid in connection with such transaction. This warrant was issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act.

In May and June 2000, we issued an aggregate of 95,000 shares of our common stock to Wireless Acquisition Partners, LLC, at prices ranging from $12 to $24 per share upon the cashless exercise of warrants to purchase such shares. The shares were issued in reliance upon the exemption from registration provided by
Section 4(2) of the Securities Act.

In May 2000, we completed an offering of 353,535 shares of our common stock to 3 accredited investors. Gross proceeds from this transaction amounted to $17,500,000. Chase Securities, Inc., the placement agent, received a commission of $700,000 and reimbursement of direct expenses of $17,700 in connection with this transaction. The sale of these shares was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof.

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------     RESULTS OF OPERATIONS

SmartServ is a business-to-business Web and wireless application services provider specializing in building and hosting content-rich and transaction-intensive applications for both mobile wireless and fixed wireline users. We deliver Internet-based content and trade order routing solutions, as well as "Web-to-Wireless" applications designed to facilitate e-commerce. We have developed online financial, transactional and media applications using a unique "device-independent" delivery solution and have designed applications that enable the receipt of information and the execution of transactions on wireless handsets, computers and personal digital assistants.

SmartServ's plan of operation includes programs for the sale of its information and transactional application services through Strategic Marketing Partners utilizing a "business-to-business" strategy. Such a strategy provides access to a large number of potential subscribers and allows SmartServ to maximize its market reach at minimal operating costs. The flexibility of SmartServ's application software and communications architecture enables the customization of each information package offered to each Strategic Marketing Partner, and in turn to their end users.

As an early entrant in the dynamic market for the distribution of financial information and transaction services via wireless telephones and personal digital assistants, or PDAs, SmartServ is developing strategic marketing relationships with wireless equipment manufacturers, carriers and other value-added service providers and potential corporate partners. SmartServ continuously seeks to increase product performance and widen its distribution by building and maintaining this network of Strategic Marketing Partners. Combining SmartServ's application development and data platform with the core competencies of its Strategic Marketing Partners, SmartServ is offering a packaged turnkey solution for extending content and transactions to the wireless environment. Management believes the wireless area has tremendous potential for distribution of SmartServ's information products and as a source of revenues from "fee based" transactions such as routing stock order entries; however, we have yet to derive any revenues from such efforts.

Management believes that most of SmartServ's revenues will continue to be derived from consumers who purchase its services through Strategic Marketing Partners. SmartServ anticipates that Strategic Marketing Partners will brand its information and transaction services with their own private label and promote and distribute SmartServ's packaged offering to their clients. SmartServ has the ability to customize the information package to be offered to each Strategic Marketing Partner, by device.

Management anticipates that staffing requirements associated with the implementation of its plan of operation will result in the addition of a minimum of twenty-five people during the period ending June 30, 2001. Such personnel will be added to assist primarily with the programming requirements of Strategic Marketing Partners' product offerings, for customer support and sales and marketing.

RESULTS OF OPERATIONS

FISCAL YEAR ENDED JUNE 30, 2000 VERSUS FISCAL YEAR ENDED JUNE 30, 1999

During the years ended June 30, 2000 and 1999 we recorded revenues of $3,696,133 and $1,443,781, respectively. Substantially all of such revenues were earned through our licensing agreement with Data Transmission Network Corporation. During the years ended June 30, 2000 and 1999, we recognized $1,656,600 and $1,112,100, respectively, from the amortization of deferred revenues associated with this agreement.

During the year ended June 30, 2000, we incurred costs of services of $954,048. Such costs consisted primarily of information and communication costs ($182,000), personnel costs ($260,900), computer hardware leases and maintenance ($356,000) and systems consultants ($104,400). During the year ended June 30, 1999, we incurred costs of services of $992,741. Such costs consisted primarily of information and communication costs ($267,600), personnel costs ($288,400), computer hardware leases and maintenance ($339,400), and systems consultants ($97,300). Product development costs were $383,042 versus $193,188 for the year ended June 30, 1999. During the years ended June 30, 2000 and 1999, we capitalized $1,122,000 and $765,000, respectively, of development costs in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed ("Statement 86"). Product development costs consisted primarily of the amortization of capitalized software development costs.

During the year ended June 30, 2000, we incurred selling, general and administrative expenses of $3,998,405 versus. $2,695,999 for the year ended June 30, 1999. During the year ended June 30, 2000 such costs were incurred primarily for personnel costs ($1,899,200), facilities ($267,800), marketing and advertising costs ($668,800), professional fees ($952,100), and telecommunications costs ($87,700). Personnel costs increased by $767,800 primarily from our efforts to built our marketing and sales infrastructure while marketing and advertising costs increased $405,700 as a result of our efforts to increase marketplace awareness of our company and its product line. During the year ended June 30, 1999, such costs were incurred primarily for personnel costs ($1,131,400), facilities ($240,500), marketing and advertising costs ($263,100), professional fees ($856,000) and telecommunications costs ($69,500).

During the year ended June 30, 2000, noncash charges for stock-based compensation amounted to $30,271,024 compared to $1,312,324 during the year ended June 30, 1999. Such noncash charges in 2000 were primarily related to personnel costs ($28,991,100) resulting from the valuation of stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). Certain options are subject to the variable plan requirements of APB No. 25, as they were repriced, and therefore, compensation expense is recognized for changes in the fair value of our common stock. During 1999, such costs were approximately $18,000. Noncash charges for professional fees for the years ended June 30, 2000 and 1999 were $1,279,900 and $1,294,000, respectively, resulting from the issuance of warrants to purchase common stock to various financial, marketing and technical consultants. The value of such common stock purchase warrants was recorded in accordance with the Black-Scholes pricing methodology.

Interest income for the year ended June 30, 2000 amounted to $241,402 versus $4,767 for the year ended June 30, 1999. Such amounts were earned primarily from our investments in highly liquid commercial paper. The increase in interest income resulted from the availability of funds from our January and May 2000 equity placements. Interest costs for the years ended June 30, 2000 and 1999 were $2,275 and $167,839, respectively. In 1999, such costs were incurred primarily in connection with the issuance of the 8% convertible notes. Debt origination and other financing costs were $(677,700) and $3,210,583 for the years ended June 30, 2000 and 1999, respectively. During the year ended June 30, 1999, we recorded a charge of approximately $986,000 for our obligation to holders of our Prepaid Warrants pursuant to the default provisions thereof. During the year ended June 30, 2000, we reversed $717,700 of such charge as a result of the conversion of certain Prepaid Warrants into our common stock and the relisting of our common stock on the Nasdaq National Market, thus curing the event of default. In 1999, $2,593,800 of such amount represents noncash charges for the issuance of common stock as settlement of certain default obligations and warrants to purchase common stock in connection with our 8% convertible notes.

Loss per share was $11.42 per share for year ended June 30, 2000 versus $6.44 per share for the year ended June 30, 1999. Our net loss increased $ 23,869,433 while our weighted average shares of common stock outstanding in 2000 increased by 1,607,328 shares.

FISCAL YEAR ENDED JUNE 30, 1999 VERSUS FISCAL YEAR ENDED JUNE 30, 1998

During the year ended June 30, 1999, we recorded revenues of $1,443,781. Substantially all of such revenues were earned through our licensing agreement with Data Transmission Network. During the year ended June 30, 1998, we earned revenues of $873,476. Of such amount, $210,000 was earned through the relationship with Data Transmission Network, while $454,000 was earned from sales of the SmartServ Pro stock quote services.

During the year ended June 30, 1999, we incurred costs of services of $992,741. Such costs consisted primarily of information and communication costs ($267,600), personnel costs ($288,400), computer hardware leases and maintenance ($339,400) and systems consultants ($97,300). During the year ended June 30, 1998, we incurred costs of revenues of $1,216,761. Such costs consisted primarily of information and communication costs ($551,700), personnel costs ($310,600), and computer hardware leases and maintenance ($339,300). Information and communication costs decreased in 1999 compared to 1998 as a result of the licensing agreement entered into between SmartServ and Data Transmission Network. Personnel costs decreased in 1999 compared to 1998 as a result of the migration of personnel resources into product development areas in 1999. Product development costs were $193,188 versus $923,082 for the year ended June 30, 1998. The decrease in the product development costs results from the capitalization of software development costs related to certain product enhancements in accordance with Statement 86. During the year ended June 30, 1999, we capitalized $765,000 of development costs in accordance with Statement
86. No such costs were capitalized during the year ended June 30, 1998. During the year ended June 30, 1999, product development costs consisted primarily of the amortization of capitalized software development costs. During the year ended June 30, 1998, product development costs consisted primarily of personnel costs ($541,400) and computer system consultants ($335,000).

During the year ended June 30, 1999, we incurred selling, general and administrative expenses of $2,695,999 versus $2,561,364 for the year ended June 30, 1998. During the year ended June 30, 1999, such costs were incurred primarily for personnel costs ($1,131,400), facilities ($240,500), marketing and advertising costs ($263,100), professional fees ($856,000), and telecommunications costs ($69,500). During the year ended June 30, 1998, such costs were incurred primarily for personnel costs ($1,349,000), facilities ($216,000), marketing and advertising costs ($240,400), professional fees ($390,800) and telecommunications costs ($73,100).

During the year ended June 30, 1999, noncash charges for stock-based compensation amounted to $1,312,324 compared to $660,576 during the year ended June 30, 1998. Such noncash charges resulted from the issuance of common stock purchase warrants to various financial and marketing consultants. The value of such common stock purchase warrants was recorded in accordance with the Black-Scholes pricing methodology.

Interest income for the year ended June 30, 1999 amounted to $4,767 versus $40,788 for the year ended June 30, 1998. Such amounts were earned primarily from our investments in highly liquid commercial paper. Interest and financing costs for the year ended June 30, 1999 were $3,378,422. Such costs were incurred primarily in connection with the issuance of the 8% convertible notes ($2,254,700) and our default pursuant to the Prepaid Warrants ($1,095,700). Of such amounts, $2,593,800 were noncash charges for the issuance of common stock or warrants to purchase common stock as settlement of such obligations. Interest and financing costs for the year ended June 30, 1998 were $592,490. These costs were incurred in connection with the origination of the May 1997 line of credit. Of such amount, $463,600 represents the noncash charges associated with the issuance of certain common stock purchase warrants.

Loss per share was $6.44 per share for year ended June 30, 1999 versus $7.65 per share for the year ended June 30, 1998. While the net loss increased $2,084,117, our weighted average shares of common stock outstanding in 1999 increased by 446,569 shares, thereby affecting the per share loss.

CAPITAL RESOURCES AND LIQUIDITY

In June 1999, SmartServ and Data Transmission Network Corporation entered into a License Agreement that amended their previous agreement. In consideration of the receipt of $5.175 million, we granted Data Transmission Network an exclusive perpetual worldwide license to our Internet-based (1) real-time stock quote product, (2) online trading vehicle for customers of small and medium sized brokerage companies, (3) administrative reporting package for brokers of small and medium sized brokerage companies and (4) order entry/routing system. Additionally, we received $324,000 in exchange for an agreement to issue warrants to purchase 300,000 shares of our common stock at an exercise price of $8.60 per share. We have agreed to continue to operate these products and provide maintenance and enhancement services in exchange for a percentage of the revenues earned by Data Transmission Network therefrom. The companies are currently negotiating a further amendment to the Licensing Agreement, under which, in consideration for a copy of the application source code, Data Transmission Network will return both the domestic and international marketing rights of the software applications to SmartServ. As part of our strategy for providing information and transaction capabilities with device independence, SmartServ will market these applications in both wireline and wireless platforms in conjunction with Strategic Marketing Partners worldwide. Under this proposed amendment it is anticipated that SmartServ will continue to provide maintenance and enhancement services through December 2000, and operational support through September 2001. SmartServ's monthly revenues will be based on a percentage of Data Transmission Network's revenues through September 2001, such revenues not to exceed $83,000 per month.

In November 1998, we completed a financing for $550,000. We sold five and one-half (5.5) units, each consisting of a secured convertible 8% note in the principal amount of $100,000 and warrants to purchase common stock. The notes and the warrants were initially convertible and exercisable, respectively, at $.60 per share of common stock. Such notes were repaid in June 1999.

In July 1999, we entered into an agreement with Arnhold & S. Bleichroeder, Inc. to settle our obligation to Arnhold & S. Bleichroeder pursuant to the default provisions of the Prepaid Warrants. In accordance with that agreement, we paid Arnhold & S. Bleichroeder, Inc. $325,000 to redeem the Prepaid Warrants and issued 180,000 shares of common stock in full settlement of all obligations.

In January 2000, we issued 306,667 shares of common stock to certain investors in the November 1998 interim financing upon the exercise of warrants to purchase such shares. Proceeds from the exercise of these warrants were $184,000.

In January 2000, America First Associates Corp., acting as placement agent for SmartServ, completed a private placement of 233,000 shares of common stock at $15.00 a share. The net proceeds of the placement of $3,215,400 were used for general working capital requirements. In addition we completed a private placement of an additional 100,000 shares of common stock at $15.00 a share. There was no placement agent for these shares. The net proceeds of the placement of $1,500,000 were used for general working capital requirements.

During the year ended June 30, 2000, we issued 1,548,842 shares of common stock to investors upon the exercise of warrants to purchase such shares. Proceeds from the exercise of these warrants were $3,466,200.

In May 2000, Chase Securities Inc., acting as placement agent for SmartServ, completed a private placement of 353,535 shares of common stock at $49.50 a share. The net proceeds of the placement of $16,750,000 were used for general working capital requirements.

In May 2000, we entered into a Business Alliance Agreement with Hewlett-Packard Company whereby the companies agreed to jointly market their products and services, and to work on the build-out of SmartServ's domestic and international infrastructure. In furtherance of these objectives Hewlett-Packard will provide us with up to $20,000,000 in secured financing for the acquisition of approved hardware, software and services, subject to SmartServ's continuing compliance with certain financial covenants. The debt is evidenced by a note bearing an interest rate of 11%, with a three year maturity and may be converted into our common stock at $33.56 per share.

At June 30, 2000, we have 1,725,000 public warrants (SSOLW) and 300,000 warrants with terms identical to the public warrants outstanding. These warrants are currently convertible into our common stock at the ratio of one warrant per
 .5174 share of common stock at an exercise price of $7.73 per share. These warrants are redeemable by SmartServ on not less than 30 days written notice at the redemption price of $.10 per warrant, provided the average closing bid quotation of the common stock as reported on the Nasdaq Stock Market has been at least 187.5% of the current exercise price of the warrants for a period of 20 consecutive trading days ending on the third day prior to the date on which we give notice of redemption. Proceeds from the exercise of the warrants by the holders thereof would provide us with approximately $8,000,000.

While we reported a loss from operations of $31,910,000, our net loss from operations exclusive of stock-based compensation costs was $1,639,000. Cash used in operations was $1,529,000, while cash used for investing activities was $1,541,000. Of the amount used for investing activities, $1,100,000 represents funds used in the development of our software applications.

We are currently involved in two lawsuits. Although we are vigorously defending these actions, there can be no assurance that we will be successful. The unfavorable outcome of either of these actions could have a material adverse effect on our financial condition and cash flows. See Note 10 to the financial statements for a more detailed discussion of these actions.

RECENT ACCOUNTING PRONOUNCEMENTS

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

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

Forward-looking statements in this document and those made from time-to-time by our employees are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements concerning future plans or results are necessarily only estimates and actual results could differ materially from expectations. Certain factors that could cause or contribute to such differences include, and are not limited to, potential fluctuations in quarterly results, the size and timing of awards and performance on contracts, dependence on large contracts and a limited number of customers, dependence on wireless and/or internet networks of third-parties for certain products and services, lengthy sales and implementation cycles, changes in management's estimates incident to accounting for contracts, availability and cost of key components, market acceptance of new or enhanced products and services, proprietary technology and changing technology, competitive conditions, system performance, management of growth, the risk that our current and future products and services may contain errors or be affected by technical problems that would be difficult and costly to detect and correct, dependence on key personnel and general economic and political conditions and other factors affecting spending by customers, and other risks described in this Annual Report on Form 10-KSB and our other filings with the Securities and Exchange Commission.

ITEM 7.    FINANCIAL STATEMENTS
------

                                                                                                        PAGE
                                                                                                        ----
Report of Independent Auditors                                                                             20

Balance Sheets as of June 30, 2000 and 1999                                                                21

Statements of Operations for the years
     ended June 30, 2000, 1999 and 1998                                                                    23

Statement of Stockholders' Equity (Deficiency)
     for the years ended June 30, 2000, 1999 and 1998                                                      24

Statements of Cash Flows for the years
     ended June 30, 2000, 1999 and 1998                                                                    27

Notes to Financial Statements                                                                              28

                         REPORT OF INDEPENDENT AUDITORS

Stockholders and Board of Directors
SmartServ Online, Inc.

We have audited the accompanying balance sheets of SmartServ Online, Inc. as of June 30, 2000 and 1999, and the related statements of operations, stockholders' equity (deficiency), and cash flows for each of the three years in the period ended June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SmartServ Online, Inc. at June 30, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2000, in conformity with accounting principles generally accepted in the United States.

/S/ ERNST & YOUNG LLP

Stamford, Connecticut
August 15, 2000, except
for footnote 13 as to
which the date is
September 28, 2000

                             SMARTSERV ONLINE, INC.

                                 BALANCE SHEETS

                                                                                             JUNE 30

                                                                             -----------------------------------------
                                                                                    2000                  1999
                                                                             ------------------- -- ------------------
ASSETS
Current assets
   Cash and cash equivalents                                                  $    24,016,345       $     2,165,551
   Accounts receivable                                                                236,498               348,278
   Prepaid expenses                                                                   213,956                50,150
                                                                             -------------------    ------------------
Total current assets                                                               24,466,799             2,563,979
                                                                             -------------------    ------------------

Property and equipment, net                                                           687,439               498,448

Other assets
   Capitalized software development costs,
       net of accumulated amortization of $412,236 at
       June 30, 2000 and $82,108 at June 30, 1999                                   1,475,212               683,337
   Security deposit                                                                    73,374                74,834
                                                                             -------------------    ------------------
                                                                                    1,548,586               758,171
                                                                             -------------------    ------------------

Total Assets                                                                  $    26,702,824       $     3,820,598
                                                                             ===================    ==================

See accompanying notes.

                             SMARTSERV ONLINE, INC.

                                 BALANCE SHEETS

                                                                                             JUNE 30
                                                                             -----------------------------------------
                                                                                    2000                   1999
                                                                             -------------------    ------------------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities
   Accounts payable                                                           $     1,482,019       $       780,543
   Accrued liabilities                                                              1,097,289               637,779
   Accrued liabilities to warrant holders                                                  --             1,311,365
                                                                             -------------------    ------------------
Total current liabilities                                                           2,579,308             2,729,687
                                                                             -------------------    ------------------

Deferred revenues                                                                   4,141,579             5,798,211

COMMITMENTS AND CONTINGENCIES - NOTE 10

STOCKHOLDERS' EQUITY (DEFICIENCY)
Preferred stock - $0.01 par value
   Authorized - 1,000,000 shares
   Issued and outstanding - None
Common Stock - $0.01 par value
   Authorized - 40,000,000 shares
   Issued and outstanding - 5,576,894 at June 30, 2000
      and 1,199,787 shares at June 30, 1999                                            55,768                11,998
Common stock subscribed                                                                    --             1,812,554
Additional paid-in capital                                                         75,842,858            20,679,611
Notes receivable from officers                                                       (666,841)           (1,812,554)
Unearned compensation                                                              (2,310,284)           (3,452,904)
Accumulated deficit                                                               (52,939,564)          (21,946,005)
                                                                             -------------------    ------------------
Total stockholders' equity (deficiency)                                            19,981,937            (4,707,300)
                                                                             -------------------    ------------------

Total Liabilities and Stockholders' Equity (Deficiency)                       $    26,702,824       $     3,820,598
                                                                             ===================    ==================

See accompanying notes.

                             SMARTSERV ONLINE, INC.

                            STATEMENTS OF OPERATIONS

                                                                            YEAR ENDED JUNE 30
                                                     -----------------------------------------------------------------
                                                            2000                  1999                   1998
                                                     -------------------   -------------------   ---------------------
Revenues                                                 $ 3,696,133           $ 1,443,781             $   873,476
                                                     -------------------   -------------------   ---------------------

Costs and expenses
   Cost of services                                         (954,048)             (992,741)             (1,216,761)
   Product development expenses                             (383,042)             (193,188)               (923,082)
   Selling, general and administrative
       expenses                                           (3,998,405)           (2,695,999)             (2,561,364)
   Stock-based compensation                              (30,271,024)           (1,312,324)               (660,576)
                                                     -------------------   -------------------   ---------------------

Total costs and expenses                                 (35,606,519)           (5,194,252)             (5,361,783)
                                                     -------------------   -------------------   ---------------------

Loss from operations                                     (31,910,386)           (3,750,471)             (4,488,307)
                                                     -------------------   -------------------   ---------------------

Other income (expense):
   Interest income                                           241,402                 4,767                  40,788
   Interest expense                                           (2,275)             (167,839)                (57,485)
   Debt origination and other financing costs                677,700            (3,210,583)               (535,005)
                                                     -------------------   -------------------   ---------------------

                                                             916,827            (3,373,655)               (551,702)
                                                     -------------------   -------------------   ---------------------

Net loss                                             $   (30,993,559)       $   (7,124,126)        $    (5,040,009)
                                                     ===================   ===================   =====================

Basic and diluted loss per share                     $        (11.42)      $         (6.44)        $         (7.65)
                                                     ===================   ===================   =====================

Weighted average shares outstanding                        2,712,931             1,105,603                 659,034
                                                     ===================   ===================   =====================

See accompanying notes.

                             SMARTSERV ONLINE, INC.

                 STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)

                                                                        NOTES
                                   COMMON STOCK          COMMON      RECEIVABLE    ADDITIONAL
                                              PAR         STOCK         FROM         PAID-IN      UNEARNED     ACCUMULATED
                              SHARES         VALUE      SUBSCRIBED    OFFICERS       CAPITAL    COMPENSATION     DEFICIT
                              ----------------------------------------------------------------------------------------------
Balances at June 30, 1997       615,832   $  6,158      $     --      $     --    $  9,077,384  $       --    $ (9,781,870)

Issuance of 4,000 Prepaid
   Common Stock Purchase
   Warrants; net of direct
   costs of $545,000                 --         --            --            --       3,455,000          --              --

Conversion of 1,429.33
  Prepaid Common Stock
  Purchase Warrants into
  Common Stock                  220,395      2,204            --            --          (2,204)         --              --

Issuance of Common Stock
   Purchase Warrants to a
   financial consultant in
   connection with the
   issuance of 4,000 Prepaid
   Common Stock Purchase
   Warrants                          --         --            --            --       5,145,500  (5,145,500)             --

Issuance of Common Stock
   Purchase Warrants in
   connection with the                                                                                                  --
   issuance of notes                 --         --            --            --         388,900          --

Issuance of Common Stock
  Purchase Warrants in
  connection with investment
  advisory contracts                 --         --            --            --         120,000          --              --

Amortization of unearned
  compensation                       --         --            --            --              --     527,576              --

Net loss for the year                --         --            --            --              --          --      (5,040,009)
                              ----------------------------------------------------------------------------------------------

Balances at June 30, 1998       836,227   $  8,362    $       --    $       --    $ 18,184,580  $ (4,617,924) $ (14,821,879)
                              ----------------------------------------------------------------------------------------------

See accompanying notes.

                             SMARTSERV ONLINE, INC.

                 STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)

                                   (Continued)

                                                                        NOTES
                                   COMMON STOCK          COMMON      RECEIVABLE    ADDITIONAL
                                              PAR        STOCK          FROM         PAID-IN      UNEARNED     ACCUMULATED
                              SHARES         VALUE      SUBSCRIBED    OFFICERS       CAPITAL    COMPENSATION     DEFICIT
                              ----------------------------------------------------------------------------------------------
Balances at June 30, 1998      836,227    $  8,362    $       --    $       --    $ 18,184,580  $ (4,617,924) $ (14,821,879)

Conversion of 276.67 Prepaid
   Common Stock Purchase
   Warrants into Common Stock   178,560       1,786            --           --          (1,786)          --             --

Issuance of Common Stock to
   Prepaid Warrant holders
   for amending certain
   terms of the Prepaid
   Warrants                      60,000         600            --           --         146,713           --             --

Issuance of Common Stock
   Purchase Warrants in
   connection with
   prepayments made by a
   marketing partner                 --          --            --           --           6,300           --             --

Issuance of Common Stock
   Purchase Warrants in
   connection with the
   issuance of 8%
   convertible notes                 --          --            --           --       1,573,000           --             --

Beneficial conversion
   feature of 8% convertible
   notes                             --          --            --           --         550,000           --             --

Issuance of Common Stock and
   warrants to purchase
   Common Stock in partial
   settlement of litigation     125,000       1,250            --           --         144,500           --             --

Amortization of unearned
   compensation                      --          --            --           --              --    1,165,020             --

Common Stock subscriptions
   and notes receivable in
   connection with officers'
   employment agreements             --          --     1,812,554    (1,812,554)            --           --             --

Issuance of Common Stock
  Purchase Warrants as
  compensation for services           --         --             --           --         59,000           --              --

Redemption of Prepaid Common
  Stock Purchase Warrants             --         --             --           --       (325,000)          --              --

Issuance of Common Stock
  Purchase Warrants in
  connection with a
  licensing agreement                 --         --             --           --        324,000            --             --

See accompanying notes.

                             SMARTSERV ONLINE, INC.

                 STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)

                                   (Continued)

                                                                        NOTES
                                    COMMON STOCK          COMMON      RECEIVABLE    ADDITIONAL
                                               PAR         STOCK         FROM        PAID-IN       UNEARNED      ACCUMULATED
                               SHARES         VALUE     SUBSCRIBED     OFFICERS      CAPITAL     COMPENSATION      DEFICIT
                               ----------------------- ------------- ------------- ------------- -------------- --------------
Change in market value of
  employee stock options              --         --             --           --         18,304            --              --

Net loss for the year                 --         --             --           --             --            --      (7,124,126)
                               ----------- ----------- ------------- ------------- ------------- -------------- --------------
Balance at June 30, 1999       1,199,787     11,998      1,812,554   (1,812,554)    20,679,611    (3,452,904)    (21,946,005)

Issuance of Common Stock in
   settlement of obligations
   to a Prepaid Warrant
   holder                        180,000      1,800            --             --       266,895             --             --

Issuance of Common Stock
   upon exercise of employee
   stock options                  47,808        478            --             --        80,290             --             --

Issuance of warrants to
   purchase 334,000 shares
   of Common Stock for
   various consulting
   services                           --        --             --             --       137,300        (77,400)            --

Conversion of 1,357 Prepaid
   Common Stock Purchase
   Warrants into Common Stock    810,785      8,107            --             --        (8,107)           --             --

Issuance of Common Stock in
   connection with Officers'
   Restricted Stock Purchase
   and Employment Agreements   1,103,137     11,031    (1,812,554)    1,145,713      3,997,821            --             --

Issuance of Common Stock
   upon exercise of warrants
   to purchase Common Stock    1,548,842     15,489           --             --      3,465,006            --             --

Amortization of unearned
   compensation                       --          --           --             --            --      1,220,020            --

Issuance of Common Stock and
   warrants to purchase  18,640
   shares of Common Stock in
   connection with private
   placements, net of direct
   costs of $1,073,900           686,535      6,865            --            --     21,414,438             --            --

Change in market value of
  employee stock options and
  stock subscriptions                 --          --           --             --    25,809,604             --            --

Net loss for the year                 --          --           --             --            --             --   (30,993,559)
                               ----------- ----------- ------------- ------------- ------------- -------------- --------------

Balance at June 30, 2000       5,576,894   $ 55,768    $       --     $(666,841)   $75,842,858    $(2,310,284) $(52,939,564)
                               =========== =========== ============= ============= ============= ============== ==============

See accompanying notes.

                             SMARTSERV ONLINE, INC.

                            STATEMENTS OF CASH FLOWS

                                                                                YEAR ENDED JUNE 30
                                                              -------------------------------------------------------
                                                                    2000                1999              1998
                                                              ------------------   ---------------   ----------------
OPERATING ACTIVITIES
Net loss                                                        $ (30,993,559)     $ (7,124,126)      $ (5,040,009)
Adjustments  to  reconcile  net loss to net cash  provided by
(used for) operating activities:
       Depreciation and amortization                                  560,472           278,646            193,601
       Provision for losses on and write-off of receivables                --                --             (1,300)
       Noncash interest costs                                              --            12,524             52,837
       Noncash debt origination and other financing costs            (717,670)        2,593,808            475,527
       Noncash compensation costs                                  28,991,104            18,304                 --
       Noncash consulting services                                  1,279,920         1,349,020            660,576
       Amortization of unearned revenues                           (1,656,632)       (1,112,138)          (251,058)
       Settlement of litigation                                            --                --            145,750
       Changes in operating assets and liabilities
          Accounts receivable                                         111,780          (237,227)            40,031
          Prepaid expenses                                           (163,806)          (44,547)           (25,878)
          Accounts payable and accrued liabilities                  1,151,075           781,264            344,441
          Salaries payable                                            (93,443)           36,135             (9,093)
          Unearned revenues                                                --         6,121,776          1,002,193
          Security deposit                                              1,460            (4,397)            10,781
                                                              ------------------   ---------------   ----------------
Net cash provided by (used for) operating activities               (1,529,299)        2,669,042         (2,401,601)
                                                              ------------------   ---------------   ----------------

INVESTING ACTIVITIES

Capitalization of software development costs                       (1,122,003)         (765,445)                --
Purchase of equipment                                                (419,335)          (84,449)           (60,424)
                                                              ------------------   ---------------   ----------------
Net cash used for investing activities                             (1,541,338)         (849,894)           (60,424)
                                                              ------------------   ---------------   ----------------

FINANCING ACTIVITIES

Proceeds from the issuance of warrants                                 24,746           324,000          2,643,941
Proceeds from the issuance of common stock                         26,031,723                --                 --
Repayment of officers' loans                                            9,012                --                 --
Proceeds from the issuance of short-term notes                             --           478,500            196,500
Repayment of short-term notes                                              --          (691,794)                --
Repayment of capital lease obligation                                 (70,147)          (83,528)           (92,536)
Proceeds of advances from DTN                                              --         2,058,300                 --
Repayment of advances from DTN                                             --        (2,058,300)                --
Costs of issuing securities                                        (1,073,903)          (35,000)           (25,000)
                                                              ------------------   ---------------   ----------------
Net cash provided by (used for) financing activities               24,921,431            (7,822)         2,722,905
                                                              ------------------   ---------------   ----------------

Increase in cash and cash equivalents                              21,850,794         1,811,326            260,880
Cash and cash equivalents - beginning of year                       2,165,551           354,225             93,345
                                                              -----------------    ---------------   ----------------
Cash and cash equivalents - end of year                         $ 24,016,345       $  2,165,551      $     354,225
                                                              =================    ===============   ================

See accompanying notes.

                             SMARTSERV ONLINE, INC.

                          NOTES TO FINANCIAL STATEMENTS

1.   NATURE OF BUSINESS

SmartServ Online, Inc. commenced operations on August 20, 1993. We deliver Internet-based and wireless content, as well as "Web-to-Wireless" applications, such as securities trade order routing, that enable e-commerce by providing transactional and information services to our alliance partners or Strategic Marketing Partners. We have developed online financial, transactional and media applications using a unique "device independent" delivery solution and make these services available to wireless handsets and personal digital assistants, personal computers and the Internet through our application software and communications architecture. Our services facilitate stock trading and other e-commerce transactions, as well as the dissemination of real-time stock quotes, business and financial news, sports information, private-labeled electronic mail, national weather reports and other business and entertainment information in a user-friendly manner.

Our plan of operation focuses on the business-to-business strategy of marketing our services in partnership with those companies that have an economic incentive to provide our information and transaction services to their customers. Management believes that SmartServ's primary source of revenues will be derived from consumers who purchase the services through these Strategic Marketing Partners. Through the use of this strategy, the consumer is a customer of both SmartServ and its Strategic Marketing Partner. We also believe that the sale of our information and transaction services through the cooperative efforts of Strategic Marketing Partners with more recognizable brand names than our own is important to our success.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION
---------------------
The financial statements are prepared in conformity with accounting principles generally accepted in the United States.

Our stockholders approved a one-for-six reverse stock split at a Special Meeting on October 15, 1998. Such reverse stock split became effective on October 26, 1998. All applicable financial statement amounts and related disclosures have been restated to give effect to this transaction.

USE OF ESTIMATES
----------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

REVENUE RECOGNITION
-------------------
Revenues are recognized as services are provided. Deferred revenues, resulting from customer prepayments, are recognized as services are provided throughout the term of the agreement. Deferred revenues resulting from our agreement with Data Transmission Network Corporation are being amortized over the anticipated future revenue stream, a period of 42 months, commencing June 1, 1999.

BASIC AND DILUTED EARNINGS PER SHARE
------------------------------------
The weighted average shares outstanding are determined as the mean average of the shares outstanding and assumed to be outstanding during the period.

CAPITALIZED SOFTWARE DEVELOPMENT COSTS
--------------------------------------
In connection with certain contracts entered into between SmartServ and its Strategic Marketing Partners, as well as other projects, we have capitalized costs related to certain product enhancements and application development in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed", effective July 1, 1998.

FAIR VALUE OF FINANCIAL INSTRUMENTS
-----------------------------------
The carrying amounts of our financial instruments approximate fair value.

SUPPLEMENTAL CASH FLOW DATA
---------------------------
We consider all highly liquid investments with a maturity date of three months or less when purchased to be cash equivalents.

Interest, debt origination and other financing costs paid during the years ended June 30, 2000, 1999 and 1998 were $2,275, $101,974 and $32,536, respectively.

CONCENTRATION OF CREDIT RISK
----------------------------

Financial instruments that potentially subject SmartServ to concentrations of credit risk consist primarily of its commercial paper investments and accounts receivable. While our commercial paper investments are short-term and highly liquid, it is management's policy to invest in only those companies with a AAA credit rating. There is no single geographic concentration of sales or related accounts receivable in the United States. At June 30, 2000, accounts receivable consist principally of amounts due from Data Transmission Network ($168,300), and a telecommunications company ($24,100). We perform periodic credit evaluations of our customers and, if applicable, provide for credit losses in the financial statements.

PROPERTY AND EQUIPMENT
----------------------
Property and equipment are stated at cost. Equipment purchased under a capital lease has been recorded at the present value of the future minimum lease payments at the date of acquisition. Depreciation is computed using the straight-line method over estimated useful lives of three to ten years.

ADVERTISING COSTS
-----------------
Advertising costs are expensed as incurred and were approximately $91,700, $20,500 and $97,100 in 2000, 1999 and 1998, respectively.

STOCK BASED COMPENSATION
------------------------
We maintain several stock option plans for employees and non-employee directors that provide for the granting of stock options for a fixed number of shares with an exercise price equal to the fair value of the shares at the date of grant. We account for this stock compensation plan in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). Accordingly, compensation expense is recognized to the extent that the fair value of the stock exceeds the exercise price of the option at the measurement date. Certain options, which have been repriced, are subject to the variable plan requirements of APB No. 25, that requires us to record compensation expense for changes in the fair value of our common stock.

RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------
In December 1999, the SEC staff released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides interpretive guidance on the recognition, presentation and disclosure of revenue in the financial statements. We do not believe that the adoption of SAB 101 will have a material affect on our financial results.

RECLASSIFICATIONS
-----------------
Certain amounts in the 1999 and 1998 presentations have been reclassified to conform to the 2000 presentation.

3.   PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                                                             JUNE 30
                                                                            ------------------------------------------
                                                                                   2000                    1999
                                                                            -------------------      -----------------
   Data processing equipment                                                $     1,109,828          $      700,210
   Data processing equipment purchased under a capital lease                        246,211                 246,211
   Office furniture and equipment                                                    81,140                  71,423
   Display equipment                                                                  9,635                   9,635
   Leasehold improvements                                                            36,678                  36,678
                                                                            -------------------      -----------------
                                                                                  1,483,492               1,064,157
   Accumulated depreciation, including $155,933 and
       $106,691 for equipment purchased under a capital lease                      (796,053)               (565,709)
                                                                            -------------------      -----------------
                                                                            $       687,439          $        498,448
                                                                            ===================      =================

4.   NOTES PAYABLE

Commencing November 1998, we sold five and one-half (5.5) units, each consisting of a secured 8% convertible note in the principal amount of $100,000 and warrants to purchase our common stock. The convertible notes were repaid in June 1999. In addition to customary fees and expenses, Spencer Trask Securities, Inc. ("Spencer Trask"), the placement agent, received for nominal consideration, warrants to purchase ten percent (10%) of the shares of SmartServ common stock issuable on conversion of the notes and exercise of the warrants at $.72 per share. The issuance to the noteholders of warrants to purchase 916,667 shares of common stock, as well as those issued to Spencer Trask for the purchase of 183,333 shares of common stock have been valued in accordance with the Black-Scholes pricing methodology and recorded as debt origination and other financing costs. Also in connection with the 8% convertible notes, we have recorded a non-cash charge for debt origination and other financing costs of $550,000 representing the perceived cost of the beneficial conversion feature of the notes. Emerging Issues Task Force Issue 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" ("Issue 98-5") defines the beneficial conversion feature as the non-detachable conversion feature that is "in-the-money" at the date of issuance. Issue 98-5 requires the recognition of the intrinsic value of the conversion feature as the difference between the conversion price and the fair value of the common stock into which the notes are convertible. Such amount is limited to the proceeds of the financing ($550,000) and has been recorded in debt origination and other financing costs as of the date of issuance.

In December 1998, we executed an agreement with a service provider whereby certain of our obligations, amounting to $141,794, were converted into a 12% note payable. In June 1999, the outstanding balance of $66,794 was repaid.

5.   EQUITY TRANSACTIONS

In September 1997, The Zanett Securities Corporation ("Zanett"), acting as our placement agent, completed the private placement ("Placement") of $4 million of our Prepaid Common Stock Purchase Warrants ("Prepaid Warrants"). The sale of these Prepaid Warrants was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof. At June 30, 2000, Prepaid

Warrants with a face value of $612,000 were outstanding and are currently convertible into 437,142 shares of our common stock. As compensation for its services, Zanett received a placement fee and an unaccountable expense allowance of 10% ($400,000) and 3% ($120,000), respectively, of the gross proceeds of the Placement. Additionally, we issued warrants to purchase 155,627 shares of common stock to Zanett that are subject to antidilution provisions and are exercisable at $4.34 per share of common stock. These warrants expire on September 30, 2002.

Also in conjunction with the Placement, we entered into an agreement with a financial consultant who is an affiliate of Zanett Lombardier, Ltd, an investor in the Prepaid Warrants. During the five-year term of the agreement such consultant will provide us with advisory services relating to financial and strategic ventures and alliances, investment banking and general financial advisory services, and advice and assistance with our market development activities. As compensation for these services, we issued warrants to purchase 922,236 shares of common stock to this consultant that are subject to antidilution provisions and are exercisable at $4.34 per share of common stock. We have valued these warrants in accordance with Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation", and the Black-Scholes pricing methodology at $5,145,500 and recorded this amount in stockholders' equity as unearned compensation. Unearned compensation is being amortized to income over the five-year term of the agreement. These warrants expire on September 30, 2002. We have recorded consulting expense of $1,165,000, $1,165,000 and $527,600 for the years ended June 30, 2000, 1999 and 1998, respectively.

During the year ended June 30, 1998, holders of 1,429.33 of our Prepaid Warrants converted such warrants into 220,395 shares of common stock at exercise prices ranging from $3.54 to $8.40 per share.

In August 1998, we issued 32,953 shares of common stock to Zanett Lombardier, Ltd. and 17,047 shares of common stock to Bruno Guazzoni in consideration of their agreement to certain restrictions on the exercise of Prepaid Warrants and the resale of the shares of common stock issuable on exercise thereof. Such shares have been recorded at the fair value of our common stock at that date as other financing costs.

In September 1998, we issued warrants to purchase 3,000 shares of common stock to Data Transmission Network Corporation for prepayment of certain guaranteed payments in accordance with the Software License and Service Agreement between the parties dated April 23, 1998. Such warrants were exercisable at $3.00 per share of common stock and have been recorded in accordance with the Black-Scholes pricing methodology as other financing costs. In June 1999, in consideration of the receipt of $324,000, we agreed to issue Data Transmission Network warrants for the purchase of 300,000 shares of our common stock at $8.60 per share. The warrants have been recorded in accordance with the Black-Scholes pricing methodology and will expire on November 17, 2000. In June 2000, we issued 203,000 shares of common stock upon the partial exercise of the warrants. Proceeds from the exercise of the warrants were $1,729,000.

In November 1998, we issued 125,000 shares of common stock and warrants to purchase 16,667 shares of common stock, exercisable at $5.00 per share until November 11, 2001, to Mr. Steven Francesco, a former SmartServ officer, as partial consideration for the settlement of his claims against us and certain of our officers and directors. The value of these shares has been recorded in selling, general and administrative expenses based upon the fair value of our common stock at that date while the warrants have been recorded in accordance with the Black-Scholes pricing methodology. In February 2000, we issued 16,667 shares of our common stock to Mr. Francesco upon exercise of the warrants. The proceeds from such exercise amounted to $83,335.

In December 1998, our Board of Directors approved the terms of employment contracts for Sebastian E. Cassetta, Chairman and Chief Executive Officer, and Mario F. Rossi, Senior Vice President of Technology. Accordingly, SmartServ and Mr. Cassetta have entered into an employment agreement, effective January 1, 1999 and expiring on December 31, 2001, providing for, among other things, the sale to him of 618,239 shares of restricted stock. SmartServ received cash in the amount of $6,182 and a 5 year, non-recourse promissory note in the amount of $457,497. The note is secured by the stock and bears an interest rate of 6.75%. The stock purchase agreement provides SmartServ with certain repurchase options and provides Mr.

Cassetta with a put option in the event of the termination of his employment.

SmartServ and Mr. Rossi have also entered into an employment agreement, effective January 1, 1999 and expiring on December 31, 2001, providing for, among other things, the sale to him of 206,080 shares of restricted stock. SmartServ received cash in the amount of $2,061 and a 5 year, non-recourse promissory note in the amount of $152,499. The note is secured by the stock and bears an interest rate of 6.75%. The stock purchase agreement provides SmartServ with certain repurchase options and provides Mr. Rossi with a put option in the event of the termination of his employment.

In October 1999, our Board of Directors authorized the repricing of the restricted shares granted to Messrs. Cassetta and Rossi to $.75 per share, the fair value of the shares at that date. Through December 31, 1999, the restricted stock awards were variable plan awards pursuant to APB No. 25 and accordingly, SmartServ was required to recognize compensation expense for the changes in the market value of its common stock. In conjunction therewith, we have recorded a charge to compensation expense of $15,636,300, as well as a corresponding increase to additional paid-in capital. We have amended our restricted stock purchase agreements with Messrs. Cassetta and Rossi to provide for certain recourse against them in the event of their default on their obligations to us. Accordingly, the restricted stock awards are no longer variable plan awards pursuant to APB No. 25.

In January 1999, we issued 10,000 shares of common stock to Arnhold & S. Bleichroeder, Inc., an investor in our Prepaid Warrants, in consideration of an agreement to waive certain events of default under such Prepaid Warrants. In July 1999, we paid $325,000 to redeem the Prepaid Warrants held by Arnhold & S. Bleichroeder and issued 180,000 shares of common stock in full settlement of all obligations to Arnhold & S. Bleichroeder. These shares have been recorded at the fair value of SmartServ's common stock on the date of issuance as other financing costs.

In January 1999, we agreed to cancel warrants to purchase 20,833 shares of common stock exercisable at $15.75 and $19.50 per share to a financial advisor to SmartServ, and to grant such advisor warrants to purchase 40,833 shares of common stock at $.60 per share for his efforts at arranging our relationship with Spencer Trask Securities. These warrants have been recorded in accordance with the Black-Scholes pricing methodology as selling, general and administrative expenses. In March 2000, we issued 40,833 shares of common stock upon exercise of the warrants. Proceeds from the exercise of the warrants were $24,500.

During the year ended June 30, 1999, holders of 276.67 of our Prepaid Warrants converted such warrants into 178,560 shares of common stock at exercise prices ranging from $.75 to $2.38 per share.

The delisting of our common stock from the Nasdaq Small Cap Market in May 1998 caused us to default on certain terms and conditions of the Prepaid Warrants. Such default obligated SmartServ to pay financial penalties, as well as to redeem the outstanding Prepaid Warrants at a 43% premium. We had been unable to obtain appropriate waivers from holders of $1,994,000 of such Prepaid Warrants. Accordingly, we recorded a charge to debt origination and other financing costs in the amount of $986,365, representing the potential penalties due such holders. During the year ended June 30, 2000, we reversed such unpaid penalties upon the conversion by the holders of the Prepaid Warrants into SmartServ common stock.

In October 1999, SmartServ entered into a restricted stock agreement with Robert Pearl, Vice President International Development, providing for the sale to Mr. Pearl of 76,818 shares of common stock at a purchase price of $.75 per share. SmartServ received cash in the amount of $768 and a 5 year, non-recourse promissory note in the amount of $56,845. The note is secured by the stock and bears an interest rate of 7.50%. The stock purchase agreement provides SmartServ with certain repurchase options and provides Mr. Pearl with a put option in the event of the termination of his employment.

In October 1999, we entered into a consulting agreement with a financial advisor. As consideration for such services, we granted this advisor warrants to purchase 100,000 shares of common stock at an exercise price of $2.625 per share and warrants to purchase 100,000 shares of common stock at $3.65 per share. In consideration of $125,000 and the issuance of warrants to purchase 8,000 shares of common stock at $18.375 per share, we extended this agreement for the two-year period commencing October 24, 2000. The warrants expire on October 24, 2004. We have recorded a noncash charge of $62,400 for the value of the warrants to unearned compensation that is being amortized to income over the term of the agreement. In July 2000, we issued 200,000 shares of our common stock to this advisor upon exercise of warrants to purchase such shares. Proceeds from the exercise were $625,000.

In December 1999, we issued 202,000 shares of common stock to Messrs. Cassetta and Rossi in satisfaction of our bonus obligations to them, pursuant to their employment contracts. We have recorded a charge to compensation expense of $3,181,500 for the change in fair value of our common stock between the due date of the obligation and the grant date of the common stock.

During the year ended June 30,  2000,  we issued  warrants to  purchase  126,000 shares of our common stock to various marketing and technical consultants as partial compensation for services rendered and to be rendered to SmartServ. The warrants have exercise prices of between $2.50 and $49.50 and expire through April 30, 2003. During the year we recorded charges to earnings of $74,000 in connection with these warrants.

In January 2000, we completed an offering of 333,000 shares of our common stock to accredited investors. Gross proceeds from the offering amounted to $4,995,000 or $15.00 per share of common stock. In connection with this transaction, we paid $25,000 and issued warrants to purchase 18,640 shares of common stock at $15.00 per share through January 18, 2005 to American First Associates Corp. as compensation for services as placement agent for the offering.

During the year ended June 30, 2000, we issued 1,288,342 shares of common stock to certain other investors at prices ranging from $.60 to $24.00 per share upon exercise of warrants to purchase such shares. Proceeds from the exercise of these warrants were $1,630,764.

During the year ended June 30, 2000, holders of 1,357 of our Prepaid Warrants converted such warrants into 810,785 shares of common stock at exercise prices ranging from $1.40 to $8.40 per share.

In May 2000, we completed an offering of 353,535 shares of our common stock to accredited investors. Gross proceeds from the offering amounted to $17,500,000 or $49.50 per share of common stock. Chase Securities, Inc., acting as placement agent for the offering, received a commission of $700,000 and reimbursement for $17,700 of expenses.

At June 30, 2000, we have 1,725,000 public warrants (SSOLW) and 300,000 warrants with terms identical to the public warrants outstanding. These warrants are currently convertible into our common stock at the ratio of one warrant per
 .5174 share of common stock at an exercise price of $7.73 per share. These warrants are redeemable by SmartServ on not less than 30 days written notice at the redemption price of $.10 per warrant, provided the average closing bid quotation of the common stock as reported on the Nasdaq Stock Market has been at least 187.5% of the current exercise price of the warrants for a period of 20 consecutive trading days ending on the third day prior to the date on which we give notice of redemption.

6.   STOCK-BASED COMPENSATION

In connection with the grant of certain stock options, warrants and other compensation arrangements, we have recorded charges to earnings that are noncash in nature. Certain of these grants are subject to the variable plan requirements of APB No. 25 that require us to record compensation expense for changes in the fair value of our common stock.

The following table shows the amount of stock-based compensation that would have been recorded in the categories of the statement of operations had stock-based compensation not been separately stated therein:

                                                                            YEAR ENDED JUNE 30
                                                      --------------------   ----------------------------------------
                                                            2000                    1999                 1998
                                                      --------------------   -------------------   ------------------
Costs of revenues                                           $2,749,997       $         1,724       $           --

Selling, general and administrative expenses                27,521,024             1,310,600              660,576
                                                      --------------------   -------------------   ------------------

                                                      $     30,271,021       $     1,312,324       $      660,576
                                                      ====================   ===================   ==================

7.   EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted loss per share:

                                                                  YEAR ENDED JUNE 30
                                            ----------------------------------------------------------------
                                                  2000                 1999                    1998
                                            ------------------   --------------------   --------------------
Numerator:
   Net loss                                 $  (30,993,559)      $   (7,124,126)        $   (5,040,009)
                                            ==================   ====================   ====================

Denominator:
   Weighted average shares                       2,712,931            1,105,603                659,034
                                            ==================   ====================   ====================

Basic and diluted loss per common share
                                            $      (11.42)       $       (6.44)         $       (7.65)
                                            ==================   ====================   ====================

At June 30, 2000, $612,000 of our Prepaid Warrants were outstanding. At that date, the Prepaid Warrants were convertible into 437,142 shares of common stock. Additionally, there were warrants to purchase 2,808,000 shares of our common stock outstanding. Such warrants have exercise prices ranging from $0.60 to $72.00 per share and expire from March 2001 through January 2005. Based on the closing sale price ($70.56) of our common stock at June 30, 2000, there were, exclusive of the Prepaid Warrants, currently exercisable in-the-money warrants outstanding for the purchase of 2,807,000 shares of common stock. Additionally, we have established several employee stock option plans and granted options thereunder to our employees, directors, and consultants. These options are intended to qualify as incentive stock options within the meaning of Section 422 of the Internal Revenue Code, as amended, or as nonqualified stock options. The options are partially exercisable after one year from date of grant and no options may be granted after May 29, 2010. At June 30, 2000, there are options outstanding for the purchase of 1,322,781 shares of our common stock. Neither the warrants nor the options have been included in the computation of diluted loss per share because their inclusion would be antidilutive.

8.   INCOME TAXES

At June 30, 2000 and 1999, SmartServ has deferred tax assets as follows:

                                                                       2000                   1999
                                                                       ----                   ----
         Capitalized Start-up Costs                              $    371,000        $     741,600
         Net Operating Loss Carryforwards                          19,182,000            6,578,000
                                                                 ------------        -------------

                                                                 $ 19,553,000        $   7,319,600
                                                                  ==============      ============

In accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," we have established a valuation allowance to fully reserve the future income tax benefit of these deferred tax assets due to uncertainty about their future realization. The valuation allowance increased to $19,553,000 at June 30, 2000 from $7,319,600 at June 30, 1999 and $5,238,500 at
June 30, 1998.

At June 30, 2000, we have net operating loss carryforwards for Federal income tax purposes of approximately $40,600,000 which expire in the years 2009 through 2015. As a result of the public issuance of stock by SmartServ on March 21, 1996, and the resultant change in ownership pursuant to Internal Revenue Code
Section 382, the utilization of net operating losses incurred to this date may be limited.

9.   LEASES

SmartServ leases office space for its Stamford, Connecticut headquarters under a noncancelable lease. The lease includes escalation clauses for items such as real estate taxes, building operation and maintenance expenses, and electricity usage.

On May 1, 1997, we entered into a 3 year noncancelable capital lease for certain computer equipment used to provide information services. We also lease certain other computer equipment under operating leases which expire through July 2000.

Rent expense amounted to approximately $267,800, $290,600, and $278,000 for the years ended June 30, 2000, 1999, and 1998, respectively.

Minimum future rental payments at June 30, 2000 are as follows:

                                                                OPERATING LEASES
                                                     ----------------------------------------
YEAR ENDING JUNE 30                                       PREMISES             EQUIPMENT
                                                     -------------------    -----------------
         2001                                         $    345,100            $    1,600
         2002                                              374,300                    --
         2003                                              437,900                    --
         2004                                              480,700
         2005                                              491,100
         Thereafter                                      2,800,000
                                                     -------------------    -----------------

                                                      $  4,929,100            $    1,600
                                                     ===================    =================

10.  COMMITMENTS AND CONTINGENCIES

On or about June 4, 1999, Michael Fishman, our former Vice President of Sales, commenced an action against us, Sebastian E. Cassetta (our Chairman of the Board and Chief Executive Officer), Steven Francesco (our former President) and four others in the Connecticut Superior Court for the Judicial District of Stamford/Norwalk at Stamford alleging breach of contract, breach of duty of good faith and fair dealing, fraudulent misrepresentation, negligent misrepresentation, intentional misrepresentation and failure to pay wages. The defendants have answered the complaint and filed counterclaims for fraudulent inducement and breach of contract. Plaintiff has responded to the counterclaim, and discovery is proceeding. Although we are vigorously defending this action, there can be no assurance that we will be successful.

On or about February 29, 2000, Commonwealth Associates, L.P. filed a complaint against us in the Supreme Court of the State of New York, County of New York. The complaint alleges that on or about August 19, 1999 Commonwealth and SmartServ entered into an engagement letter pursuant to which Commonwealth was to provide financial advisory and investment banking services to SmartServ in connection with a possible combination between SmartServ and Data Link Systems Corporation. The engagement letter provided for a nonrefundable fee of $15,000 payable in cash or common stock at SmartServ's option. The complaint alleges that SmartServ elected to pay the fee in stock and seeks 13,333 shares of common stock or at least $1,770,000 together with interest and costs. In our answer to the complaint, we have denied the material allegations of the complaint, including the allegation that we elected to pay in stock. Discovery has commenced. Although we are vigorously defending this action, there can be no assurance that we will be successful.

While we intend to vigorously defend these actions, the unfavorable outcome of either such action could have a material adverse effect on our financial condition, results of operations and cash flows.

11.  SIGNIFICANT RELATIONSHIPS

In April 1998, we entered into an agreement with Data Transmission Network Corporation whereby Data Transmission Network purchased the exclusive right to market three of our Internet products: SmartServ Pro, a real time stock quote product; TradeNet, an online trading vehicle for the customers of small and medium sized brokerage companies, and BrokerNet, an administrative reporting package for brokers of small and medium sized brokerage companies. In June 1999, SmartServ and Data Transmission Network amended the agreement such that in consideration of the receipt of $5.175 million, we granted Data Transmission Network an exclusive perpetual worldwide license to our Internet-based (i) SmartServ Pro, (ii) TradeNet, (iii) BrokerNet, and (iv) an order entry/routing system. Additionally, we received $324,000 in exchange for an agreement to issue warrants to purchase 300,000 shares of our common stock at an exercise price of $8.60 per share. We have agreed to continue to operate these products and provide maintenance and enhancement services in exchange for a percentage of the revenues earned by Data Transmission Network therefrom. The cost of our commitment to provide such maintenance and enhancement services is limited to a maximum of 20% of the revenues earned by SmartServ. None of our wireless products were included in this transaction.

During the years ended June 30, 2000 and 1999, our relationship with Data Transmission Network accounted for 96.9% and 94.8%, respectively, of our revenues while during the year ended June 30, 1998, three Strategic Marketing Partner relationships accounted for 10.2%, 10.0% and 24.1%, respectively, of the our revenues.

12.  EMPLOYEE STOCK OPTION PLAN

In April 1996, our Board of Directors approved the establishment of an Employee Stock Option Plan authorizing stock option grants to our directors, key employees, and consultants. The options are intended to qualify as incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, or as nonqualified stock options. The Plan provides for the issuance of up to 250,000 of such options at not less than the fair value of the stock on the date of grant. The options are partially exercisable after one year from date of grant and expire on the tenth anniversary of the date of grant.

In September 1997, our Board of Directors granted new stock options to employees and non-employee directors conditional upon cancellation of all of their existing stock options. Such options were exercisable at $12.00. In October 1998, our Board of Directors voted to cancel the outstanding employee and non-employee director options and reissue options covering a like number of shares to employees and non-employee directors at an exercise price not less than the fair value at that date. The exercise price of the options issued to employees and non-employee directors was $1.29 per share. Such options expire on October 7, 2008. In accordance with APB No. 25, we have recorded the changes in the fair value of the shares underlying 177,201 of such options to reflect the compensatory nature of their issuance. In November 1998, our Board of Directors granted employees options to purchase 58,700 shares of common stock at $1.625 per share. Such options expire on November 19, 2008.

In December 1998, our Board of Directors approved a plan to compensate non-employee directors for their service to SmartServ. Accordingly, each non-employee director will receive options to purchase 10,000 shares of our common stock at the commencement of each fiscal year. Effective January 1, 1999, we issued options to such persons to purchase 50,000 shares of common stock exercisable at $2.35 per share through December 31, 2003.

In October 1999, our Board of Directors authorized the establishment of our 1999 Employee Stock Option Plan ("1999 Plan"). The 1999 Plan provides for the issuance of options to employees and directors for the purchase of a maximum of 400,000 shares of our common stock. The Board of Directors authorized the issuance of 400,000 of such options to both employees and non-employee directors at the fair value of the common stock on that date. The 1999 Plan provides for the issuance of such options at not less than the fair value of the common stock on the date of grant.

In May 2000, our Board of Directors authorized the establishment of our 2000 Employee Stock Option Plan ("2000 Plan"). The 2000 Plan provides for the issuance of options to employees and directors for the purchase of a maximum of 925,000 shares of our common stock. The 2000 Plan provides for the issuance of such options at not less than the fair value of the common stock on the date of grant. The Board of Directors authorized the issuance of 657,000 of such options to employees and non-employee directors at an exercise price in excess of the fair value on the date of grant.

Information concerning stock options for the Company is as follows:

                                                                                    AVERAGE
                                                                                    EXERCISE
                                                              OPTIONS                PRICE
                                                        -------------------- -----------------------
Balance at July 1, 1997                                           56,392            $   31.26

     Granted                                                     206,391                12.00
     Exercised                                                        --                --
     Cancelled                                                   (85,216)               25.50
                                                        -------------------- -----------------------
Balance at June 30, 1998                                         177,567                12.00

     Granted                                                     463,858                 1.92
     Exercised                                                        --                --
     Cancelled                                                  (355,524)                7.26
                                                        -------------------- -----------------------
Balance at June 30, 1999                                         285,901                 1.54

     Granted                                                   1,091,000                31.10
     Exercised                                                  (47,810)                 1.69
     Cancelled                                                   (6,310)                 1.40
                                                        -------------------- -----------------------
Balance at June 30, 2000                                       1,322,781            $   25.92
                                                        ==================== =======================

The  following  table  summarizes   information  about  employee  stock  options
outstanding as of June 30, 2000.

                                          OPTIONS OUTSTANDING                             OPTIONS EXERCISABLE
                            -------------------------------------------------      -----------------------------------
                                                                 AVERAGE
                                                 AVERAGE        REMAINING                                AVERAGE
         RANGE OF              NUMBER OF         EXERCISE      CONTRACTUAL            NUMBER OF         EXERCISE
     EXERCISE PRICES            OPTIONS           PRICE        LIFE (YEARS)            OPTIONS            PRICE
--------------------------- ----------------- --------------- ---------------      ---------------- ------------------
    $ .94 to  $ 2.34             631,781        $    1.15             8.7               148,541          $    1.47
        17.00                     20,000            17.00             4.5                20,000              17.00
        49.50                    671,000            49.50             9.9                70,000              49.50
                            -----------------                                      ----------------

                               1,322,781                                                238,541
                            =================                                      ================

SUPPLEMENTAL AND PRO FORMA DISCLOSURE

Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" ("Statement 123") requires companies to recognize compensation expense based on the respective fair values of the options at the date of grant. Companies that choose not to adopt the new rules will continue to apply the existing accounting rules contained in APB No. 25, but are required to disclose the pro forma effects on net income and earnings per share, as if the fair value based method of accounting had been applied.

The pro forma information regarding net loss and loss per share required by Statement 123 has been determined as if SmartServ had accounted for its employee stock option plan under the fair value methods described in Statement 123. The fair value of options granted under our employee stock option plans was estimated at the date of grant using the Black-Scholes option pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected dividend yield, the expected life of the options, the expected stock price volatility, and the risk-free interest rate.

Pertinent assumptions with regard to the determination of fair value of the options and their impact on earnings per share are as follows:

                                                                2000                 1999                1998
                                                         -------------------    ---------------    ------------------
        Weighted  average  dividend  yield for  options
             granted                                             0.0%                  0.0%               0.0%

        Weighted average expected life in years                  5.0                   5.0                5.0

        Weighted average volatility                            159.1%                147.0%             143.9%

        Risk-free interest rate                                  5.41%                 5.75%              6.0%

        Weighted  average  grant  date  fair  value  of
             options                                           $25.07                 $1.92             $10.92

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. As such, the pro forma net loss and loss per share are not indicative of future years.

SmartServ's pro forma information is as follows:

                                                             YEAR ENDED JUNE 30
                     ---------------------------------------------------------------------------------------------------
                                  2000                               1999                              1998
                     -------------------------------- -- ------------------------------ -- -----------------------------
                        REPORTED         PROFORMA           REPORTED       PROFORMA          REPORTED       PROFORMA
                     ---------------- ---------------    --------------- --------------    -------------- --------------
Net Loss             $30,993,559       $32,115,231        $7,124,126       $7,308,036       $5,040,009      $5,654,512
                     ================ ===============    =============== ==============    ============== ==============
Loss per Share            $11.42            $11.84             $6.44            $6.61            $7.65           $8.58
                     ================ ===============    =============== ==============    ============== ==============

13. SUBSEQUENT EVENTS

Subsequent to June 30, 2000, we issued 242,615 shares of common stock to certain investors at prices ranging from $2.63 to $14.64 per share upon exercise of warrants to purchase such shares. Proceeds from the exercise of these warrants were $1,137,264.

On September 28, 2000, we entered into a $20,000,000 line of credit facility with Hewlett-Packard Company. The agreement provides for the financing of the acquisition of approved hardware, software and services, subject to our continuing compliance with certain financial covenants. The facility is evidenced by a note that bears interest at 11% per annum and is secured by SmartServ's tangible assets. The note matures in three years from issuance and may be converted into common stock at $33.56 per share.

ITEM  8.  CHANGES  IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
-------   FINANCIAL DISCLOSURE


None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE ------ WITH SECTION 16(A) OF THE EXCHANGE ACT

The information called for by this Item is set forth under the caption "Directors and Executive Officers of the Company" in the Proxy Statement for the Annual Meeting of Stockholders to be held on December 8, 2000 and is incorporated herein by reference.

ITEM 10.      EXECUTIVE COMPENSATION
-------

The information called for by this Item is set forth under the caption "Executive Compensation" in the Proxy Statement for the Annual Meeting of Stockholders to be held on December 8, 2000, and is incorporated herein by reference.

ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-------

The information called for by this Item is set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement for the Annual Meeting of Stockholders to be held on December 8, 2000 and is incorporated herein by reference.

ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------

The information called for by this Item is set forth under the caption "Certain Relationships and Related Transactions" in the Proxy Statement for the Annual Meeting of Stockholders to be held on December 8, 2000 and is incorporated herein by reference.

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K
-------

(A)      INDEX TO EXHIBITS

EXHIBIT           DESCRIPTION
-------           -----------

3.1            Amended  and  Restated   Certificate  of   Incorporation  of  the
               Company**
3.2 Certificate of Amendment to the Amended and Restated Certificate of Incorporation filed on June 1, 1998 *
3.3 Certificate of Amendment to the Amended and Restated Certificate of Incorporation filed on October 16, 1998 *
3.4            By-laws of the Company, as amended **
4.1            Specimen Certificate of the Company's Common Stock **
4.2 Stock Purchase Agreement, dated May 12, 2000, between the Company and TecCapital, Ltd., The Abernathy Group and Conseco Equity Fund
               *******
4.3 Note Purchase Agreement, dated September 28, 2000, between the Company and Hewlett-Packard Company+
4.4 Registration Rights Agreement, dated September 28, 2000, between the Company and Hewlett-Packard Company +
4.5 Convertible Secured U.S. $20,000,000 Promissory Note, dated September 28, 2000, between the Company and Hewlett-Packard Company+
10.1 Information Distribution License Agreement dated as of July 18, 1994 between the Company and S&P ComStock, Inc. **
10.2 New York Stock Exchange, Inc. Agreement for Receipt and Use of Market Data dated as of August 11, 1994 between the Company and the New York Stock Exchange, Inc. **
10.3 The Nasdaq Stock Market, Inc. Vendor Agreement for Level 1 Service and Last Sale Service dated as of September 12, 1994 between the Company and The Nasdaq Stock Exchange, Inc. ("Nasdaq") **
10.4 Amendment to Vendor Agreement for Level 1 Service and Last Sale Service dated as of October 11, 1994 between the Company and Nasdaq **
10.5 Lease Agreement dated as of March 4, 1994, between the Company and One Station Place, L.P. regarding the Company's Stamford, Connecticut, offices **
10.6 Lease Modification and Extension Agreement, dated February 6, 1996, between the Company and One Station Place, L.P. regarding the Company's Stamford, Connecticut, offices ***
10.7 Second Lease Modification and Extension Agreement, dated June 29, 2000, between the Company and One Station Place, L.P. regarding the Company's Stamford, Connecticut, offices +
10.8           Form of 1996 Stock Option Plan *****
10.9           Form of 1999 Stock Option Plan *******
10.10          Form of 2000 Stock Option Plan +
10.11 Asset Purchase and Software License and Service Agreements between SmartServ Online, Inc. and Data Transmission Network Corporation, dated April 23, 1998******
10.12 Amendment to the Software and License Agreement between SmartServ Online, Inc. and Data Transmission Network Corporation, dated June 24, 1999. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to an order by the Securities and Exchange Commission, dated December 2, 1999, granting confidential treatment under the Securities Exchange Act of 1934 and the omitted portions have been filed separately with the Securities and Exchange Commission *
10.13 Letter agreement dated August 26, 1999, amending the Amendment to the Software and License Agreement between SmartServ Online, Inc. and Data Transmission Network Corporation, dated June 24, 1999. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to an order by the Securities and Exchange Commission, dated December 2, 1999, granting confidential treatment under the Securities Exchange Act of 1934 and the omitted portions have been filed separately with the Securities and Exchange Commission *

10.14          Amended  and  Restated  Employment  Agreement  between  SmartServ
               Online, Inc. and Sebastian E. Cassetta, dated January 1, 1999 *
10.15          Restricted Stock Purchase  Agreement  between  SmartServ  Online,
               Inc. and Sebastian E. Cassetta, dated December 29, 1999 *
10.16          Employment  Agreement between SmartServ Online, Inc. and Mario F.
               Rossi, dated January 1, 1999 *
10.17          Restricted Stock Purchase  Agreement  between  SmartServ  Online,
               Inc. and Mario F. Rossi, dated December 29, 1999 *
10.18          Amended  Restricted Stock Purchase  Agreement  between  SmartServ
               Online,  Inc. and Sebastian E. Cassetta,  dated December 31, 1999
               *******
10.19          Amended  Promissory  Note  between  SmartServ  Online,  Inc.  and
               Sebastian E. Cassetta, dated January 4, 2000 *******
10.20          Amended Security  Agreement between  SmartServ  Online,  Inc. and
               Sebastian E. Cassetta, dated January 4, 2000 *******
10.21          Amended  Restricted Stock Purchase  Agreement  between  SmartServ
               Online, Inc. and Mario F. Rossi, dated December 31, 1999 *******
10.22          Amended Promissory Note between SmartServ Online,  Inc. and Mario
               F. Rossi, dated January 4, 2000 *******
10.23          Amended Security  Agreement between  SmartServ  Online,  Inc. and
               Mario F. Rossi, dated January 4, 2000 *******
10.24          Employment  Agreement between SmartServ Online,  Inc. and Alan G.
               Bozian, dated May 29, 2000 *******
10.25          Restricted Stock Purchase  Agreement  between  SmartServ  Online,
               Inc. and Robert W. Pearl, dated October 13, 1999 +
10.26          Promissory  Note  between  SmartServ  Online,  Inc. and Robert W.
               Pearl, dated January 31, 2000 +
10.27          Security  Agreement between SmartServ Online,  Inc. and Robert W.
               Pearl, dated January 31, 2000 +
23.2           Consent of Ernst & Young LLP+
27             Financial Data Schedule +



+              Filed herewith

* Filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1999

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

*** Filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1996

**** Filed as an exhibit to the Company's Current Report on Form 8-K/A for an event dated September 30, 1997

*****          Filed  as an  exhibit  to the  Company's  Proxy  Statement  dated
               October 10, 1996

****** Filed as an exhibit to the Company's Quarterly Report on Form 10-QSB for the period ended March 31, 1998

******* Filed as an exhibit to the Company's Registration Statement on Form SB-2 (Registration No. 333-43258) on August 7, 2000

(B)      REPORTS ON FORM 8-K

         The Company filed a report on Form 8-K on May 16, 2000 under Item 5 regarding its completion of a $17,500,000 equity financing to three investors. No financial statements were filed with such report.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    SMARTSERV ONLINE, INC.
                                                        Registrant

                                                    By: /S/SEBASTIAN E. CASSETTA
                                                       -------------------------
                                                        Sebastian E. Cassetta
                                                        Chairman of the Board
                                                        Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature                                 Title                                  Date
         ---------                                 -----                                  ----
/S/ SEBASTIAN E. CASSETTA                 Chairman of the Board,                  October 11, 2000
---------------------------------------   Chief Executive Officer,
    Sebastian E. Cassetta                 Secretary and Director


/S/ MARIO F. ROSSI                        Senior Vice President and               October 11, 2000
---------------------------------------   Director
    Mario F. Rossi

/S/ ALAN BOZIAN                           Senior Vice President and               October 11, 2000
---------------------------------------   Chief Financial Officer
    Alan Bozian

/S/ THOMAS W. HALLER                      Vice President, Treasurer               October 11, 2000
---------------------------------------   and Chief Accounting Officer
    Thomas W. Haller

/S/                                       Director                                October ___, 2000
---------------------------------------
    Claudio Guazzoni

/S/                                       Director                                October ___, 2000
---------------------------------------
    Stephen Lawler

/S/ CHARLES KLOTZ                         Director                                October 11, 2000
---------------------------------------
    Charles Klotz

/S/ L. SCOTT PERRY                        Director                                October 11, 2000
---------------------------------------
    L. Scott Perry

/S/ ROBERT H. STEELE                      Director                                October 11, 2000
---------------------------------------
    Robert H. Steele

/S/ CATHERINE CASSEL TALMADGE             Director                                October 11, 2000
---------------------------------------
    Catherine Cassel Talmadge

/S/ CHARLES R. WOOD                       Director                                October 11, 2000
---------------------------------------
    Charles R. Wood

                                      -44-