Form 10KSB/A
period 2000-06-30
SMARTSERV ONLINE INC
filed 2000-10-30
CIK 1005698

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

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


                                    PART III

9.  Directors, Executive officers, Promoters and Control Persons:
     Compliance with Section 16(a) of the Exchange Act               __
10. Executive Compensation                                           __
11. Security Ownership of Certain Beneficial Owners and Management   __
12. Certain Relationships and Related Transactions                   __
13. Exhibits and Reports on Form 8-K                                 __

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

ITEM  8.      CHANGES  IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING
-------       AND FINANCIAL DISCLOSURE


None.


                                      -40

                                    PART III

ITEM 9.       DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
-------       COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth information with respect to the executive officers and directors of SmartServ Online, Inc.

Name                         Age       Position
----                         ---       --------
Sebastian E. Cassetta        51        Chief Executive Officer, Chairman of
                                       the Board and Class III Director
Alan G. Bozian               46        Executive Vice President and Chief Financial
                                       Officer
Mario F. Rossi               61        Executive Vice President of Operations and Class
                                       II Director
Thomas W. Haller, CPA        46        Senior Vice President, Treasurer and Chief
                                       Accounting Officer
Richard D. Kerschner         33        Senior Vice President, General Counsel and Secretary
John Montgomery              38        Senior Vice President of Financial Services
Robert Pearl                 32        Senior Vice President International Development
Claudio Guazzoni             36        Class I Director
Charles R. Klotz             58        Class II Director
Stephen Lawler               36        Class III Director
L. Scott Perry               51        Class I Director
Robert Steele                60        Class II Director
Catherine Cassel Talmadge    47        Class I Director
Charles R. Wood              58        Class III Director

SEBASTIAN E. CASSETTA has been Chief Executive Officer, Chairman of the Board and a director of the Company since its inception. Mr. Cassetta was also the Company's Treasurer and Secretary from its inception until March 1996 and September 2000, respectively. From June 1987 to August 1992, Mr. Cassetta was the President of Burns and Roe Securacom Inc., an engineering and large-scale systems integration firm. He is also a former Director, Managing Director and Vice President of Brinks Inc. At Brinks, he expanded international operations in over 15 countries and became the youngest person to be appointed Vice President in Brinks' 140 year history. Appointed by President Reagan and Department of Commerce Secretary Malcolm Baldridge, he served on both the U.S. Export Council and The Industry Sector Advisory Committee (ISAC) regarding GATT negotiations. He is a former member of the Board of Directors of The Young Presidents' Organization and the former Chairman of the New York Chapter.

ALAN G. BOZIAN joined the Company as Senior Vice President & Chief Financial Officer in May 2000. In October 2000, Mr. Bozian was promoted to Executive Vice President. Prior to joining the Company, he spent 24 years at UBS AG and its predecessor, Union Bank of Switzerland, a global integrated investment services firm. At UBS, Mr. Bozian rose through a series of senior trading management and treasury management positions including responsibility for its worldwide treasury activities as Global Treasurer.

MARIO F. ROSSI was Vice President of Operations of the Company from December 1994 to February 1998, Senior Vice President, Operations and Chief Technology Officer until October 2000 when he was promoted to Executive Vice President. In February 1998, Mr. Rossi was appointed a director of the Company. Mr. Rossi has business and operational management experience in the computer, telecommunications and security fields. He has an extensive background in product development, operations and technical marketing. From 1989 to 1994, Mr. Rossi was Vice President of Operations for MVS Inc., a fiber optic company specializing in wireless technology, and a General Manager at Pirelli from 1986 to 1988. From 1971 to 1986, he was Director of Development of Philips Medical Systems, in the U.S. as well as the Netherlands.

THOMAS W. HALLER, CPA joined the Company as Vice President, Treasurer and Chief Financial Officer in March 1996. He served as the Company's Chief Financial Officer until June 2000, when he became the Company's Chief Accounting Officer. In October 2000, Mr. Haller was promoted to Senior Vice President. From December 1992 to March 1996, Mr. Haller was a Senior Manager at Kaufman Greenhut Forman, LLP, a public accounting firm in New York City, where he was responsible for technical advisory services and the firm's quality assurance program. Prior thereto, he was a Senior Manager with Ernst & Young LLP, an international public accounting and consulting firm, where he had responsibility for client services and new business development in the firm's financial services practice.

RICHARD D. KERSCHNER joined the Company as Vice President and General Counsel in April 2000. In September 2000, Mr. Kerschner was elected Secretary of the Company and in October 2000 he was promoted to Senior Vice President. Prior thereto Mr. Kerschner was Managing Counsel at Omnipoint Communications, a leading wireless service provider, where he supervised a staff of attorneys and paralegals in Omnipoint's legal and regulatory affairs department. Mr. Kerschner joined Omnipoint in 1997 and worked on all aspects of its legal and regulatory issues, and had primary in-house responsibility for Omnipoint's corporate finance, mergers and acquisitions, joint ventures and strategic alliances, tax and general commercial litigation. Mr. Kerschner was in private practice with the law firm of McCann & McCann from 1994 to 1997.

JOHN MONTGOMERY joined the Company in April 2000 as Vice President of Financial Services with over 15 years of global and domestic securities experience. In October 2000, Mr. Montgomery was promoted to Senior Vice President. From January 1999 to January 2000 Mr. Montgomery was a Director of, and from April 1997 to January 1999 a Vice President of, SG Cowen Securities. Managing over 22 sales professionals, he provided account coverage to broker-dealers, money managers, mutual funds, insurance companies and commercial banks. Mr. Montgomery holds several NASD registrations, including General Securities Sales Supervisor. He has experience with equities, fixed-income, options and interest rate derivatives. Mr. Montgomery spent 5 years in institutional sales at UBS Securities, over 3 years in portfolio strategies for PaineWebber and 3 years with Merrill Lynch Capital Markets.

ROBERT PEARL joined the Company in September 1998 with over 7 years of wireless industry experience. He is responsible for developing the Company's wireless strategy and consummating relationships with key business and technology strategic alliances. In March 2000, Mr. Pearl was promoted to Vice President and in October 2000 to Senior Vice President. Mr. Pearl is a co-founder and former co-chairman of the WAP Forum's Developer Expert Group. Prior to joining the Company, Mr. Pearl was Project Manager for Wireless Information Services at Omnipoint from 1996 to 1998 and Marketing Liaison at AT&T Wireless (formerly McCaw Cellular Communications) from 1993 to 1996.

CLAUDIO GUAZZONI became a director of the Company on January 11, 1998. Since 1993, Mr. Guazzoni has been President of The Zanett Securities Corporation (now known as the Planet Zanett Internet Incubator) and Zanett Capital, Inc. providing financial and strategic consulting services to growth companies. Prior to joining the Zanett organization, Mr. Guazzoni was a Money Manager with Delphi Capital Management, Inc. (1992) and an associate with Salomon Brothers, Inc. from 1985 to 1991.

CHARLES R. KLOTZ became a director of the Company on May 15, 2000. Since 1985, Mr. Klotz has been a director of a number of private and public companies associated with David R. Barclay and Frederick H. Barclay. He was President and Chief Executive Officer of Gulf Resources & Chemical Corporation from 1985-1988 and he was Chairman and Chief Executive Officer of Gotaas Larsen Shipping Corporation from 1988-1997. Prior thereto, he was with Bank of Boston where he held a number of positions including Head of Corporate Banking in London and Deputy Head of Specialized Corporate Finance which covered acquisition finance and venture capital.

STEPHEN LAWLER was elected a director of the Company on December 28, 1999. He has been the Group Product Manager for the Mobile Internet Business Unit at Microsoft Corporation since April 1999. Mr. Lawler's experience includes all aspects of engineering including software development, program management, quality assurance and documentation. Additionally, he has directed product marketing teams, program management teams and engineering teams. From 1992 to April 1999, he worked for MapInfo Corporation where he was a member of the Executive Team, the Managing Director of Product Marketing and Product
Management and the Managing Director of Software Development and Product Development.

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

ROBERT STEELE was appointed a director of the Company on February 23, 1998. Since February 1998, Mr. Steele has been Vice Chairman of the John Ryan Company, an international bank support and marketing company. From 1992 to February 1998, Mr. Steele was a Senior Vice President of the John Ryan Company. Mr. Steele is the former President of Dollar Dry Dock Bank and a member of the Board of Directors of Moore Medical Corp., Scan Optics, Inc. Accent Color Sciences, Inc., NLC Insurance Companies, Inc. and the New York Mercantile Exchange.

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

CHARLES R. WOOD was appointed a director of the Company in September 1998. Mr. Wood was Senior Vice President of DTN and President of its Financial Services Division, from 1989 and 1986, respectively, until February 28, 2000.

The Company's officers are elected annually and serve at the discretion of the Board of Directors for one year subject to any rights provided by the employment agreements described below under "Executive Compensation -- Employment Agreements".

ITEM 10.      EXECUTIVE COMPENSATION
--------

The following table sets forth information concerning annual and long-term compensation, paid or accrued, for the Chief Executive Officer and for each other executive officer (the "Named Executive Officer") of the Company whose compensation exceeded $100,000 in fiscal 2000 for services in all capacities to the Company during the last three fiscal years.

                           SUMMARY COMPENSATION TABLE
                           --------------------------
                                 ANNUAL COMPENSATION               LONG-TERM COMPENSATION
                                 -------------------               ----------------------
                                                                                RESTRICTED    SECURITIES
NAME AND                     FISCAL                           OTHER ANNUAL         STOCK      UNDERLYING    ALL OTHER
PRINCIPAL POSITION            YEAR       SALARY       BONUS   COMPENSATION (1)   AWARDS (2)    OPTIONS     COMPENSATION
------------------            ----       ------       -----   ----------------   ----------    -------     ------------
Sebastian E. Cassetta        2000      $ 216,200   $241,300       $  9,750      $      --     23,000        $ 27,100(10)
Chief Executive              1999        155,000    116,414(3)       9,750        185,471(4)  92,000(6)       24,416(10)
Officer                      1998        125,000       --            9,750             --     37,500(7)           --(11)

Mario F. Rossi               2000        162,000    104,100          6,000             --     22,000              --(11)
Senior Vice                  1999        122,500     43,749(3)       6,000         61,824     67,500(8)           --(11)
President of Operations      1998         92,400       --            6,000             --     20,834(7)           --(11)

Thomas W. Haller             2000        112,250     21,300          6,000             --     79,000              --(11)
Treasurer                    1999         89,400      2,600          6,000             --     32,000(9)           --(11)
                             1998         77,700       --            6,000             --     15,000(7)           --(11)


(1) Amounts shown consist of a non-accountable expense allowance.

(2) The Named Executive Officers did not receive any LTIP Payouts in 2000, 1999 or 1998.

(3) Based on the closing price of $.75 on June 30, 1999 the date on which the bonus was earned. If such amount were calculated at $16.50, the closing price on December 28, 1999, the day immediately preceding the date of grant, the value of the common stock issued in satisfaction of the bonus obligation was $2,442,000 and $891,000 for Messrs. Cassetta and Rossi, respectively.

(4) On December 29, 1998, the Board of Directors approved the sale to Mr. Cassetta of 618,239 shares of restricted stock representing 9% of the fully diluted shares of common stock of the Company at that date. Compensation has been determined as the number of shares awarded to Mr. Cassetta times the closing price of the Company's common stock on December 29, 1998 ($2.50) less the consideration to be paid by Mr. Cassetta. At June 30, 2000, based upon the closing bid price ($70.5625) of the Company's common stock, the value of Mr. Cassetta's shares was $43,624,500. On October 13, 1999, the Board of Directors agreed to reprice the shares granted to Mr. Cassetta to $.75 per share, the fair value of the shares at that date. Through December 31, 1999, the purchase of this restricted stock was recorded as a variable award pursuant to Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". In accordance therewith, the Company's results of operations for the six months ended December 31, 1999 includes a noncash compensation charge of $11,727,000 for the change in the fair value of its common stock at December 31, 1999.

(5) On December 29, 1998, the Board of Directors approved the sale to Mr. Rossi of 206,080 shares of restricted stock representing 3% of the fully diluted shares of common stock of the Company at that date. Compensation has been determined as the number of shares awarded to Mr. Rossi times the closing price of the Company's common stock on December 29, 1998 ($2.50) less the consideration to be paid by Mr. Rossi. At June 30, 2000, based upon the closing bid price ($70.5625) of the Company's common stock, the value of Mr. Rossi's shares was $14,541,500. On October 13, 1999, the Board of Directors agreed to reprice the shares granted to Mr. Rossi to $.75 per share, the fair value of the shares at that date. Through December 31, 1999, the purchase of this restricted stock was recorded as a variable award pursuant to Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". In accordance therewith, the Company's results of operations for the six months ended December 31, 1999 includes a noncash compensation charge of $3,909,000 for the change in the fair value of its common stock at December 31, 1999.

(6) Includes options for the purchase of 37,500 shares which were canceled when repriced options to purchase a like number of shares were granted in lieu thereof.

(7) Such options were canceled when repriced options were granted in lieu thereof in fiscal 1999.

(8) Includes options for the purchase of 25,250 shares which were canceled when repriced options to purchase a like number of shares were granted in lieu thereof.

(9) Includes options for the purchase of 15,000 shares which were canceled when repriced options to purchase a like number of shares were granted in lieu thereof.

(10)Amounts represent premiums paid by the Company for life and disability insurance for the benefit of Mr. Cassetta.

(11)The aggregate amount of personal benefits not included in the Summary Compensation Table does not exceed the lesser of either $50,000 or 10% of the total annual salary and bonus paid to the Named Executive Officers.

STOCK OPTIONS

The following table sets forth information with respect to stock options granted to the Named Executive Officers during fiscal year 2000:

                          OPTION GRANTS IN FISCAL 2000
                            (INDIVIDUAL GRANTS) (1)
                            -----------------------

                               Number of           % of Total Options
                         Securities Underlying   Granted to Employees        Exercise      Expiration
Name                        Options Granted%        in Fiscal 2000            Price            Date
----                        ----------------        --------------            -----            ----
Sebastian E. Cassetta          15,000                                      $     .9375       10/12/09
                                8,000                     2.11%                49.50          5/29/10

Mario F. Rossi                 15,000                                      $     .9375       10/12/09
                                7,000                     2.02%                49.50          5/29/10

Thomas W. Haller               72,000                                      $     .9375       10/12/09
                                7,000                     7.24%                49.50          5/29/10

(1) No stock appreciation rights ("SARs") were granted to the Named Executive Officers during fiscal 2000.

The following table sets forth information as to the number of unexercised shares of common stock underlying stock options and the value of unexercised in-the-money stock options at fiscal year end:

              AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                      FISCAL YEAR END OPTION VALUE (1)(2)
                      -----------------------------------
                                                                    Number of
                                                               Unexercised Securities         Value of Unexercised
                                                                Underlying Options           In-The-Money Options
                                                                at Fiscal Year End           at Fiscal Year End
                           Shares Acquired    Value                 Exercisable/                 Exercisable/
Name                        on Exercise     Realized               Unexercisable                Unexercisable
----                        -----------     --------               -------------                -------------
Sebastian E. Cassetta              --          --                 27,250/50,250             $1,884,800/$3,097,700

Mario F. Rossi                     --          --                 21,125/43,125             $1,460,500/$2,652,300

Thomas W. Haller                   --          --                 16,000/95,000             $1,105,500/$6,266,000


(1) No SARs were granted to, or exercised by, the Named Executive Officers during fiscal 2000.

(2) Value is based on the last sale price of the Company's common stock as reported by the NASDAQ National Market on June 30, 2000 ($70.5625) less the exercise price of the option.

DIRECTORS' COMPENSATION

         Each Director who is not an officer or employee of the Company is reimbursed for his or her out-of-pocket expenses incurred in connection with attendance at meetings or other Company business. Prior to December 31, 1999, each non-employee director received a $1,000 fee for each meeting he or she attended. Commencing January 1, 2000, each non-employee director receives a $1,500 fee for each meeting he or she attends. Additionally, each committee member receives up to $1,000 per meeting attended.

      The Compensation Committee has the discretionary authority to grant options to non-employee directors. Pursuant to such authority, on October 13, 1999 it granted options to purchase 10,000 shares of common stock at a price of $.9375 to each non-employee director. The exercise price of each share of common stock under any option granted to a director was equal to the fair market value of a share of common stock on the date the option was granted.

EMPLOYMENT AGREEMENTS

The Company and Mr. Cassetta have entered into an employment agreement ("Cassetta Agreement"), effective January 1, 1999 and expiring on December 31, 2001, providing for (1) base compensation of $185,000 per annum, (2) additional compensation of up to 100% of base compensation and (3) the sale to him of 618,239 shares of restricted stock representing 9% of the fully diluted shares of common stock of the Company. Mr. Cassetta's additional compensation will be equal to 10% of his base compensation for each 10% increase in sales during the first year of the Cassetta Agreement, subject to a maximum of 100% of base compensation. In each subsequent year of the Cassetta Agreement, Mr. Cassetta will receive additional compensation equal to 5% of his base compensation for each 5% increase in sales, subject again to a maximum of 100% of base compensation. The purchase price ($2.20 per share) of the restricted stock was equal to 110% of the fair market value of the Company's common stock for the 30 days preceding the date of the stock purchase agreement ("Cassetta Stock Purchase Agreement") contemplated by the Cassetta Agreement. On October 13, 1999, the Board of Directors agreed to reprice the shares granted to Mr. Cassetta to $.75 per share, the fair market value of the shares at that date. $6,182.39 of the purchase price has been paid in cash and the balance by a 5 year, non-recourse promissory note, secured by the stock, at an interest rate of 6.75%, which is 1% below the prime rate on the date of the Cassetta Stock Purchase Agreement. The Cassetta Stock Purchase Agreement provides the Company with certain repurchase options and provides Mr. Cassetta with a put option in the event of the termination of his employment. In the event that Mr. Cassetta's employment is terminated without cause, Mr. Cassetta will receive a lump sum severance payment equal to his full base salary for the remaining term of the Cassetta Agreement, discounted to the present value using an 8% discount rate and continuing benefit coverage for the lesser of 12 months or the remaining term of the Cassetta Agreement. On December 28, 1999, the Board of Directors of the Company approved the payment to Mr. Cassetta in stock of the bonus payable to him for 1999 under his employment agreement. Pursuant thereto, in March 2000 the Company issued 148,000 shares of common stock to Mr. Cassetta.

The Company and Mr. Rossi have entered into an employment agreement ("Rossi Agreement"), effective January 1, 1999 and expiring on December 31, 2001, providing for (1) base compensation of $135,000 per annum, (2) additional compensation of up to 50% of base compensation and (3) the sale to him of 206,080 shares of restricted stock representing 3% of the fully diluted shares of common stock of the Company. Mr. Rossi's additional compensation will be equal to 5% of his base compensation for each 10% increase in sales during the first year of the Rossi Agreement, subject to a maximum of 50% of base compensation. In each subsequent year of the Rossi Agreement, Mr. Rossi will receive additional compensation equal to 2.5% of base compensation for each 5% increase in sales, subject again to a maximum of 50% of base compensation. The purchase price ($2.20 per share) of the restricted stock was equal to 110% of the fair market value for the 30 days preceding the date of the stock purchase agreement ("Rossi Stock Purchase Agreement") contemplated by the Rossi Agreement. On October 13, 1999, the Board of Directors agreed to reprice the shares granted to Mr. Rossi to $.75 per share, the fair market value of the shares at that date. $2,060.80 of the purchase price has been paid in cash and the balance by a 5 year, non-recourse promissory note, secured by the stock, at an interest rate of 6.75%, which is 1% below the prime rate on the date of the Rossi Stock Purchase Agreement. The Rossi Stock Purchase Agreement provides the Company with certain repurchase options and provides Mr. Rossi with a put option in the event of the termination of his employment. In the event that Mr. Rossi's employment is terminated without cause, Mr. Rossi will receive a lump sum severance payment equal to his full base salary for the remaining term of the Rossi Agreement, discounted to the present value using an 8% discount rate and continuing benefit coverage for the lesser of 12 months or the remaining term of the Rossi Agreement. On December 28, 1999, the Board of Directors of the Company approved the payment to Mr. Rossi in stock of the bonus payable to him for 1999 under his employment agreement. Pursuant thereto, in March 2000 the Company issued 54,000 shares of common stock to Mr. Rossi.

ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------

The following table sets forth, as of October 5, 2000, certain information with respect to the beneficial ownership of the Common Stock by (i) each person known by the Company to beneficially own more than 5% of the outstanding shares, (ii) each director of the Company, (iii) each Named Executive Officer and (iv) all executive officers and directors of the Company as a group. Except as otherwise indicated, each person listed below has sole voting and investment power with respect to the shares of Common Stock set forth opposite such person's name.

Name and Address of                        Amount and Nature of       Percent of
Beneficial Owner(1)                       Beneficial Ownership(2)    Outstanding Shares (3)
-------------------                       -----------------------    ----------------------
Sebastian E. Cassetta
c/o SmartServ Online, Inc.
Metro Center, One Station Place
Stamford, CT 06902                               890,991(4)                  15.16%

Steven Rosner
1220 Mirabeau Lane
Gladwyn, Pennsylvania 19035                      405,533                      6.97%

Mario F. Rossi
c/o SmartServ Online, Inc.
Metro Center, One Station Place
Stamford, CT 06902                               310,579(5)                   5.30%

TecCapital, Ltd.
c/o Berwick Management, Inc.
150 Federal Street, 19th Floor
Boston, MA 02110                                 303,030                      5.21%

Data Transmission Network Corporation
9110 West Dodge Road
Omaha, Nebraska 68114                            179,900(6)                   3.04%

Claudio Guazzoni                                 103,699(7)                   1.75%

L. Scott Perry                                    35,833(8)                    *

Catherine Cassel Talmadge                         35,816(8)                    *

Stephen Lawler                                    30,000(9)                    *

Robert H. Steele                                  24,166(10)                   *

Charles R. Wood                                   24,000(11)                   *

Charles R. Klotz                                  10,000(12)                   *

All executive officers and directors
as a group (18 persons)                        1,704,475(13)                 26.91%

 --------------------
*          Less than 1%

(1) Under the rules of the Securities and Exchange Commission (the "SEC"), addresses are only given for holders of 5% or more of the outstanding Common Stock of the Company.

(2) Under the rules of the SEC, a person is deemed to be the beneficial owner of a security if such person has or shares the power to vote or direct the voting of such security or the power to dispose or direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities if that person has the right to acquire beneficial ownership within 60 days of the date hereof. Except as otherwise indicated the named entities or individuals have sole voting and investment power with respect to the shares of Common Stock beneficially owned.

(3) Represents the number of shares of common stock beneficially owned as of October 5, 2000 by each named person or group, expressed as a percentage of the sum of all of the shares of such class outstanding as of such date and the number of shares not outstanding, but beneficially owned by such named person or group.

(4) Includes 61,999 shares of common stock subject to currently exercisable options. Also includes 2,051 shares held in trust for the benefit of Mr. Cassetta's wife.

(5) Includes 49,749 shares of common stock subject to currently exercisable options.

(6) Includes 100,000 shares of common stock subject to currently exercisable warrants.

(7) Includes 34,166 shares of common stock subject to currently exercisable options. Also includes 69,533 shares of common stock subject to currently exercisable warrants.

(8) Includes 35,000 shares of common stock subject to currently exercisable options.

(9) Represents 30,000 shares of common stock subject to currently exercisable options.

(10)Includes 20,000 shares of common stock subject to currently exercisable options.

(11)Includes 10,000 shares of common stock subject to currently exercisable options.

(12)Represents 10,000 shares of common stock subject to currently exercisable options. Does not include 303,031 shares beneficially owned by TecCapital, Ltd. of which Mr. Klotz is a director. Mr. Klotz disclaims beneficial ownership of these shares.

(13)Includes 2,051 shares held in trust for the benefit of Mr. Cassetta's wife, and 507,154 shares of common stock subject to currently exercisable options and warrants issued to all executive officers and directors.

CHANGES IN CONTROL

The Company and each of Sebastian J. Cassetta and Stephen Francesco (former President of the Company) have entered into an agreement with Zanett Capital, Inc. ("Zanett") dated September 29, 1997, as subsequently amended, which provides, among other things, that for a period of five years, upon default under the prepaid warrants, the Company will, at the request of Zanett, appoint such number of designees of Zanett to its Board of Directors so that the designees of Zanett will constitute a majority of the members of the Board of Directors of the Company. Further, Messrs. Cassetta and Francesco have agreed to vote their shares of common stock, representing approximately 15.17% of the outstanding stock of the Company, in favor of the designees of Zanett Capital, Inc., at each Annual Meeting of Stockholders of the Company at which directors are elected.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Pursuant to Section 16 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), officers, directors and holders of more than 10% of the outstanding shares of the Company's Common Stock ("Reporting Persons") are required to file periodic reports of their ownership of, and transactions involving, the Company's Common Stock with the SEC. Based solely upon a review of copies of such reports received by the Company, the Company believes that its Reporting Persons have complied with all Section 16 filing requirements applicable to them with respect to the Company's fiscal year ended June 30, 2000, except for the following:

         Stephen Lawler and Charles R. Klotz, each a director of the Company, and Alan G. Bozian, an officer of the Company, each filed a late Initial Statement of Beneficial Ownership of Securities on Form 3 when Messrs. Lawler and Klotz became directors of the Company and Mr. Bozian became an officer of the Company. Mr. Bozian's Form 3 also reflected the receipt of certain stock options. Charles R. Wood filed a late Statement of Changes of Beneficial Ownership on Form 4, reflecting the receipt of certain stock options and the acquisition and contemporaneous and disposition (by gift) of stock in the Company. Sebastian E. Cassetta and Mario F. Rossi, each an officer and director of the Company, Thomas W. Haller, Richard D. Kerschner, John Montgomery and Robert Pearl, each an officer of the Company, and Claudio Guazzoni, Charles R. Klotz and Stephen Perry, each a director of the Company, each failed to file an Annual Statement of Beneficial Ownership of Securities on Form 5, which were to reflect the receipt of certain stock options. Additionally, the Forms of Messrs. Cassetta, Rossi, Montgomery and Pearl each were to reflect a single acquisition of common stock.

ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On June 24, 1999, the Company and Data Transmission network ("DTN") entered into an agreement that amended the Software License and Service Agreement dated April 23, 1998. In consideration of the receipt of $5.175 million, the Company granted DTN an exclusive perpetual worldwide license to the Company's Internet-based (1) real-time stock quote product, (2) online trading vehicle for customers of small and medium sized brokerage companies, (3) administrative reporting package for brokers of small and medium sized brokerage companies and (4) order entry/routing system. Additionally, the Company received $324,000 in exchange for an agreement to issue warrants to purchase 300,000 shares of the Company's common stock at an exercise price of $8.60 per share. the Company has agreed to continue to operate these products and provide maintenance and enhancement services in exchange for a percentage of the revenues earned by DTN therefrom. The cost of the Company's commitment to provide such maintenance and enhancement services is limited to a maximum of 20% of the revenues earned by the Company. Charles R. Wood, a director of the Company, was until February 28, 2000, Senior Vice President of DTN and President of its Financial Services Division.

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

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K
-------

(A)      INDEX TO EXHIBITS

EXHIBIT           DESCRIPTION
-------           -----------

3.1            Amended  and  Restated  Certificate  of   Incorporation  of  the
               Company**
3.2 Certificate of Amendment to the Amended and Restated Certificate of Incorporation filed on June 1, 1998*
3.3 Certificate of Amendment to the Amended and Restated Certificate of Incorporation filed on October 16, 1998*
3.4            By-laws of the Company, as amended**
4.1            Specimen Certificate of the Company's Common Stock**
4.2 Stock Purchase Agreement, dated May 12, 2000, between the Company and TecCapital, Ltd., The Abernathy Group and Conseco Equity Fund
               *******
4.3 Note Purchase Agreement, dated September 28, 2000, between the Company and Hewlett-Packard Company+
4.4 Registration Rights Agreement, dated September 28, 2000, between the Company and Hewlett-Packard Company +
4.5 Convertible Secured U.S. $20,000,000 Promissory Note, dated September 28, 2000, between the Company and Hewlett-Packard Company+
10.1 Information Distribution License Agreement dated as of July 18, 1994 between the Company and S&P ComStock, Inc. **
10.2 New York Stock Exchange, Inc. Agreement for Receipt and Use of Market Data dated as of August 11, 1994 between the Company and the New York Stock Exchange, Inc. **
10.3 The Nasdaq Stock Market, Inc. Vendor Agreement for Level 1 Service and Last Sale Service dated as of September 12, 1994 between the Company and The Nasdaq Stock Exchange, Inc. ("Nasdaq") **
10.4 Amendment to Vendor Agreement for Level 1 Service and Last Sale Service dated as of October 11, 1994 between the Company and Nasdaq **
10.5 Lease Agreement dated as of March 4, 1994, between the Company and One Station Place, L.P. regarding the Company's Stamford, Connecticut, offices **
10.6 Lease Modification and Extension Agreement, dated February 6, 1996, between the Company and One Station Place, L.P. regarding the Company's Stamford, Connecticut, offices ***
10.7 Second Lease Modification and Extension Agreement, dated June 29, 2000, between the Company and One Station Place, L.P. regarding the Company's Stamford, Connecticut, offices +
10.8           Form of 1996 Stock Option Plan *****
10.9           Form of 1999 Stock Option Plan *******
10.10          Form of 2000 Stock Option Plan +
10.11 Asset Purchase and Software License and Service Agreements between SmartServ Online, Inc. and Data Transmission Network Corporation, dated April 23, 1998******
10.12 Amendment to the Software and License Agreement between SmartServ Online, Inc. and Data Transmission Network Corporation, dated June 24, 1999. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to an order by the Securities and Exchange Commission, dated December 2, 1999, granting confidential treatment under the Securities Exchange Act of 1934 and the omitted portions have been filed separately with the Securities and Exchange Commission *
10.13 Letter agreement dated August 26, 1999, amending the Amendment to the Software and License Agreement between SmartServ Online, Inc. and Data Transmission Network Corporation, dated June 24, 1999. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to an order by the Securities and Exchange Commission, dated December 2, 1999, granting confidential treatment under the Securities Exchange Act of 1934 and the omitted portions have been filed separately with the Securities and Exchange Commission *

10.14          Amended  and  Restated  Employment  Agreement  between  SmartServ
               Online, Inc. and Sebastian E. Cassetta, dated January 1, 1999 *
10.15          Restricted Stock Purchase  Agreement  between  SmartServ  Online,
               Inc. and Sebastian E. Cassetta, dated December 29, 1999 *
10.16          Employment  Agreement between SmartServ Online, Inc. and Mario F.
               Rossi, dated January 1, 1999 *
10.17          Restricted Stock Purchase  Agreement  between  SmartServ  Online,
               Inc. and Mario F. Rossi, dated December 29, 1999 *
10.18          Amended  Restricted Stock Purchase  Agreement  between  SmartServ
               Online,  Inc. and Sebastian E. Cassetta,  dated December 31, 1999
               *******
10.19          Amended  Promissory  Note  between  SmartServ  Online,  Inc.  and
               Sebastian E. Cassetta, dated January 4, 2000 *******
10.20          Amended Security  Agreement between  SmartServ  Online,  Inc. and
               Sebastian E. Cassetta, dated January 4, 2000 *******
10.21          Amended  Restricted Stock Purchase  Agreement  between  SmartServ
               Online, Inc. and Mario F. Rossi, dated December 31, 1999 *******
10.22          Amended Promissory Note between SmartServ Online,  Inc. and Mario
               F. Rossi, dated January 4, 2000 *******
10.23          Amended Security  Agreement between  SmartServ  Online,  Inc. and
               Mario F. Rossi, dated January 4, 2000 *******
10.24          Employment  Agreement between SmartServ Online,  Inc. and Alan G.
               Bozian, dated May 29, 2000 *******
10.25          Restricted Stock Purchase  Agreement  between  SmartServ  Online,
               Inc. and Robert W. Pearl, dated October 13, 1999 +
10.26          Promissory  Note  between  SmartServ  Online,  Inc. and Robert W.
               Pearl, dated January 31, 2000 +
10.27          Security  Agreement between SmartServ Online,  Inc. and Robert W.
               Pearl, dated January 31, 2000 +
23.2           Consent of Ernst & Young LLP+
27             Financial Data Schedule +



+ Filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2000

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

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    SMARTSERV ONLINE, INC.
                                                        Registrant


October 30, 2000                                   By: /s/ Sebastian E. Cassetta
                                                       -------------------------
                                                        Sebastian E. Cassetta
                                                        Chairman of the Board
                                                        Chief Executive Officer