Form 10QSB
period 2000-09-30
SMARTSERV ONLINE INC
filed 2000-11-14
CIK 1005698

================================================================================


                                   FORM 10-QSB

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000
                                               ------------------

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

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE)
         YES                 NO      X
              --------            --------

THE NUMBER OF SHARES OF COMMON STOCK, $.01 PAR VALUE, OUTSTANDING AS OF NOVEMBER 10, 2000 WAS 5,842,145.

================================================================================

                             SMARTSERV ONLINE, INC.

                                   FORM 10-QSB

                                      INDEX

PART 1.       FINANCIAL INFORMATION

Item 1.       Financial Statements
              Balance Sheets - June 30, 2000 and September 30, 2000 (unaudited)...................................2

              Statements of Operations - three months ended September 30, 2000 and 1999 (unaudited)................................................................................4

              Statement of Changes in Stockholders' Equity - three months ended September 30, 2000 (unaudited)................................................................5

              Statements of Cash Flows - three months ended September 30, 2000 and
              1999 (unaudited)....................................................................................6

              Notes to Unaudited Financial Statements.............................................................7

Item 2.       Management's Discussion and Analysis of Financial Condition

              and Results of Operations..........................................................................12


PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings..................................................................................16

Item 2.       Changes in Securities and Use of Proceeds..........................................................16

Item 6.       Exhibits and Reports on Form 8-K...................................................................17

              Signatures.........................................................................................18

                             SMARTSERV ONLINE, INC.

                                 BALANCE SHEETS

                                                                             SEPTEMBER 30,              JUNE 30,
                                                                                 2000                     2000
                                                                          --------------------     -------------------
                                                                              (UNAUDITED)

ASSETS
Current assets
   Cash and cash equivalents                                                $   21,668,505         $      24,016,345
   Accounts receivable                                                             129,006                   236,498
   Prepaid expenses                                                                330,548                   213,956
                                                                          --------------------     -------------------
Total current assets                                                            22,128,059                24,466,799
                                                                          --------------------     -------------------

Property and equipment, net                                                        858,859                   687,439

Other assets

   Capitalized software development costs,
      net of accumulated amortization of $639,397 at
      September 30, 2000 and $412,236 at June 30, 2000                           1,408,320                 1,475,212
   Security deposits                                                               200,374                    73,374
   Deferred financing costs                                                        200,000                        --
                                                                          --------------------     -------------------
                                                                                 1,808,694                 1,548,586
                                                                          --------------------     -------------------

Total Assets                                                                $   24,795,612           $    26,702,824
                                                                          ====================     ===================

                             SMARTSERV ONLINE, INC.

                                 BALANCE SHEETS

                                                                             SEPTEMBER 30,              JUNE 30,
                                                                                 2000                     2000
                                                                          --------------------     -------------------
                                                                              (UNAUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Accounts payable                                                          $    1,359,970          $     1,482,019
   Accrued liabilities                                                              984,903                1,097,289
                                                                          --------------------     -------------------
Total current liabilities                                                         2,344,873                2,579,308
                                                                          --------------------     -------------------

Deferred revenues                                                                 3,543,350                4,141,579

COMMITMENTS AND CONTINGENCIES - NOTE 8

STOCKHOLDERS' EQUITY
Preferred stock - $0.01 par value
   Authorized - 1,000,000 shares
   Issued and outstanding - None
Common stock - $.01 par value
   Authorized - 40,000,000 shares
   Issued and outstanding - 5,814,840 shares at September 30,
      2000 and 5,576,894 shares at June 30, 2000                                     58,148                   55,768
Additional paid-in capital                                                       72,035,614               75,842,858
Notes receivable from officers                                                     (666,841)                (666,841)
Unearned compensation                                                            (2,039,029)              (2,310,284)
Accumulated deficit                                                             (50,480,503)             (52,939,564)
                                                                          --------------------     -------------------
Total stockholders' equity                                                       18,907,389               19,981,937
                                                                          --------------------     -------------------

Total Liabilities and Stockholders' Equity                                  $    24,795,612          $    26,702,824
                                                                          ====================     ===================

See accompanying notes.

                             SMARTSERV ONLINE, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                          THREE MONTHS
                                                                                       ENDED SEPTEMBER 30
                                                                            ------------------------------------------
                                                                                   2000                  1999
                                                                            -------------------    -------------------
Revenues                                                                      $    1,013,528         $      808,292
                                                                            -------------------    -------------------
Costs and expenses:
   Costs of services                                                              (1,010,710)              (232,866)
   Product development expenses                                                     (417,776)               (46,845)
   Selling, general and administrative
         expenses                                                                 (2,138,811)              (582,314)
   Stock-based compensation                                                        4,661,402               (272,951)
                                                                            -------------------    -------------------
Total costs and expenses                                                           1,094,105             (1,134,976)
                                                                            -------------------    -------------------
Income (loss) from operations                                                      2,107,633               (326,684)

Interest income                                                                      351,428                 11,017
                                                                            -------------------    -------------------

Net income (loss)                                                             $    2,459,061         $     (315,667)
                                                                            ===================    ===================

Basic earnings (loss) per share                                               $         0.47         $        (0.23)
                                                                            ===================    ===================

Diluted earnings (loss) per share                                             $         0.27         $        (0.23)
                                                                            ===================    ===================

Weighted average shares outstanding - basic                                        5,296,859              1,368,046
                                                                            ===================    ===================

Weighted average shares outstanding - diluted                                      9,091,970              1,368,046
                                                                            ===================    ===================

See accompanying notes.

                             SMARTSERV ONLINE, INC.

                STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                      THREE MONTHS ENDED SEPTEMBER 30, 2000
                                   (UNAUDITED)

                                                          NOTES
                                   COMMON STOCK        RECEIVABLE      ADDITIONAL
                                               PAR        FROM          PAID-IN         UNEARNED       ACCUMULATED
                                 SHARES       VALUE     OFFICERS        CAPITAL       COMPENSATION       DEFICIT
                               ----------- ----------- ------------- ---------------- -------------- ----------------
Balances at June 30, 2000      5,576,894    $ 55,768    $(666,841)   $ 75,842,858      $(2,310,284)    $(52,939,564)

Amortization of unearned
  compensation                                                                             331,255

Issuance of warrants to
   purchase 50,000 shares of
   common stock for consulting
   services                                                                60,000          (60,000)

Issuance of common stock
   upon exercise of warrants
   to purchase common stock      237,946       2,380                    1,125,413

Change in market value of
  employee stock options                                               (4,992,657)

Net income for the period                                                                                 2,459,061
                               ----------- ----------- ------------- ---------------- -------------- ----------------

Balances at September 30, 2000 5,814,840    $ 58,148    $(666,841)    $72,035,614      $(2,039,029)    $(50,480,503)

                               =========== =========== ============= ================ ============== ================

See accompanying notes.

                                              SMARTSERV ONLINE, INC.
                                             STATEMENTS OF CASH FLOWS
                                                    (UNAUDITED)

                                                                                          THREE MONTHS
                                                                                       ENDED SEPTEMBER 30
                                                                            -----------------------------------------
                                                                                   2000                  1999
                                                                            -------------------    ------------------
OPERATING ACTIVITIES
Net income (loss)                                                            $     2,459,061         $    (315,667)
Adjustments to reconcile net income (loss) to net cash
    used for operating activities:
       Depreciation and amortization                                                 322,844                96,266
       Noncash compensation                                                       (4,661,402)              272,951
       Amortization of deferred revenues                                            (598,229)             (414,156)
       Changes in operating assets and liabilities
          Accounts receivable                                                        107,492                79,427
          Prepaid expenses                                                          (116,592)                9,485
          Accounts payable and accrued liabilities                                  (434,435)             (500,554)
          Security deposit                                                          (127,000)                1,460
                                                                            -------------------    ------------------
    Net cash used for operating activities                                        (3,048,261)             (770,788)
                                                                            -------------------    ------------------

INVESTING ACTIVITIES
Purchase of equipment                                                               (267,103)              (24,385)
Capitalization of software development costs                                        (160,269)             (244,225)
                                                                            -------------------    ------------------
    Net cash used for investing activities                                          (427,372)             (268,610)
                                                                            -------------------    ------------------

FINANCING ACTIVITIES
Repayment of capital lease obligation                                                     --               (22,710)
Issuance of common stock                                                           1,127,793                    --
                                                                            -------------------    ------------------
    Net cash provided by (used for) financing activities                           1,127,793               (22,710)
                                                                            -------------------    ------------------

Decrease in cash and cash equivalents                                             (2,347,840)           (1,062,108)
Cash and cash equivalents - beginning of period                                   24,016,345             2,165,551
                                                                            -------------------    ------------------

Cash and cash equivalents - end of period                                    $    21,668,505         $   1,103,443
                                                                            ===================    ==================

See accompanying notes.

                             SMARTSERV ONLINE, INC.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2000

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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION
---------------------
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, the instructions of Form 10-QSB and Rule 310 of Regulation SB and, therefore, do not include all information and notes necessary for a presentation of results of operations, financial position and cash flows in conformity with generally accepted accounting principles. The balance sheet at June 30, 2000 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended June 30, 2000. In the opinion of the Company, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been made. Results of operations for the three months ended September 30, 2000 are not necessarily indicative of those expected for the period ending December 31, 2000.

USE OF ESTIMATES
----------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

REVENUE RECOGNITION
-------------------
Revenues are recognized as services are provided. Deferred revenues, resulting from customer prepayments, are recognized as services are provided throughout the term of the agreement. Deferred revenues resulting from our agreement with Data Transmission Network Corporation ("DTN") have been amortized over the anticipated future revenue stream, a period of 42 months, commencing June 1, 1999. We have amended our agreement with DTN such that, effective September 1, 2000, Smartserv will perform maintenance and enhancement services through December 2000 and provide operational support through August 2001. Therefore, commencing September 1, 2000, deferred revenues are being amortized to income over the period through August 2001.

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

STOCK BASED COMPENSATION
------------------------
We maintain several stock option plans for employees and non-employee directors that provide for the granting of stock options for a fixed number of shares with an exercise price equal to the fair value of the shares at the date of grant. We account for these stock compensation plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). Accordingly, compensation expense is recognized to the extent that the fair value of the stock exceeds the exercise price of the option at the measurement date. Certain options, which have been repriced, are subject to the variable plan requirements of APB No. 25, that requires us to record compensation expense for changes in the fair value of our common stock.

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

RECLASSIFICATIONS
-----------------
Certain amounts in the 1999 presentation have been reclassified to conform to the 2000 presentation.

3.   PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                                              SEPTEMBER 30,             JUNE 30,
                                                                                   2000                    2000
                                                                            -------------------      -----------------
   Data processing equipment                                                $     1,257,387          $     1,109,828
   Data processing equipment purchased under a capital lease                        246,211                  246,211
   Office furniture and equipment                                                   138,984                   81,140
   Display equipment                                                                 71,335                    9,635
   Leasehold improvements                                                            36,678                   36,678
                                                                            -------------------      -----------------

                                                                                  1,750,595                1,483,492
   Accumulated depreciation, including $168,244 at September
     30, 2000 and $155,933 at June 30, 2000 for equipment
     purchased under a capital lease                                               (891,736)                (796,053)
                                                                            -------------------      -----------------
                                                                            $       858,859          $       687,439
                                                                            ===================      =================

4.   NOTE PAYABLE

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

5.   EQUITY TRANSACTIONS

During the period ended September 30, 2000, we issued 237,946 shares of common stock to certain investors at prices ranging from $2.63 to $14.64 per share upon exercise of warrants to purchase such shares. Net proceeds from the exercise of these warrants were $1,127,793.

During the period ended September 30, 2000, we issued warrants to purchase 50,000 shares of our common stock to a financial consultant as partial consideration for services to be rendered to SmartServ. The warrants have an exercise price of $49.50 per share and expire in April 2003.

6.   STOCK-BASED COMPENSATION

In connection with the grant of certain stock options, warrants and other compensation arrangements, we have recorded adjustments, both credits and charges, to earnings that are noncash in nature. Certain of these grants are subject to the variable plan requirements of APB No. 25 that require us to adjust compensation expense for changes in the fair value of our common stock.

The following table shows the amount of stock-based compensation that would have been recorded in the categories of the statement of operations had stock-based compensation not been separately stated therein:

                                                                   THREE MONTHS ENDED SEPTEMBER 30
                                                               ----------------------------------------
                                                                     2000                  1999
                                                               ------------------    ------------------
Costs of revenues                                              $    (1,112,161)       $           --

Selling, general and administrative expenses                        (3,549,241)              272,951
                                                               ------------------    ------------------
                                                               $    (4,661,402)       $      272,951
                                                               ==================    ==================

7.   EARNINGS PER SHARE

The following  table sets forth the  computation  of basic and diluted  earnings
(loss) per share:

                                                                   THREE MONTHS ENDED SEPTEMBER 30
                                                               ----------------------------------------
                                                                     2000                  1999
                                                               ------------------    ------------------
Numerator:
   Net income (loss)                                           $    2,459,061        $       (315,667)
                                                               ==================    ==================
Denominator:
   Weighted average shares - basic                                  5,296,859               1,368,046
                                                               ==================    ==================
   Weighted average shares - diluted                                9,091,970               1,368,046
                                                               ==================    ==================
Basic earnings (loss) per common share                         $        0.47         $          (0.23)
                                                               ==================    ==================
Diluted earnings (loss) per common share                       $        0.27         $          (0.23)
                                                               ==================    ==================

At September 30, 2000, $612,000 of our Prepaid Warrants were outstanding. At that date, the Prepaid Warrants were convertible into 437,142 shares of common stock. Additionally, there were warrants to purchase 2,572,815 shares of our common stock outstanding. Such warrants have exercise prices ranging from $0.60 to $72.00 per share and expire from March 2001 through January 2005. Based on the closing sale price ($35.75) of our common stock at September 30, 2000, there were, exclusive of the Prepaid Warrants, currently exercisable in-the-money warrants outstanding for the purchase of 2,522,000 shares of common stock. Additionally, we have established several employee stock option plans and granted options thereunder to our employees, directors, and consultants. These options are intended to qualify as incentive stock options within the meaning of
Section 422 of the Internal Revenue Code, as amended, or as nonqualified stock options. The options are partially exercisable after one year from date of grant and no options may be granted after May 29, 2010. At September 30, 2000, there were options outstanding for the purchase of 1,322,781 shares of our common stock.

8.   COMMITMENTS AND CONTINGENCIES

On or about June 4, 1999, Michael Fishman, our former Vice President of Sales, commenced an action against us, Sebastian E. Cassetta (our Chairman of the Board and Chief Executive Officer), Steven Francesco (our former President) and four others in the Connecticut Superior Court for the Judicial District of Stamford/Norwalk at Stamford alleging breach of contract, breach of duty of good faith and fair dealing, fraudulent misrepresentation, negligent misrepresentation, intentional misrepresentation and failure to pay wages. The defendants have answered the complaint and filed counterclaims for fraudulent inducement and breach of contract. Plaintiff has responded to the counterclaim, and in compliance with direction from the court, has filed an amended complaint. Although we are vigorously defending this action, there can be no assurance that we will be successful.

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

9.   SUBSEQUENT EVENTS

Subsequent to September 30, 2000, we issued 27,305 shares of common stock to employees upon the exercise of options to purchase such shares. Proceeds from the exercise of these options were $28,385.

On November 3, 2000, the Board of Directors increased the number of shares available for issuance under the 2000 Employee Stock Option Plan by 600,000 to a maximum of 1,525,000. Additionally, the Board authorized the issuance of options to purchase 638,750 shares to employees and to non-employee directors at $19.00 per share, the fair value of the common stock at that date.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
------   OF OPERATIONS



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

Management believes that most of SmartServ's revenues will be derived from consumers who purchase its services through Strategic Marketing Partners. SmartServ anticipates that Strategic Marketing Partners will brand its information and transaction services with their own private label and promote and distribute SmartServ's packaged offering to their clients. SmartServ has the ability to customize the information package to be offered to each Strategic Marketing Partner, by device.

Management anticipates that staffing requirements associated with the implementation of its plan of operation will result in the addition of a minimum of twenty-five people during the period ending June 30, 2001. Such personnel will be added to assist primarily with the programming requirements of Strategic Marketing Partners' product offerings, for customer support and sales and marketing.

RESULTS OF OPERATIONS

QUARTER ENDED SEPTEMBER 30, 2000 VERSUS QUARTER ENDED SEPTEMBER 30, 1999

During the quarters ended September 30, 2000 and 1999, the Company's revenues were $1,013,528 and $808,292, respectively. Substantially all of such revenues were obtained from the Company's licensing agreement with Data Transmission Network Corporation ("DTN"). During the quarters ended September 30, 2000 and 1999, we recognized $598,200 and $414,200, respectively, from the amortization of deferred revenues associated with this agreement.

During the quarter ended September 30, 2000, the Company incurred costs of services of $1,010,710. Such costs consisted primarily of systems consultants ($598,000), information and communication costs ($122,700), personnel costs ($236,200) and computer hardware lease, depreciation and maintenance costs ($53,400). During the quarter ended September 30, 1999, the Company incurred costs of services of $232,866. Such costs consisted primarily of information and communication costs ($48,400), personnel costs ($55,800) and computer hardware lease, depreciation and maintenance costs ($84,600). Product development costs were $417,776 and $46,845 for the quarters ended September 30, 2000 and 1999, respectively. During the quarter ended September 30, 2000, such costs consisted primarily of the amortization of capitalized software development costs related to certain product enhancements in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" ("Statement 86") ($227,200) and personnel costs ($182,900). During the quarter ended September 30, 1999, such costs consisted primarily of the amortization of capitalized software development costs related to certain product enhancements. During the quarters ended September 30, 2000 and 1999, the Company capitalized $160,300 and $244,200, respectively, of development costs in accordance with Statement 86.

During the quarter ended September 30, 2000, the Company incurred selling, general and administrative expenses of $2,138,811 vs. $582,314 for the quarter ended September 30, 1999. Such costs were incurred primarily for personnel costs ($1,208,300), marketing and advertising costs ($79,200), professional fees ($578,700), and facilities ($54,900). Selling, general and administrative expenses for the quarter ended September 30, 1999 were incurred primarily for personnel costs ($202,700), marketing and advertising costs ($76,400), professional fees ($177,500), facilities ($50,000) and telecommunications costs ($17,000).

During the quarter ended September 30, 2000, noncash credits for stock-based compensation amounted to $4,661,402 compared to noncash charges of $272,951 for the quarter ended September 30, 1999. In 2000, such noncash adjustments were primarily related to personnel costs resulting from the valuation of stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). Certain options are subject to the variable plan requirements of APB No. 25, as they were repriced, and therefore, compensation adjustments are recognized for changes in the fair value of common stock during reporting dates. In 1999, such noncash charges resulted primarily from the amortization of costs ascribed to common stock purchase warrants previously issued to financial consultants.

Interest income for the quarters ended September 30, 2000 and 1999 amounted to $351,428 and $11,017, respectively. Such amounts were earned primarily from the Company's investments in short-tern commercial paper and cash balances.

CAPITAL RESOURCES AND LIQUIDITY

In June 1999, SmartServ and DTN entered into a License Agreement that amended their previous agreement. In consideration of the receipt of $5.175 million, we granted DTN an exclusive perpetual worldwide license to our Internet-based (1) real-time stock quote product, (2) online trading vehicle for customers of small and medium sized brokerage companies, (3) administrative reporting package for brokers of small and medium sized brokerage companies and (4) order entry/routing system. Additionally, we received $324,000 in exchange for an agreement to issue warrants to purchase 300,000 shares of our common stock at an exercise price of $8.60 per share. In November 2000, we amended the License Agreement to provide that in consideration for a copy of the application source code, Data Transmission Network will return both the domestic and international marketing rights of the software applications to SmartServ. As part of our strategy for providing information and transaction capabilities with device independence, SmartServ will be able to market these applications in both wireline and wireless platforms in conjunction with Strategic Marketing Partners worldwide. Pursuant to this amendment, SmartServ will continue to perform maintenance and enhancement services through December 2000, and provide operational support through August 2001. Revenues earned by SmartServ pursuant to this amendment will be $83,000 per month through August 2001.

In November 1998, we completed a financing for $550,000. We sold five and one-half (5.5) units, each consisting of a secured convertible 8% note in the principal amount of $100,000 and warrants to purchase common stock. The notes and the warrants were initially convertible and exercisable, respectively, at $.60 per share of common stock. Such notes were repaid in June 1999.

In July 1999, we entered into an agreement with Arnhold & S. Bleichroeder, Inc. ("ASB") to settle our obligation to ASB pursuant to the default provisions of the Prepaid Warrants. In accordance with that agreement, we paid ASB $325,000 to redeem the Prepaid Warrants held by them and issued 180,000 shares of common stock in full settlement of all obligations.

In January 2000, America First Associates Corp., acting as placement agent for SmartServ, completed a private placement of 233,000 shares of common stock at $15.00 per share. We also completed a private placement of an additional 100,000 shares of common stock at $15.00 per share without the services of a placement agent. The net proceeds of the two placements were used for general working capital requirements.

During the year ended June 30, 2000, we issued 1,855,509 shares of common stock to investors upon the exercise of warrants to purchase such shares. Proceeds from the exercise of these warrants were $3,650,200. Additionally, we received $1,127,800 from the exercise of warrants to purchase 237,946 shares of our common stock during the period quarter ended September 30, 2000.

In May 2000, Chase Securities Inc., acting as placement agent for SmartServ, completed a private placement of 353,535 shares of common stock at $49.50 a share. The net proceeds of the placement of $16,750,000 were used for general working capital requirements.

In May 2000, we entered into a Business Alliance Agreement with Hewlett Packard Company whereby the companies agreed to jointly market their products and services, and to work on the build-out of SmartServ's domestic and international infrastructure. In furtherance of these objectives Hewlett-Packard will provide us with up to $20,000,000 in secured financing for the acquisition of approved hardware, software and services, subject to SmartServ's continuing compliance with certain financial covenants. The debt is evidenced by a note, bearing an interest rate of 11%, with a three year maturity and may be converted into our common stock at $33.56 per share.

At September 30, 2000, we have 1,725,000 public warrants (SSOLW) and 300,000 warrants with terms identical to the public warrants outstanding. These warrants are currently convertible into our common stock at the ratio of one warrant per
 .5174  share of common  stock at an  exercise  price of $7.73 per  share.

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

While we reported net income from operations of $2,107,600 for the quarter ended September 30, 2000, our net loss from operations exclusive of stock-based compensation costs was $2,553,800. Cash used in operations was $3,048,300, while cash used for investing activities was $427,400.

We are currently involved in two lawsuits. Although we are vigorously defending these actions, there can be no assurance that we will be successful. The unfavorable outcome of either of these actions could have a material adverse effect on our financial condition and cash flows. See Note 8 of the Notes to Unaudited Financial Statements for a more detailed discussion of these actions.

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

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS
----------------------------------------------
Forward-looking statements in this document and those made from time-to-time by our employees are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements concerning future plans or results are necessarily only estimates and actual results could differ materially from expectations. Certain factors that could cause or contribute to such differences include, and are not limited to, potential fluctuations in quarterly results, the size and timing of awards and performance on contracts, dependence on large contracts and a limited number of customers, dependence on wireless and/or internet networks of third-parties for certain products and services, lengthy sales and implementation cycles, changes in management's estimates incident to accounting for contracts, availability and cost of key components, market acceptance of new or enhanced products and services, proprietary technology and changing technology, competitive conditions, system performance, management of growth, the risk that our current and future products and services may contain errors or be affected by technical problems that would be difficult and costly to detect and correct, dependence on key personnel and general economic and political conditions and other factors affecting spending by customers, and other risks described in this Quarterly Report on Form 10-QSB and our other filings with the Securities and Exchange Commission.

PART 2.  OTHER INFORMATION

                             SMARTSERV ONLINE, INC.

ITEM 1.    LEGAL PROCEEDINGS

On or about June 4, 1999, Michael Fishman, our former Vice President of Sales, commenced an action against us, Sebastian E. Cassetta (our Chairman of the Board and Chief Executive Officer), Steven Francesco (our former President) and four others in the Connecticut Superior Court for the Judicial District of Stamford/Norwalk at Stamford alleging breach of contract, breach of duty of good faith and fair dealing, fraudulent misrepresentation, negligent misrepresentation, intentional misrepresentation and failure to pay wages. The defendants have answered the complaint and filed counterclaims for fraudulent inducement and breach of contract. Plaintiff has responded to the counterclaim, and in compliance with direction from the court, has filed an amended complaint. Although we are vigorously defending this action, there can be no assurance that we will be successful.

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

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

In July 2000, we issued 200,000 shares of common stock to Steven Rosner, a financial advisor to SmartServ, upon exercise of warrants to purchase such shares. Proceeds from the exercise of the warrants were $625,000. No sales commission was paid in connection with such transaction. The shares were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act.

In August 2000, we issued 7,615 shares of our common stock to Wireless Acquisition Partners, LLC, at prices ranging from $12 to $24 per share upon the cashless exercise of warrants to purchase such shares. No sales commission was paid in connection with such transaction. The shares were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act.

In September 2000, we issued 35,000 shares of our common stock to Wireless Acquisition Partners, LLC upon exercise of warrants to purchase such shares. Proceeds from the exercise of these warrants were $512,264. No sales commission was paid in connection with such transaction. The shares were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)    The following exhibit is included herein:

           Exhibit 27 - Financial Data Schedule

(b)    REPORTS ON FORM 8-K

           The Company did not file any reports on Form 8-K during the three months ended September 30, 2000.

                             SMARTSERV ONLINE, INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     SmartServ Online, Inc.
                                                     (Registrant)

                                                     By:


Date: November 14, 2000                              /S/  SEBASTIAN E. CASSETTA
      -----------------                              ---------------------------------------------------------
                                                     Sebastian E. Cassetta

                                                     Chairman of the Board, Chief Executive Officer

Date: November 14, 2000                              /S/  ALAN G. BOZIAN
      -----------------                              ---------------------------------------------------------
                                                     Executive Vice President, Chief Financial Officer

Date: November 14, 2000                              /S/  THOMAS W. HALLER
      -----------------                              ---------------------------------------------------------
                                                     Thomas W. Haller
                                                     Sr. Vice President, Chief Accounting Officer, Treasurer