Form 10KSB
period 2000-12-31
SMARTSERV ONLINE INC
filed 2001-04-02
CIK 1005698

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM JULY 1, 2000 TO DECEMBER 31, 2000

                         COMMISSION FILE NUMBER 0-28008

                             SMARTSERV ONLINE, INC.
                             ----------------------
                 (Name of Small Business Issuer in its Charter)

                                 Delaware                                                       13-3750708
- ---------------------------------------------------------------------------    ----------------------------------------------
      (State or other jurisdiction of incorporation or organization)               (I.R.S. employer identification no.)

                 One Station Place, Stamford, Connecticut                                          06902
- ---------------------------------------------------------------------------    ----------------------------------------------
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

Check whether the issuer:  (1) filed all reports required to be filed by Section
13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes  X       No
                                       -----       -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this Form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.___

Issuer's revenues for the six month transition period ended December 31, 2000.          $2,232,476
                                                                                        ----------

The aggregate market value of the voting and non-voting common equity (based on the closing price of such stock on NASDAQ National Market System) held by non-affiliates of the issuer as of March 16, 2000 was approximately $24,844,700. All officers and directors of the issuer have been deemed, solely for the purpose of the foregoing calculation, to be "affiliates" of the issuer.

There were 5,999,506 shares of Common Stock outstanding at March 16, 2001.

                 DOCUMENTS INCORPORATED BY REFERENCE IN PART III

The Company's definitive proxy statement to be filed in connection with the 2001 Annual Meeting of Stockholders.

                                TABLE OF CONTENTS

                                     PART I

Item                                                                                                     Page
- ----                                                                                                     ----
1.      Description of Business                                                                              2
2.      Description of Property                                                                              6
3.      Legal Proceedings                                                                                    6
4.      Submission of Matters to a Vote of Security Holders                                                  7

                                     PART II

5.      Market for Common Equity and Related Stockholder Matters                                             8
6.      Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                                                        12
7.      Financial Statements                                                                                19
8.      Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure                                                                         44

                                    PART III

9.       Directors, Executive Officers, Promoters and Control Persons:
         Compliance with Section 16(a) of the Exchange Act                                                  44
10.      Executive Compensation                                                                             44
11.      Security Ownership of Certain Beneficial Owners and Management                                     44
12.      Certain Relationships and Related Transactions                                                     44
13.      Exhibits and Reports on Form 8-K                                                                   45


                                     PART I

ITEM 1.    DESCRIPTION OF BUSINESS

THE COMPANY
- -----------
SmartServ provides Web and wireless applications and infrastructure that allow financial institutions, network service providers and other businesses to deliver content and transaction-intensive services to their work forces and customers - in real time and via virtually any wired or wireless device.
SmartServ's breadth of products includes a transaction processing engine, capable of routing high-volume transactions to multiple destinations; proprietary W2W MiddlewareTM that ensures content and applications are optimized for the full array of present and future devices; and a suite of applications designed so businesses and their customers can fully exploit the merits of wireless data exchange and transactional capability.

INDUSTRY OVERVIEW
- -----------------
To date,  the  adoption  of mobile  data  services  has been slow due to several factors: the limited bandwidth of first generation wireless networks, limitations of current handsets, interoperability issues, and the lack of compelling wireless applications. However, the outlook for the wireless industry and, specifically, wireless data continues to be positive.

     GROWTH OF WIRELESS TELECOMMUNICATIONS

     The wireless industry remains one of the fastest growing sectors within the telecommunication services industry. In its January 2001 Industry Report:
     2001: A Wireless Odyssey, Credit Suisse First Boston ("CSFB") projects that total industry revenues could reach over $70 billion by the end of 2001. This estimate represents a growth of approximately 30% over 2000. CSFB further anticipates that penetration will exceed 90% (281 million) by 2010 and believes that minutes of use per person per month could increase to 500 from 170. Wireless telecommunications will continue to grow rapidly due to the availability of new m-commerce and lifestyle services, the attractively priced service plans made available by wireless carriers and the proliferation of affordable wireless devices.

     GROWTH OF WIRELESS DATA APPLICATIONS AND COMMUNICATIONS

     We believe an increasing number of people will carry wireless devices for both voice and data communications rather than for voice communications alone. CSFB estimates that mobile data revenues will be exceptionally strong in the future as people begin using their phones for tasks such as wireless e-mail, wireless e-commerce and other wireless data applications. CSFB estimates a Compound Annual Growth Rate ("CAGR") of 102.7% between 2000-2010 and estimates revenues at $22 billion. Additionally, IDC Corporation believes that worldwide mobile middleware revenues will increase from $137 million in 2000 to nearly $1.5 billion in 2005, representing a CAGR of 61%.

PRODUCTS AND SERVICES
- ---------------------
SmartServ has developed applications and infrastructure products that integrate and deliver Internet- and intranet-based information, as well as effectuate m-commerce transactions via wireless networks and devices. The SmartServ solution is comprised of a transaction processing engine capable of identifying, queuing, and then routing transactions to multiple destinations, our patent pending W2W MiddlewareTM that ensures content and applications are optimized for specific devices, and a suite of applications. These applications include MobileMarketsTM, a one-stop mobile application offering the ability to trade, set alerts and access real-time quotes, time and sales, user-defined watch lists, currency calculations and over 20 market indices; and Wireless WallStreetTM, a wireless securities trading simulator that mirrors the actual stock market. All have been designed to exploit wireless data communications technologies, enabling businesses to offer their workforce or customers targeted opportunities to make decisions and execute transactions based on real-time information. Additionally, we offer integration, implementation, hosting and customization services for customers in the event they require such services.

SmartServ offers businesses a platform that enables anytime, anywhere, any-device access to real-time information and the ability to initiate financial and commerce transactions. By developing fully integrated solutions, we offer traditional and new-economy companies the ability to leverage the Internet and their own content for both wireline and emerging wireless networks. Our development efforts allow our customers to rapidly deliver solutions to their customers with significantly lower development and maintenance costs than if developed internally. We maintain the systems while making sure the technology available to our customers remains state-of-the-art.

We believe our Web and wireless applications and infrastructure will be attractive in the marketplace. Product development efforts are focused on providing new solutions for user-level personalization and profiling, integrated payment capabilities and other enhancements to our current information and transaction services. Additionally, we are developing new format modifications for emerging devices, content and feature improvements and customizations based on market requirements. We intend to continue to invest in this area and believe our transaction processing engine, W2W MiddlewareTM and applications represent an important competitive advantage.

SALES AND MARKETING STRATEGY
- ----------------------------
SmartServ offers wireless applications and a transaction platform that enables customers to provide transaction-intensive wireless data services to both their workforces and customers. Our solutions are reliable and provide access from virtually any mobile device. SmartServ's products and services are designed to augment the traditional ways enterprises conduct business, providing additional, alternative ways for businesses to reach their customers.

SmartServ has developed its application suites so that customers can implement them in phases. SmartServ thus has the flexibility to satisfy our customers' initial demands for core functionality within an application suite, and then to offer future components of application functionality to existing customers.

Our goal is to be the leading provider of Web and wireless applications and infrastructure; to this end we will concentrate our efforts in the following areas:

         FINANCIAL SERVICES SOLUTIONS
         SmartServ seeks to expand its customer base among both institutional and retail financial services enterprises by leveraging its transaction routing engine and W2W MiddlewareTM with a suite of applications designed to meet the rigorous demands of the financial community. SmartServ's ability to provide these transaction management systems via the Internet makes us well suited to provide these services in an m-commerce environment. Our experience in providing these systems better qualifies us to understand the unique needs of our customers, whether they are broker/dealers, banks or custodial clearinghouses. Customers have the ability to choose an entire suite of transaction and information services or select only those services that are relevant to their particular business needs.

         TELECOMMUNICATIONS SOLUTIONS
         We provide a suite of solutions to help the wireless carriers, handset manufactures and Internet service providers rapidly expand the delivery of products and services to their customers. Our platform supports an array of features and transaction-enabling applications designed to drive service usage and network revenues. These features and applications include: authentication, security, customer administration and management, mobile brokerage, multi-language support and a currency converter.

         ENTERPRISE SOLUTIONS
         We have designed our enterprise commerce solution based upon our belief that the timely and accurate delivery of information drives transactions. Alerts notify the consumer of expiring inventories, price changes or specials in order to prompt transactions. SmartServ's transaction routing engine and MiddlewareTM provide the ideal platform for a host of commerce applications.

We expect our sources of revenue to include licensing fees for our Web and wireless applications, MobileMarketsTM and Wireless WallStreetTM, monthly recurring per user and transaction fees, as well as hosting fees. We expect that our customers will brand our information and transaction services and promote them to their end-users.

STRATEGIC RELATIONSHIPS
- -----------------------
SmartServ continuously seeks to increase product performance and widen our distribution by building and maintaining a network of strategic partners. We are working to develop strategic relationships with wireless equipment manufacturers, carriers, other value-added service providers and potential corporate partners. By combining our applications and infrastructure products with the core competencies of our strategic partners we offer a packaged turnkey solution for extending content and transactions to the Web and wireless environment.

GEOGRAPHIC EXPANSION
- --------------------
We have established a sales and marketing presence in Zurich, Switzerland in an effort to expand our services into Europe. The extensive and growing European reliance on wireless services makes it a prime candidate for SmartServ's information and m-commerce capabilities. Additionally, we believe that new products and services developed for the European market will also be introduced into the US market.

COMPETITION
- -----------
The market for wireless Web-based information and transactional services is highly competitive and subject to rapid innovation and technological change, shifting consumer preferences and frequent new service introductions. While our applications and infrastructure makes the services "device agnostic", we face competition from numerous services delivered through personal computers. The wireless data arena has several competitors, such as Aether Systems, Inc., 724 Solutions, Inc (including recently acquired Tantau Software, Inc), Everypath, Outercurve Technologies and w-Technologies, Inc. We expect competition to increase from existing competitors and from new competitors, possibly including telecommunications companies. Most of our competitors and potential competitors have substantially greater financial, marketing and technical resources than we have. We believe that potential new competitors, including large multimedia and information system companies, are increasing their focus on transaction processing. Increased competition in the market for our services could limit our ability to expand and materially and adversely affect our results of operations.

The information content provided through our applications and infrastructure is generally purchased through non-exclusive distribution agreements. While we are not dependent on any one content provider, existing and potential competitors may enter into agreements with these and other such providers and thereby acquire the ability to deliver online information and transactional services substantially similar to those provided by us.

The  principal  competitive  factors  in both  the Web and  wireless  industries include content, product features and quality, ease of use, access to distribution channels, brand recognition, reliability and price. Our strategy of establishing alliances with strategic marketing partners and our ability to provide what we believe to be unique applications and infrastructure should enable us to compete effectively.

PROPRIETARY RIGHTS
- ------------------
We have designed and developed our own "device agnostic" information and transaction platform, made up of our patent-pending "W2W MiddlewareTM" and our content and processing engines. This platform is comprised of the "W2W MiddlewareTM", based on Windows NT operating system and the authorization, quote, news and transaction engines, based on Hewlett-Packard Company's Unix operating system and Oracle's Corp.'s version 8i parallel server database. Hewlett-Packard's Virtual Vault provides government-grade platform security throughout. This platform supports a wide array of browsers operating on wireless and wired networks and seamlessly integrates real-time data and transaction capabilities, such as stock trade order routing and m-commerce services, into a user-friendly services interface.

We have also designed and developed two financial service applications to run across our Web and wireless platform. Wireless WallStreetTM is an introduction for technology or Wall Street novices to the complexities of the stock market and placing wireless and wired trades. Users can compete against one another in a virtual environment that mirrors the actual stock market. MobileMarketsTM is a one-stop mobile application, offering the ability to trade, set real-time stock and news alerts and access real-time quotes, time and sales, user-defined watch lists, currency calculations and over 20 market indices.

We rely upon a combination of contract provisions, trade secret laws, patent, trademark and copyright laws to protect our proprietary rights. We license the use of our services under agreements that contain terms and conditions prohibiting the unauthorized reproduction of our software and services. Although we intend to protect our rights vigorously, there can be no assurance that any of the foregoing measures will be successful.

We granted Data Transmission Network Corporation an exclusive perpetual worldwide license to our Internet-based (1) real-time stock quote product, (2) online trading vehicle for customers of small and medium sized brokerage companies, (3) administrative reporting package for brokers of small and medium sized brokerage companies and (4) order entry/routing system. In November 2000, we amended the license agreement to provide that, in consideration for a copy of the application source code, Data Transmission Network Corporation returned the international marketing rights for the software applications to SmartServ and that on August 31, 2001, the expiration date of the amendment, will return the domestic marketing rights. As part of our strategy for providing information and transaction capabilities with device independence, SmartServ will be able to market these applications on both wireline and wireless platforms in conjunction with strategic marketing partners worldwide.

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

GOVERNMENT REGULATION
- ---------------------
We are not currently subject to direct regulation other than federal and state regulation generally applicable to businesses. However, the current and future regulatory environment relating to the telecommunications and media industry could have an effect on our business, including transborder data flow regulations, regulatory changes which directly or indirectly affect telecommunication costs or increase the likelihood or scope of competition from regional telephone companies. Additionally, legislative proposals from international, federal and state governmental bodies in the areas of content regulation, intellectual property and privacy rights, as well as federal and state tax issues could impose additional regulations and obligations upon all online service providers. We cannot predict the likelihood that any such legislation will pass, or the financial impact, if any, the resulting regulation or taxation may have.

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

EMPLOYEES
- ---------
SmartServ employs fifty-seven people, of whom fifty are employed in the United States and seven are employed in Europe. All are full-time employees. We anticipate that staffing requirements associated with the implementation of our plan of operation will result in the addition of a minimum of twenty-five people during the year ending December 31, 2001. Such personnel will be added to assist with the programming requirements of our customers' product offerings, for customer support, and sales and marketing. None of our employees are covered by a collective bargaining agreement, and we believe that our relationship with our employees is satisfactory.

ITEM 2.    DESCRIPTION OF PROPERTY
- ------

The Company occupies approximately 10,300 square feet in a leased facility located in Stamford, Connecticut. The lease expires in October 2010. Additionally, the Company occupies office space in Zurich, Switzerland on a month-to month basis.

ITEM 3.    LEGAL PROCEEDINGS
- ------

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- -------

(a)      Date of Stockholders' Meeting  --  December 8, 2000

(b) SmartServ's stockholders approved the election of the following directors:

                                                                     Shareholder Votes:
                                                    -------------------------------------------------------
         Director                                              For                      Withheld
         -----------------------------------        ------------------------    ---------------------------
         Sebastian E. Cassetta                               4,764,789                     33,872
         Charles R. Wood                                     4,604,361                    194,300
         L. Scott Perry                                      4,784,797                     13,864
         Catherine Cassel Talmadge                           4,784,797                     13,864
         Mario F. Rossi                                      4,784,597                     14,064
         Robert H. Steele                                    4,784,797                     13,864
         Claudio Guazzoni                                    4,784,597                     14,064

(c) SmartServ's stockholders approved the grant of options to purchase 150,000 shares of common stock to Sebastian E. Cassetta and the grant of options to purchase 56,250 shares of common stock to Mario F. Rossi. These options are exercisable at $19.00 per share of common stock and expire on November 2, 2010.

              Stockholder Votes:
              ------------------------------
              For:                 4,505,738
              Against:               292,300
              Abstain:                   623

(d) SmartServ's stockholders approved the appointment of Ernst & Young LLP as SmartServ's auditors for the fiscal year ending December 31, 2000.

              Stockholder Votes:
              ------------------------------
              For:                 4,785,593
              Against:                13,018
              Abstain:                    50

                                     PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
- ------

On May 16, 2000, SmartServ's common stock, $.01 par value, commenced trading on the Nasdaq National Market as SSOL. On that date, our Redeemable Common Stock Purchase Warrants, or public warrants, also commenced trading on the Nasdaq National Market as SSOLW.

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

                                                      COMMON STOCK                      WARRANTS
                                                      ------------                      --------
                                                   HIGH          LOW               HIGH            LOW
                                                   ----          ---               ----            ---
Year Ending December 31, 2001
- -----------------------------
First Quarter through March 16, 2001         $     14.187      $ 4.937          $  6.250         $  1.531

Six Months Ended December 31, 2000
- ----------------------------------
Quarter Ended December 31, 2000              $     36.938      $ 6.750          $ 16.063         $  1.625
Quarter Ended September 30, 2000                   70.250       26.875            27.000            9.688

Year Ended June 30, 2000
- ------------------------

First Quarter                                $      1.531      $ 0.719          $  0.156         $  0.063
Second Quarter                                     24.625        0.719             6.500            0.070
Third Quarter                                     186.000       17.625            64.000            5.000
Fourth Quarter                                    129.000       25.000            47.031           10.500

Year Ended June 30, 1999
- ------------------------

First Quarter                                $      4.313      $ 1.875          $  2.250         $   .375
Second Quarter                                      4.125        1.031              .531             .063
Third Quarter                                       4.875        1.500              .625             .063
Fourth Quarter                                      2.500        1.500              .250             .100

As of March 16, 2001, we had 5,999,506 shares of common stock outstanding held by 89 record holders. We estimate that our common stock is held by approximately 2,000 beneficial holders. As of such date, we had 1,725,000 public warrants outstanding held by 15 record holders.

We have never paid a cash dividend on our common stock. It is our present policy to retain earnings, if any, to finance the development and growth of our business. Accordingly, we do not anticipate that cash dividends will be paid until our earnings and financial condition justify such dividends, and there can be no assurance that we can achieve such earnings.

RECENT SALES OF UNREGISTERED SECURITIES

Between January 1998 and March 2001, an aggregate of 3,121 Prepaid Warrants were converted into an aggregate of 1,251,169 shares of our common stock. No sales commissions were paid in connection with such conversions. The shares were issued in reliance upon the exemption from registration provided by Section 3
(a) (9) of the Securities Act.

In March 1998, we issued warrants to purchase 20,833 shares of common stock to Steven Rosner, a financial advisor to the Company, at exercise prices of $15.75 to $19.50. In January 1999, we agreed to cancel these warrants and to grant Mr. Rosner warrants to purchase 40,833 shares of common stock at $0.60 per share for his efforts in arranging our relationship with Spencer Trask Securities, Inc. These warrants expire on March 4, 2003 and January 19, 2004, and were issued in reliance upon the exemption from registration provided by Section 4 (2) of the Securities Act. In March 2000, we issued 40,833 shares of common stock upon exercise of the warrants. Proceeds from the exercise of the warrants were $24,500.

In April 1998, stockholders approved the issuance of warrants to purchase 792,201 shares of common stock to Bruno Guazzoni at an exercise price of $4.34 per share. No sales commissions were paid in connection with such transaction.
The warrants were issued in reliance upon the exemption from registration provided by Section 4 (2) of the Securities Act.

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

In September 1998, we issued warrants to purchase 3,000 shares of common stock to Data Transmission Network Corporation for prepayment of certain guaranteed payments in accordance with the Software License and Service Agreement between the parties dated April 23, 1998. These warrants were issued in reliance upon the exemption from registration provided by Section 4 (2) of the Securities Act. No sales commissions were paid in connection with such transaction. Such warrants were exercisable at $3.00 per share of common stock. In January 2000, in consideration of the receipt of $324,000, we issued to Data Transmission Network warrants for the purchase of 300,000 shares of our common stock at $8.60 per share. In June and November 2000, we issued an aggregate of 303,000 shares of common stock upon the exercise of the warrants. Proceeds from the exercise of the warrants were $2,589,000. The warrants and the shares were issued in reliance upon the exemption from registration provided by Section 4 (2) of the Securities Act.

In November 1998, we issued 125,000 shares of common stock and warrants to purchase 16,667 shares of common stock, exercisable at $5.00 per share until November 11, 2001, to Steven Francesco, a former SmartServ officer, as partial consideration for the settlement of his claims against us and certain of our officers and directors. The shares and warrants were issued in reliance upon the exemption from registration provided by Section 4 (2) of the Securities Act. No sales commissions were paid in connection with such transaction. In February
2000, we issued 16,667 shares of common stock upon exercise of the warrants. Proceeds from the exercise of the warrants were $83,335.

During November 1998 through January 1999, we issued convertible promissory notes in the amount of $550,000 and warrants to purchase 916,666 shares of common stock to 7 investors for $550,000. Such warrants were exercisable at $.60 per share. Spencer Trask Securities, Inc., the placement agent, received a commission of $55,000 and an unaccountable expense allowance of $16,500 in connection with such transaction. Additionally, we issued warrants to purchase 183,334 shares of common stock to Spencer Trask exercisable at $.72 per share. These promissory notes and warrants were issued in reliance upon the exemption from registration provided by Section 4 (2) of the Securities Act. During the year ended June 30, 2000, we issued 1,015,176 shares of common stock upon exercise of these warrants. Proceeds from the exercise of these warrants were $572,000.

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

In October 1999, we entered into a consulting agreement with Steven Rosner, a financial advisor to SmartServ. As consideration for such services, we granted Mr. Rosner warrants to purchase 100,000 shares of common stock at an exercise price of $2.625 per share and warrants to purchase 100,000 shares of common stock at $3.625 per share. In consideration of $125,000 and the issuance of warrants, expiring on July 2, 2003, to purchase 8,000 shares of common stock at $18.375 per share, we extended this agreement for a two-year period commencing October 24, 2000. In July 2000, we issued 200,000 shares of common stock to Mr. Rosner upon exercise of warrants to purchase such shares. Proceeds from the exercise of the warrants were $625,000. No sales commissions were paid in connection with such transactions. The warrants and the shares were issued in reliance upon the exemption from registration provided by Section 4 (2) of the Securities Act.

In October 1999, SmartServ entered into a restricted stock agreement with Robert Pearl, Senior Vice President Business Development, providing for the sale to Mr. Pearl of 76,818 shares of common stock at a purchase price of $.75 per share. SmartServ received cash in the amount of $768 and a 5 year, non-recourse promissory note in the amount of $56,845. The note is secured by the stock and bears an interest rate of 7.50%. The stock purchase agreement provides SmartServ with certain repurchase options and provides Mr. Pearl with a put option in the event of the termination of his employment.

In November 1999, Zanett Lombardier, Ltd. exercised, on a cashless basis, warrants to purchase 50,083 shares of common stock in exchange for 25,042 shares of common stock. No sales commissions were paid in connection with such transactions. The shares were issued in reliance upon the exemption from registration provided by Section 4 (2) of the Securities Act.

In November 1999, we issued to Michael Kramer, a warrant to purchase 16,000 shares of common stock at an exercise price of $17.75 per share. This warrant was issued as partial consideration for technical systems consulting services to be provided to SmartServ and expires on November 18, 2002. No sales commissions were paid in connection with such transaction. This warrant was issued in reliance upon the exemption from registration provided by Section 4 (2) of the Securities Act.

In December 1999, we issued 16,666 shares of common stock to Ehrenkrantz King and Nussbaum, Inc. upon the exercise of warrants to purchase such shares. No sales commissions were paid in connection with such transaction. The shares were issued in reliance upon the exemption from registration provided by Section 4
(2) of the Securities Act. Proceeds from the exercise of the warrants were $62,497.

In December 1999, our Board of Directors approved the issuance of stock to Sebastian E. Cassetta and Mario F. Rossi in satisfaction of the bonus payable to them for 1999 under their employment agreements. Pursuant thereto, in March 2000, we issued 148,000 shares of common stock to Mr. Cassetta and 54,000 shares to Mr. Rossi. No sales commissions were paid in connection with such transactions. These shares were issued in reliance upon the exemption from registration provided by Section 4 (2) of the Securities Act.

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

In January 2000, we issued 618,239 shares of common stock to Sebastian E. Cassetta in connection with a restricted stock purchase agreement between SmartServ and Mr. Cassetta. SmartServ received cash in the amount of $6,182 and a note in the amount of $457,497. The note bears interest at 6.75% and is secured by the common stock. No sales commissions were paid in connection with such transaction. The shares were issued in reliance upon the exemption from registration provided by Section 4 (2) of the Securities Act.

In January 2000, we issued 206,080 shares of common stock to Mario F. Rossi in connection with a restricted stock purchase agreement between SmartServ and Mr. Rossi. SmartServ received cash in the amount of $2,061 and a note in the amount of $152,499. The note bears interest at 6.75% and is secured by the common stock. No sales commissions were paid in connection with such transaction. The shares were issued in reliance upon the exemption from registration provided by
Section 4 (2) of the Securities Act.

In January 2000, we issued 233,000 shares of common stock to 24 accredited investors. America First Associates Corp., the placement agent, received a commission of 8% of the aggregate purchase price of the shares purchased in the offering, an unaccountable expense allowance of $25,000 in connection with such transaction and warrants to purchase 18,640 shares of our common stock at an exercise price of $15 per share. These shares and warrants were issued in reliance upon the exemption from registration provided by Section 4 (2) of the Securities Act. Proceeds from the issuance of these shares were $3,495,000.

In January 2000, we issued 100,000 shares of common stock to 14 additional accredited investors. No sales commissions were paid in connection with such transaction. These shares were issued in reliance upon the exemption from registration provided by Section 4 (2) of the Securities Act. Proceeds from the issuance of these shares were $1,500,000.

In May 2000, we issued to Lindquist Global Advisors, LLC, a warrant to purchase 50,000 shares of common stock at an exercise price of $49.50 per share. This warrant was issued as partial consideration for financial consulting services to be provided to SmartServ and expires on April 30, 2003. No sales commissions were paid in connection with such transaction. This warrant was issued in reliance upon the exemption from registration provided by Section 4 (2) of the Securities Act.

In May 2000, we issued 353,535 shares of our common stock to 3 accredited investors. Gross proceeds from this transaction amounted to $17,500,000. Chase Securities, Inc., the placement agent, received a commission of $700,000 and reimbursement of direct expenses of $17,700 in connection with this transaction. The shares were issued in reliance upon the exemption from registration provided by Section 4 (2) of the Securities Act.

During May through August 2000, we issued an aggregate of 102,615 shares of our common stock to Wireless Acquisition Partners, LLC, at prices ranging from $4.70 to $7.69 per share upon the cashless exercise of warrants to purchase such shares. No sales commissions were paid in connection with such transaction. The shares were issued in reliance upon the exemption from registration provided by
Section 4 (2) of the Securities Act.

In September 2000, we issued 35,000 shares of our common stock to Wireless Acquisition Partners, LLC, upon exercise of warrants to purchase such shares. Proceeds from the exercise of these warrants were $512,264. No sales commissions were paid in connection with such transaction. The shares were issued in reliance upon the exemption from registration provided by Section 4 (2) of the Securities Act.

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
- ------     RESULTS OF OPERATIONS

SmartServ is a Web and wireless applications developer providing wireless applications, transaction platforms and middleware to financial institutions, network service providers and other commercial enterprises that drive device-independent, real time, transaction-intensive wireless data services to their workforces and customers. SmartServ's breadth of products and services ensures that businesses and their customers can fully exploit the merits of wireless data exchange, using virtually any wired or mobile device to make informed decisions and execute transactions based on real-time information. SmartServ's solutions, which may be hosted or installed, speed time-to-market, anticipate ever-changing technologies and lower costs.

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

As an early entrant in the dynamic market for the distribution of financial information and transaction services via wireless telephones and personal digital assistants, or PDAs, SmartServ is developing strategic marketing relationships with wireless equipment manufacturers, telecommunications carriers, value-added service providers and potential corporate partners. SmartServ continuously seeks to increase product performance and widen its distribution by building and maintaining this network of strategic marketing partners. Combining SmartServ's application development and data platform with the core competencies of its strategic marketing partners, SmartServ is offering a packaged turnkey solution for extending content and transactions to the wireless environment. Management believes the wireless area has tremendous potential for distribution of SmartServ's information products and as a source of revenues from "fee based" transactions such as routing stock order entries; however, we have yet to derive any revenues from such efforts.

Management believes that most of SmartServ's revenues will continue to be derived from consumers who purchase its services through strategic marketing partners. SmartServ anticipates that strategic marketing partners will brand its information and transaction services with their own private label and promote and distribute SmartServ's packaged offering to their clients. SmartServ has the ability to customize the information package to be offered to each strategic marketing partner by device.

Management anticipates that staffing requirements associated with the implementation of its plan of operation will result in the addition of a minimum of twenty-five people during the year ending December 31, 2001. Such personnel will be added to assist primarily with the programming requirements of strategic marketing partners' product offerings, for customer support and sales and marketing.

RESULTS OF OPERATIONS

In October 2000, we announced the change of our year end from a fiscal year ending on June 30th to a calendar year ending on December 31st in order to conform to standard industry practice. This change in our fiscal year end gives rise to a six month transition period ended December 31, 2000. The financial statements for the six month period ended December 31, 2000 have been audited by the Company's independent auditors.

SELECTED FINANCIAL DATA
                                 SIX MONTHS ENDED DECEMBER 31                        YEARS ENDED JUNE 30
                                 --------------- --------------    -------------- ------------- ------------- --------------
                                      2000           1999              2000           1999          1998          1997
                                 --------------- --------------    -------------- ------------- ------------- --------------
                                                  (unaudited)
Revenues                         $ 2,232,476     $  1,720,913      $  3,696,133   $ 1,443,781   $   873,476     $ 688,610

Costs and expenses
   Operating costs                (8,028,220)      (1,882,608)       (5,335,495)   (3,881,928)   (4,701,207)   (5,145,953)
   Stock based compensation        8,164,779      (21,635,019)      (30,271,024)   (1,312,324)     (660,576)           --
                                 --------------- --------------    -------------- ------------- ------------- --------------

Total costs and expenses             136,559      (23,517,627)      (35,606,519)   (5,194,252)   (5,361,783)   (5,145,953)
                                 --------------- --------------    -------------- ------------- ------------- --------------

Income (loss) from operations      2,369,035      (21,796,714)      (31,910,386)   (3,750,471)   (4,488,307)   (4,457,343)
                                 --------------- --------------    -------------- ------------- ------------- --------------

Net interest  income  (expense)
   and other financing costs         568,556          700,483           916,827    (3,373,655)     (551,702)       22,861
                                 --------------- --------------    -------------- ------------- ------------- --------------

Net income (loss)                $ 2,937,591     $(21,096,231)     $(30,993,559)  $(7,124,126)  $(5,040,009)  $(4,434,482)
                                 =============== ==============    ============== ============= ============= ==============

Basic earnings (loss) per share   $    0.54      $    (15.19)      $   (11.42)    $    (6.44)   $    (7.65)    $   (1.20)
                                 =============== ==============    ============== ============= ============= ==============

Diluted   earnings  (loss)  per
   share                         $     0.34      $    (15.19)      $   (11.42)    $    (6.44)   $    (7.65)    $   (1.20)
                                 =============== ==============    ============== ============= ============= ==============

Weighted average shares
   outstanding -- basic            5,433,577        1,388,546        2,712,931      1,105,603       659,034     3,695,000
                                 =============== ==============    ============== ============= ============= ==============

Weighted average shares
outstanding- diluted               8,697,917        1,388,546        2,712,931      1,105,603       659,034     3,695,000
                                 =============== ==============    ============== ============= ============= ==============

BALANCE SHEET DATA:
- -------------------
Total Assets                     $ 24,041,876    $  2,459,843      $ 26,702,824   $  3,820,598  $  1,276,853  $ 1,246,689
Accumulated deficit              $(50,001,973)   $(43,042,236)     $(52,939,564)  $(21,946,005) $(14,821,879) $(9,781,870)
Stockholders' equity
    (deficiency)                 $ 16,780,970    $ (3,826,746)     $ 19,981,937   $( 4,707,300) $ (1,246,861) $  (698,328)

SIX MONTHS ENDED DECEMBER 31, 2000 VERSUS SIX MONTHS ENDED DECEMBER 31, 1999

During the six months ended December 31, 2000 and 1999 we recorded revenues of $2,232,476 and $1,720,913, respectively. Substantially all of such revenues were earned through our licensing agreement with Data Transmission Network Corporation. During the six months ended December 31, 2000 and 1999, we recognized $1,564,598 and $828,312, respectively, from the amortization of deferred revenues associated with this agreement.

During the six months ended December 31, 2000, we incurred costs of services of $2,199,749. Such costs consisted primarily of information and communication costs ($242,071), personnel costs ($481,706), computer hardware leases and maintenance ($63,874) and systems consultants ($1,330,165). During the six months ended December 31, 1999, we incurred costs of services of $445,412. Such costs consisted primarily of information and communication costs ($87,300), personnel costs ($123,500) and computer hardware leases and maintenance ($161,300). Product development costs were $814,048 versus $134,222 for the six months ended December 31, 2000 and 1999, respectively. During the six months ended December 31, 2000, product development costs consisted primarily of personnel costs ($334,200), and amortization expense relating to capitalized software development costs ($392,100). During the six months ended December 31, 1999, product development costs consisted primarily of personnel costs ($13,500) and amortization expense relating to capitalized software development costs ($120,700). During the six months ended December 31, 2000 and 1999, we capitalized $333,648 and $553,295, respectively, of development costs in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed ("Statement No. 86"). Product development costs consisted primarily of the amortization of capitalized software development costs.

During the six months ended December 31, 2000, we incurred selling, general and administrative expenses of $5,014,423 versus $1,302,974 for the six months ended December 31, 1999. During the six months ended December 31, 2000 such costs were incurred primarily for personnel costs ($1,897,011), facilities ($266,490), marketing and advertising costs ($425,185), professional fees ($1,353,961) and depreciation ($265,210). Personnel costs increased by $1,283,511 primarily from our efforts to build our marketing and sales infrastructure while marketing and advertising costs increased $265,785 as a result of our efforts to increase marketplace awareness of our company and its product line. During the six months ended December 31, 1999, such costs were incurred primarily for personnel costs ($613,500), facilities ($97,100), marketing and advertising costs ($159,400) and professional fees ($347,800).

During the six months ended December 31, 2000, noncash stock-based compensation amounted to income of $8,164,779 compared to an expense of $21,635,019 during the six months ended December 31, 1999. Such noncash amounts are primarily related to the valuation of stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). Certain options are subject to the variable plan requirements of APB No. 25, as they were repriced, and therefore, compensation expense is recognized for changes in the fair value of our common stock. Noncash charges for professional fees for the six months ended December 31, 2000 and 1999 were $643,710 and $682,510, respectively, resulting primarily from the amortization of deferred costs associated with the prior issuance of warrants to purchase common stock to various financial, marketing and technical consultants. The value of substantially all of such common stock purchase warrants has been recorded in accordance with the Black-Scholes pricing methodology.

Interest income for the six months ended December 31, 2000 amounted to $621,416 versus $13,033 for the six months ended December 31, 1999. Such amounts were earned primarily from our investments in highly liquid commercial paper. The increase in interest income resulted from the availability of funds from our January and May 2000 equity placements. Interest costs for the six months ended December 31, 2000 and 1999 were $2,860 and $30,250, respectively. Debt origination and other financing costs were $50,000 for the six months ended December 31, 2000. Such amounts were incurred in connection with a $20 million line of credit facility with Hewlett-Packard Company. During the six months ended December 31, 1999, the Company recorded a credit of $717,700 as a reversal of penalties pursuant to the default provision of the Prepaid Warrants.

Basic earnings were $0.54 per share for the six months ended December 31, 2000 versus a loss of $15.19 per share for the six months ended December 31, 1999. Diluted earnings per share for the six months ended December 31, 2000 were $0.34 per share versus a loss of $15.19 per share for the six months ended December 31, 1999.

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

During the year ended June 30, 2000, we incurred costs of services of $954,048. Such costs consisted primarily of information and communication costs ($182,000), personnel costs ($260,900), computer hardware leases and maintenance ($356,000) and systems consultants ($104,400). During the year ended June 30, 1999, we incurred costs of services of $992,741. Such costs consisted primarily of information and communication costs ($267,600), personnel costs ($288,400), computer hardware leases and maintenance ($339,400), and systems consultants ($97,300). Product development costs were $383,042 versus $193,188 for the year ended June 30, 1999. During the years ended June 30, 2000 and 1999, we capitalized $1,122,000 and $765,000, respectively, of development costs in accordance with Statement No. 86. Product development costs consisted primarily of the amortization of capitalized software development costs.

During the year ended June 30, 2000, we incurred selling, general and administrative expenses of $3,998,405 versus $2,695,999 for the year ended June 30, 1999. During the year ended June 30, 2000, such costs were incurred primarily for personnel costs ($1,899,200), facilities ($267,800), marketing and advertising costs ($668,800), professional fees ($952,100), and telecommunications costs ($87,700). Personnel costs increased by $767,800 primarily from our efforts to build our marketing and sales infrastructure, while marketing and advertising costs increased $405,700 as a result of our efforts to increase marketplace awareness of our company and its product line. During the year ended June 30, 1999, such costs were incurred primarily for personnel costs ($1,131,400), facilities ($240,500), marketing and advertising costs ($263,100), professional fees ($856,000) and telecommunications costs ($69,500).

During the year ended June 30, 2000, noncash charges for stock-based compensation amounted to $30,271,000 compared to $1,312,000 during the year ended June 30, 1999. Such noncash charges in 2000 were primarily related to personnel costs ($28,991,100) resulting from the valuation of stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). Certain options are subject to the variable plan requirements of APB No. 25, as they were repriced, and therefore, compensation expense is recognized for changes in the fair value of our common stock. During 1999, such costs were approximately $18,000. Noncash charges for professional fees for the years ended June 30, 2000 and 1999 were $1,279,900 and $1,294,000, respectively, resulting from the issuance of warrants to purchase common stock to various financial, marketing and technical consultants. The value of substantially all of such common stock purchase warrants has been recorded in accordance with the Black-Scholes pricing methodology.

Interest income for the year ended June 30, 2000 amounted to $241,402 versus $4,767 for the year ended June 30, 1999. Such amounts were earned primarily from our investments in highly liquid commercial paper. The increase in interest income resulted from the availability of funds from our January and May 2000 equity placements. Interest costs for the years ended June 30, 2000 and 1999 were $2,275 and $167,839, respectively. In 1999, such costs were incurred primarily in connection with the issuance of the 8% convertible notes. Debt origination and other financing (credits)/costs were $(677,700) and $3,210,583 for the years ended June 30, 2000 and 1999, respectively. During the year ended June 30, 1999, we recorded a charge of approximately $986,000 for our obligation to holders of our Prepaid Warrants pursuant to the default provisions thereof. During the year ended June 30, 2000, we reversed $717,700 of such charge as a result of the conversion of certain Prepaid Warrants into our common stock and the relisting of our common stock on the Nasdaq National Market, thus curing the event of default. In 1999, $2,593,800 of debt origination and other financing costs represents noncash charges for the issuance of common stock as settlement of certain default obligations and warrants to purchase common stock in connection with our 8% convertible notes.

Loss per share was $11.42 per share for year ended June 30, 2000 versus $6.44 per share for the year ended June 30, 1999. Our net loss increased $23,869,433 while our weighted average shares of common stock outstanding in 2000 increased by 1,607,328 shares.

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

During the year ended June 30, 1999, we incurred costs of services of $992,741. Such costs consisted primarily of information and communication costs ($267,600), personnel costs ($288,400), computer hardware leases and maintenance ($339,400) and systems consultants ($97,300). During the year ended June 30, 1998, we incurred costs of revenues of $1,216,761. Such costs consisted primarily of information and communication costs ($551,700), personnel costs ($310,600), and computer hardware leases and maintenance ($339,300). Information and communication costs decreased in 1999 compared to 1998 as a result of the licensing agreement entered into between SmartServ and Data Transmission Network. Personnel costs decreased in 1999 compared to 1998 as a result of the migration of personnel resources into product development areas in 1999. Product development costs were $193,188 versus $923,082 for the year ended June 30, 1998. The decrease in the product development costs resulted from the capitalization of software development costs related to certain product enhancements in accordance with Statement No. 86. During the year ended June 30, 1999, we capitalized $765,000 of development costs in accordance with Statement No. 86. No such costs were capitalized during the year ended June 30, 1998. During the year ended June 30, 1999, product development costs consisted primarily of the amortization of capitalized software development costs. During the year ended June 30, 1998, product development costs consisted primarily of personnel costs ($541,400) and computer system consultants ($335,000).

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

Interest income for the year ended June 30, 1999 amounted to $4,767 versus $40,788 for the year ended June 30, 1998. Such amounts were earned primarily from our investments in highly liquid commercial paper. Interest and financing costs for the year ended June 30, 1999 were $3,378,422. Such costs were incurred primarily in connection with the issuance of the 8% convertible notes ($2,254,700) and our default pursuant to the Prepaid Warrants ($1,095,700). Of such amounts, $2,593,800 were noncash charges for the issuance of common stock or warrants to purchase common stock as settlement of such obligations. Interest and financing costs for the year ended June 30, 1998 were $592,490. These costs were incurred in connection with the origination of a line of credit. Of such amount, $463,600 represents the noncash charges associated with the issuance of certain common stock purchase warrants.

Loss per share was $6.44 per share for year ended June 30, 1999 versus $7.65 per share for the year ended June 30, 1998. While the net loss increased $2,084,117, our weighted average shares of common stock outstanding in 1999 increased by 446,569 shares, thereby affecting the per share loss.

CAPITAL RESOURCES AND LIQUIDITY

In June 1999, SmartServ and Data Transmission Network Corporation entered into a License Agreement that amended their previous agreement. In consideration of the receipt of $5.175 million, we granted Data Transmission Network Corporation an exclusive perpetual worldwide license to our Internet-based (1) real-time stock quote product, (2) online trading vehicle for customers of small and medium sized brokerage companies, (3) administrative reporting package for brokers of small and medium sized brokerage companies and (4) order entry/routing system. Additionally, we received $324,000 in exchange for an agreement to issue warrants to purchase 300,000 shares of our common stock at an exercise price of $8.60 per share. In November 2000, we amended the License Agreement to provide that in consideration for a copy of the application source code, Data Transmission Network Corporation will return both the domestic and international marketing rights of the software applications to SmartServ. As part of our strategy for providing information and transaction capabilities with device independence, SmartServ will be able to market these applications in both wireline and wireless platforms in conjunction with strategic marketing partners worldwide. Pursuant to this amendment, SmartServ will continue to provide operational support to Data Transmission Network Corporation through August 2001. Revenues earned by SmartServ pursuant to this amendment will be $83,000 per month through August 2001.

In November 1998, we completed a financing for $550,000. We sold five and one-half (5.5) units, each consisting of a secured convertible 8% note in the principal amount of $100,000 and warrants to purchase common stock. The notes and the warrants were initially convertible and exercisable, respectively, at $0.60 per share of common stock. Such notes were repaid in June 1999.

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

During the year ended June 30, 2000, we issued 1,855,509 shares of common stock to investors upon the exercise of warrants to purchase such shares. Proceeds from the exercise of these warrants were $3,650,200. Additionally, we received $1,987,800 from the exercise of warrants to purchase 337,946 shares of our common stock during the six months ended December 31, 2000.

In May 2000, Chase Securities Inc., acting as placement agent for SmartServ, completed a private placement of 353,535 shares of common stock at $49.50 a share. The net proceeds of the placement of $16,750,000 were used for general working capital requirements.

In May 2000, we entered into a Business Alliance Agreement with Hewlett-Packard Company whereby the companies agreed to jointly market their respective products and services, and to work on the build-out of SmartServ's domestic and international infrastructure. In furtherance of these objectives Hewlett-Packard has provided us with a line of credit of up to $20,000,000 for the acquisition of approved hardware, software and services. At December 31, 2000, Hewlett-Packard Company had advanced us $1,446,000 under this facility and will make available additional funds as SmartServ complies with certain financial milestones. The debt is evidenced by a secured note, bearing an interest rate of 11%, with a three year maturity and may be converted into our common stock at $33.56 per share.

At December 31, 2000, we have 1,725,000 public warrants (SSOLW) and 300,000 warrants with terms identical to the public warrants outstanding. These warrants are currently convertible into our common stock at the ratio of one warrant per
0.5174 share of common stock at an exercise price of $7.73 per share. These warrants are redeemable by SmartServ on not less than 30 days written notice at the redemption price of $0.10 per warrant, provided the average closing bid quotation of the common stock as reported on the Nasdaq Stock Market has been at least 187.5% of the current exercise price of the warrants for a period of 20 consecutive trading days ending on the third day prior to the date on which we give notice of redemption. Proceeds from the exercise of the warrants by the holders thereof would provide us with approximately $8,000,000.

While we reported net income of $2,937,591, our net loss exclusive of net stock-based compensation credits was $5,227,188. Cash used in operations was $4,938,000, while cash provided by financing activities was $1,826,000. Of the $1,732,000 used for investing activities, $1,399,000 represents funds used to purchase equipment.

We are currently involved in two lawsuits. Although we are vigorously defending these actions, there can be no assurance that we will be successful. The unfavorable outcome of either of these actions could have a material adverse effect on our financial condition and cash flows. See Note 10 of the Notes to Financial Statements for a more detailed discussion of these actions.

Since inception, we have met our cash flow needs through the issuance of common stock and warrants to investors and the establishment of credit facilities with investors and Hewlett-Packard Company. Based upon the Company's current cash resources, its anticipated revenue stream and expenses, the Company believes that it will have sufficient liquidity to meet its obligations during the ensuing year. Longer term, the Company must execute its business plan and seek additional sources of liquidity, such as the redemption and exercise of its outstanding warrants or the sale of common stock.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 1999, the SEC staff released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides interpretive guidance on the recognition, presentation and disclosure of revenue in the financial statements. The adoption of SAB 101 did not have a material affect on the Company's financial results.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

Forward-looking statements in this document and those made from time-to-time by our employees are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements concerning future plans or results are necessarily only estimates and actual results could differ materially from expectations. Certain factors that could cause or contribute to such differences include, and are not limited to, potential fluctuations in quarterly results, the size and timing of awards and performance on contracts, dependence on large contracts and a limited number of customers, dependence on wireless and/or internet networks of third-parties for certain products and services, lengthy sales and implementation cycles, availability and cost of key components, market acceptance of new or enhanced products and services, proprietary technology and changing technology, competitive conditions, system performance, management of growth, the risk that our current and future products and services may contain errors or be affected by technical problems that would be difficult and costly to detect and correct, dependence on key personnel and general economic and political conditions and other factors affecting spending by customers, and other risks described in this Annual Report on Form 10-KSB and our other filings with the Securities and Exchange Commission.

ITEM 7.    FINANCIAL STATEMENTS

                                                                                                          PAGE
                                                                                                          ----
Report of Independent Auditors                                                                             20

Balance Sheets as of December 31, 2000, June 30, 2000 and June 30, 1999                                    21

Statements of Operations for the six months ended December 31, 2000 and for
     the years ended June 30, 2000, 1999 and 1998                                                          23

Statement of Stockholders' Equity (Deficiency) for the six months ended December 31, 2000
     and for the years ended June 30, 2000, 1999 and 1998                                                  24

Statements of Cash Flows for the six months ended December 31, 2000 and for
     the years ended June 30, 2000, 1999 and 1998                                                          28

Notes to Financial Statements                                                                              29


                         REPORT OF INDEPENDENT AUDITORS

Stockholders and Board of Directors
SmartServ Online, Inc.

We have audited the accompanying balance sheets of SmartServ Online, Inc. as of December 31, 2000, June 30, 2000 and 1999, and the related statements of operations, stockholders' equity (deficiency), and cash flows for the six months ended December 31, 2000, and each of the three years in the period ended June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SmartServ Online, Inc. at December 31, 2000, June 30, 2000 and 1999, and the results of its operations and its cash flows for the six months ended December 31, 2000, and each of the three years in the period ended June 30, 2000, in conformity with accounting principles generally accepted in the United States.

/S/ ERNST & YOUNG LLP

New York, New York
February 27, 2001

                             SMARTSERV ONLINE, INC.

                                 BALANCE SHEETS

                                                                      DECEMBER 31                         JUNE 30
                                                                  ---------------------     ------------------------------------
                                                                          2000                   2000                1999
                                                                  ---------------------     ----------------    ----------------
ASSETS

Current assets
   Cash and cash equivalents                                          $   19,172,118         $   24,016,345     $     2,165,551
   Accounts receivable                                                       149,016                236,498             348,278
   Prepaid expenses                                                          294,809                213,956              50,150
                                                                  ---------------------     ----------------    ----------------
Total current assets                                                      19,615,943             24,466,799           2,563,979

Property and equipment, net                                                2,658,808                687,439             498,448

Other assets
   Capitalized software development costs, net of
   accumulated  amortization of $804,345 at
   December  31,  2000,  $412,236 at June 30, 2000 and
   $82,108 at June 30, 1999                                                1,416,751              1,475,212             683,337
   Security deposit                                                          200,374                 73,374              74,834
   Deferred financing costs                                                  150,000                     --                  --
                                                                  ---------------------     ----------------    ----------------
                                                                           1,767,125              1,548,586             758,171
                                                                  ---------------------     ----------------    ----------------

Total Assets                                                       $      24,041,876         $   26,702,824     $     3,820,598
                                                                  =====================     ================    ================

See accompanying notes.

                             SMARTSERV ONLINE, INC.

                                 BALANCE SHEETS

                                                                    DECEMBER 31                        JUNE 30
                                                                 ------------------    ------------------- --- -----------------
                                                                       2000                   2000                   1999
                                                                 ------------------    -------------------     -----------------
Liabilities and Stockholders' Equity (Deficiency)
Current liabilities
   Accounts payable                                              $     1,880,399       $      1,482,019       $        780,543
   Accrued liabilities                                                 1,357,270              1,097,289                637,779
   Accrued liabilities to warrant holders                                     --                     --              1,311,365
                                                                 ------------------    -------------------    ------------------
Total current liabilities                                              3,237,669              2,579,308              2,729,687

Deferred revenues                                                      2,576,981              4,141,579              5,798,211

Note payable                                                           1,446,256                     --                     --

Commitments and Contingencies - Note 10

Stockholders' Equity (Deficiency)
Preferred stock - $0.01 par value
   Authorized - 1,000,000 shares
   Issued and outstanding - None
Common Stock - $0.01 par value
   Authorized - 40,000,000 shares
   Issued and  outstanding  - 5,973,140  shares at
     December 31, 2000,  5,576,894
     shares at June 30, 2000 and 1,199,787
     shares at June 30, 1999                                              59,731                 55,768                 11,998
Common stock subscribed                                                       --                     --              1,812,554
Additional paid-in capital                                            69,116,627             75,842,858             20,679,611
Notes receivable from officers                                          (666,841)              (666,841)            (1,812,554)
Unearned compensation                                                 (1,726,574)            (2,310,284)            (3,452,904)
Accumulated deficit                                                  (50,001,973)           (52,939,564)           (21,946,005)
                                                                 ------------------    -------------------    ------------------
Total stockholders' equity (deficiency)                               16,780,970             19,981,937             (4,707,300)
                                                                 ------------------    -------------------    ------------------

Total Liabilities and Stockholders' Equity (Deficiency)          $    24,041,876       $     26,702,824       $      3,820,598
                                                                 ==================    ===================    ==================

See accompanying notes.

                                                    SMARTSERV ONLINE, INC.

                                                   STATEMENTS OF OPERATIONS

                                               SIX MONTHS ENDED
                                                   DECEMBER 31                        YEAR ENDED JUNE 30
                                              -------------------  -----------------------------------------------------------
                                                     2000                2000                1999                 1998
                                              -------------------  ------------------  ------------------  -------------------
Revenues                                           $ 2,232,476         $ 3,696,133        $ 1,443,781           $   873,476
                                              -------------------  ------------------  ------------------  ---------------------

Costs and expenses

   Cost of services                                 (2,199,749)           (954,048)          (992,741)           (1,216,761)
   Product development expenses                       (814,048)           (383,042)          (193,188)             (923,082)
   Selling, general and administrative
       expenses                                     (5,014,423)         (3,998,405)        (2,695,999)           (2,561,364)
   Stock-based compensation                          8,164,779         (30,271,024)        (1,312,324)             (660,576)
                                              -------------------  ------------------  ------------------  ---------------------

Total costs and expenses                               136,559         (35,606,519)        (5,194,252)           (5,361,783)
                                              -------------------  ------------------  ------------------  ---------------------

Income (loss) from operations                        2,369,035         (31,910,386)        (3,750,471)           (4,488,307)
                                              -------------------  ------------------  ------------------  ---------------------

Other income (expense):
     Interest income                                   621,416             241,402              4,767                40,788
     Interest expense                                   (2,860)             (2,275)          (167,839)              (57,485)
     Debt origination and other
     financing costs                                   (50,000)            677,700         (3,210,583)             (535,005)
                                              -------------------  ------------------  ------------------  ---------------------

                                                       568,556             916,827         (3,373,655)             (551,702)
                                              -------------------  ------------------  ------------------  ---------------------

Net income (loss)                             $      2,937,591     $   (30,993,559)    $   (7,124,126)       $   (5,040,009)
                                              ===================  ==================  ==================  =====================

Basic earnings (loss) per share               $           0.54     $         (11.42)   $       (6.44)        $        (7.65)
                                              ===================  ==================  ==================  =====================

Diluted earnings (loss) per share             $           0.34     $         (11.42)   $       (6.44)        $        (7.65)
                                              ===================  ==================  ==================  =====================

Weighted average shares outstanding - basic          5,433,577           2,712,931          1,105,603               659,034
                                              ===================  ==================  ==================  =====================

Weighted average shares outstanding - diluted        8,697,917           2,712,931          1,105,603               659,034
                                              ===================  ==================  ==================  =====================

See accompanying notes.

                                                    SMARTSERV ONLINE, INC.

                                        STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)

                                                                        NOTES
                                 COMMON STOCK            COMMON       RECEIVABLE    ADDITIONAL
                                              PAR         STOCK          FROM        PAID-IN      UNEARNED     ACCUMULATED
                              SHARES         VALUE      SUBSCRIBED     OFFICERS      CAPITAL    COMPENSATION     DEFICIT
                              ----------------------------------------------------------------------------------------------
Balances at June 30, 1997       615,832   $  6,158      $     --      $     --    $  9,077,384  $       --    $ (9,781,870)

Issuance of 4,000 Prepaid
   Common Stock Purchase
   Warrants; net of direct
   costs of $545,000                 --         --            --            --       3,455,000          --              --

Conversion of 1,429.33
  Prepaid Common Stock
  Purchase Warrants into
  Common Stock                  220,395      2,204            --            --          (2,204)         --              --

Issuance of warrants  to purchase
  Common Stock to a financial
  consultant in connection with
  the issuance of 4,000 Prepaid
  Common Stock Purchase
  Warrants                           --         --            --            --       5,145,500    (5,145,500)           --

Issuance of warrants to
  purchase Common Stock in
  connection with the
  issuance of notes                  --         --            --            --         388,900          --              --

Issuance of warrants to
  purchase Common Stock in
  connection with investment
  advisory contracts                 --         --            --            --         120,000          --              --

Amortization of unearned
  compensation                       --         --            --            --              --       527,576            --

Net loss for the year                --         --            --            --              --          --      (5,040,009)
                              ----------------------------------------------------------------------------------------------

Balances at June 30, 1998       836,227   $  8,362    $       --    $       --    $ 18,184,580  $ (4,617,924) $(14,821,879)
                              ----------------------------------------------------------------------------------------------

See accompanying notes.

                             SMARTSERV ONLINE, INC.

                 STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)

                                   (Continued)
                                                                        NOTES
                                 COMMON STOCK            COMMON       RECEIVABLE    ADDITIONAL
                                              PAR         STOCK          FROM        PAID-IN      UNEARNED     ACCUMULATED
                              SHARES         VALUE      SUBSCRIBED     OFFICERS      CAPITAL    COMPENSATION     DEFICIT
                              ----------------------------------------------------------------------------------------------
Balances at June 30, 1998       836,227   $   8,362    $         --  $        --   $ 18,184,580  $  (4,617,924) $(14,821,879)

Conversion of 276.67 Prepaid
   Common Stock Purchase
   Warrants into Common Stock   178,560       1,786              --           --         (1,786)            --             --

Issuance of Common Stock to
   Prepaid Warrant holders
   for amending certain
   terms of the Prepaid
   Warrants                      60,000         600              --           --        146,713             --            --

Issuance of warrants to
   purchase Common Stock in
   connection with
   prepayments made by a
   marketing partner                 --          --              --           --          6,300             --            --

Issuance of warrants to
   purchase Common Stock in
   connection with the
   issuance of 8%
   convertible notes                 --          --              --           --      1,573,000             --            --

Beneficial conversion
   feature of 8% convertible
   notes                             --          --              --           --        550,000             --            --

Issuance of Common Stock and
   warrants to purchase
   Common Stock in partial
   settlement of litigation     125,000       1,250              --           --        144,500             --            --

Amortization of unearned
   compensation                      --          --              --           --             --      1,165,020            --

Common Stock subscriptions
   and notes receivable in
   connection with officers'
   employment agreements             --          --       1,812,554   (1,812,554)            --             --            --

Issuance of warrants to
  purchase Common Stock as
  compensation for services          --          --              --           --         59,000             --            --

Redemption of Prepaid Common
  Stock Purchase Warrants            --          --              --           --       (325,000)            --            --

Issuance of warrants to
  purchase Common Stock in
  connection with a
  licensing agreement                --          --              --           --        324,000             --            --

Change in market value of
  employee stock options             --          --              --           --         18,304             --            --

Net loss for the year                --          --              --           --             --             --     (7,124,126)
                               ----------- ----------- ------------- ------------- ------------- -------------- ---------------

Balance at June 30, 1999      1,199,787      11,998       1,812,554   (1,812,554)    20,679,611     (3,452,904)   (21,946,005)
                               ----------- ----------- ------------- ------------- ------------- -------------- ---------------

See accompanying notes.

                                                   SMARTSERV ONLINE, INC.

                                       STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)

                                                        (Continued)
                                                                        NOTES
                                 COMMON STOCK            COMMON       RECEIVABLE    ADDITIONAL
                                              PAR         STOCK          FROM        PAID-IN      UNEARNED     ACCUMULATED
                              SHARES         VALUE      SUBSCRIBED     OFFICERS      CAPITAL    COMPENSATION     DEFICIT
                              ----------------------------------------------------------------------------------------------
Balance at June 30, 1999       1,199,787     11,998     1,812,554   (1,812,554)    20,679,611     (3,452,904)   (21,946,005)

Issuance of Common Stock in
   settlement of obligations
   to a Prepaid Warrant
   holder                        180,000      1,800            --           --        266,895             --             --

Issuance of Common Stock
   upon exercise of employee
   stock options                  47,808        478            --           --         80,290             --             --

Issuance of warrants to
   purchase 334,000 shares
   of Common Stock for
   various consulting
   services                           --         --            --           --        137,300        (77,400)            --

Conversion of 1,357 Prepaid
   Common Stock Purchase
   Warrants into Common Stock    810,785      8,107            --           --         (8,107)            --             --

Issuance of Common Stock in
   connection with Officers'
   Restricted Stock Purchase
   and Employment Agreements   1,103,137     11,031    (1,812,554)   1,145,713      3,997,821             --             --

Issuance of Common Stock
   upon exercise of warrants
   to purchase Common Stock    1,548,842     15,489            --           --      3,465,006             --             --

Amortization of unearned
   compensation                       --         --            --           --             --      1,220,020             --

Issuance of Common Stock and
   warrants to purchase  18,640
   shares of Common Stock in
   connection with private
   placements, net of direct
   costs of $1,073,900           686,535      6,865            --           --     21,414,438             --             --

Change in market value of
  employee stock options and
  stock subscriptions                 --         --            --           --     25,809,604             --             --

Net loss for the year                 --         --            --           --             --             --    (30,993,559)
                               ----------- ----------- ------------- ------------- ------------- -------------- --------------

Balance at June 30, 2000       5,576,894   $ 55,768    $       --    $(666,841)   $75,842,858    $(2,310,284)  $(52,939,564)
                               ----------- ----------- ------------- ------------- ------------- -------------- --------------

See accompanying notes.

                                                   SMARTSERV ONLINE, INC.

                                       STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)

                                                        (Continued)
                                                                        NOTES
                                 COMMON STOCK            COMMON       RECEIVABLE    ADDITIONAL
                                              PAR         STOCK          FROM        PAID-IN      UNEARNED     ACCUMULATED
                              SHARES         VALUE      SUBSCRIBED     OFFICERS      CAPITAL    COMPENSATION     DEFICIT
                              ----------------------------------------------------------------------------------------------
Balance at June 30, 2000       5,576,894    $ 55,768    $      --     $(666,841)   $75,842,858    $(2,310,284)  $(52,939,564)

Amortization of unearned
   compensation                       --          --           --            --             --        643,710             --

Issuance of Common Stock
   upon exercise of warrants
   to purchase Common Stock      337,946       3,380           --            --      1,984,414             --             --

Issuance of warrants to
   purchase 50,000 shares of
   Common Stock for
   consulting services                --          --           --            --         60,000        (60,000)            --

Change in market value of
  employee stock options              --          --           --            --     (8,808,489)            --             --

Issuance of Common Stock
   upon exercise of employee
   stock options                  36,871         369           --            --         38,058             --             --

Conversion of 30 Prepaid
   Common Stock Purchase
   Warrants into Common Stock     21,429         214           --            --           (214)            --             --

Net income for the period             --          --           --            --             --             --      2,937,591
                               ----------- ----------- ------------- ------------- ------------- -------------- --------------

Balance at December 31, 2000   5,973,140    $ 59,731   $       --     $(666,841)   $69,116,627     (1,726,574)  $(50,001,973)
                               =========== =========== ============= ============= ============= ============== ==============

See accompanying notes.

                             SMARTSERV ONLINE, INC.

                            STATEMENTS OF CASH FLOWS

                                                      SIX MONTHS
                                                         ENDED
                                                       DECEMBER 31                       YEAR ENDED JUNE 30
                                                    ------------------  -------------------------------------------------------
                                                          2000               2000                1999               1998
                                                    ------------------  -----------------   ----------------  -----------------
OPERATING ACTIVITIES
Net income (loss)                                       $ 2,937,591       $ (30,993,559)     $  (7,124,126)     $ (5,040,009)
Adjustments  to reconcile  net income (loss) to net
  cash provided by (used for) operating activities:
       Depreciation and amortization                        703,541             560,472            278,646           193,601
       Provision for losses on receivables                   24,133                  --                 --            (1,300)
       Noncash interest costs                                    --                  --             12,524            52,837
       Noncash debt origination and other
                 financing costs                             50,000            (717,670)         2,593,808           475,527
       Noncash compensation costs                        (8,808,489)         28,991,104             18,304                --
       Noncash consulting services                          643,710           1,279,920          1,349,020           660,576
       Amortization of unearned revenues                 (1,564,598)         (1,656,632)        (1,112,138)         (251,058)
       Settlement of litigation                                  --                  --                 --           145,750
       Changes in operating assets and liabilities
          Accounts receivable                                63,349             111,780           (237,227)           40,031
          Prepaid expenses                                  (80,853)           (163,806)           (44,547)          (25,878)
          Accounts payable and accrued
                 liabilities                              1,220,564           1,057,632            817,399           335,348
          Unearned revenues                                      --                  --          6,121,776         1,002,193
          Security deposit                                 (127,000)              1,460             (4,397)           10,781
                                                    ------------------  -----------------   ----------------  -----------------
Net cash provided by (used for) operating
  activities                                             (4,938,052)         (1,529,299)         2,669,042        (2,401,601)
                                                    ------------------  -----------------   ----------------  -----------------

INVESTING ACTIVITIES
Capitalization of software development costs               (333,648)         (1,122,003)          (765,445)               --
Purchase of equipment                                    (1,398,748)           (419,335)           (84,449)          (60,424)
                                                    ------------------  -----------------   ----------------  -----------------
Net cash used for investing activities                   (1,732,396)         (1,541,338)          (849,894)          (60,424)
                                                    ------------------  -----------------   ----------------  -----------------

FINANCING ACTIVITIES
Proceeds from the issuance of warrants                    1,987,794              24,746            324,000         2,643,941
Proceeds from the issuance of common stock                   38,427          26,031,723                 --                --
Proceeds from the issuance of common stock to
  officers                                                       --               9,012                 --                --
Proceeds from the issuance of short-term notes                   --                  --            478,500           196,500
Repayment of short-term notes                                    --                  --           (691,794)               --
Repayment of capital lease obligation                            --             (70,147)           (83,528)          (92,536)
Proceeds of advances from DTN                                    --                  --          2,058,300                --
Repayment of advances from DTN                                   --                  --         (2,058,300)               --
Costs of issuing debt                                      (200,000)                 --                 --                --
Costs of issuing securities                                      --          (1,073,903)           (35,000)          (25,000)
                                                    ------------------  -----------------   ----------------  -----------------
Net cash provided by (used for) financing
  activities                                              1,826,221          24,921,431             (7,822)        2,722,905
                                                    ------------------  -----------------   ----------------  -----------------

Increase (decrease) in cash and cash equivalents         (4,844,227)         21,850,794          1,811,326           260,880
Cash and cash equivalents - beginning of period          24,016,345           2,165,551            354,225            93,345
                                                    ------------------  -----------------   ----------------  -----------------
Cash and cash equivalents - end of period             $  19,172,118       $  24,016,345     $    2,165,551    $      354,225
                                                    ==================  =================   ================  =================

See accompanying notes.

                             SMARTSERV ONLINE, INC.

                          NOTES TO FINANCIAL STATEMENTS

1.   NATURE OF BUSINESS

SmartServ Online, Inc. commenced operations on August 20, 1993. We deliver Internet-based and wireless content, as well as "Web-to-Wireless" applications, such as securities trade order routing, that enable m-commerce by providing transactional and information services to our alliance partners. We have developed online financial and transactional applications using a unique "device agnostic" delivery solution and make these services available to wireless handsets and personal digital assistants, personal computers and the Internet through our application software and communications architecture. Our services facilitate stock trading and other m-commerce transactions, as well as the dissemination of real-time stock quotes, business and financial news, sports information, private-labeled electronic mail, national weather reports and other business and entertainment information in a user-friendly manner.

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

In October 2000, we announced the change of our year end from a fiscal year ending on June 30th to a calendar year ending on December 31st in order to conform to standard industry practice. This change in fiscal year end gives rise to the six month transition period ended December 31, 2000. The new fiscal year commenced on January 1, 2001.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION
- ---------------------
The financial statements are prepared in conformity with accounting principles generally accepted in the United States.

Our stockholders approved a one-for-six reverse stock split at a Special Meeting on October 15, 1998. Such reverse stock split became effective on October 26, 1998. All applicable financial statement amounts and related disclosures have been restated to give effect to this transaction.

USE OF ESTIMATES
- ----------------
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

REVENUE RECOGNITION
- -------------------
Revenues are recognized as services are provided. Deferred revenues, resulting from customer prepayments, are recognized as services are provided throughout the term of the agreement. Deferred revenues resulting from our agreement with Data Transmission Network Corporation were amortized over the anticipated future revenue stream, a period of 42 months, commencing June 1, 1999. We have amended our agreement with DTN such that, effective September 1, 2000, SmartServ performed maintenance and enhancement services through December 2000 and will continue to provide operational support through August 2001. Therefore, commencing September 1, 2000, deferred revenues are being amortized to income on a straight-line basis over the period through August 2001.

EARNINGS PER SHARE
- ------------------
Basic earnings per share is computed on the weighted average number of common shares outstanding. Diluted earnings per share reflects the increase in the weighted average common shares outstanding that would result from the assumed exercise of outstanding stock options calculated using the treasury stock method.

CAPITALIZED SOFTWARE DEVELOPMENT COSTS
- --------------------------------------
In connection with certain contracts entered into between SmartServ and its strategic marketing partners, as well as other projects, we have capitalized costs related to certain product enhancements and application development in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed", effective July 1, 1998.

On an ongoing basis, SmartServ reviews the future recoverability of its long-lived assets for impairment or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. To date, no such events or circumstances have occurred. If such events or changes in circumstances do occur, we will recognize an impairment loss if the undiscounted future cash flows expected to be generated by the asset are less than its carrying value. The impairment loss would reduce the asset to its fair value.

FAIR VALUE OF FINANCIAL INSTRUMENTS
- -----------------------------------
The carrying amounts of our financial instruments approximate fair value.

SUPPLEMENTAL CASH FLOW DATA
- ---------------------------
We consider all highly liquid investments with a maturity date of three months or less when purchased to be cash equivalents.

During December 2000, the Company satisfied an obligation to Hewlett-Packard Company for the purchase of fixed assets and consulting services of $884,053 and $562,203, respectively, by issuing Hewlett-Packard a note in the amount of $1,446,256. This transaction is considered a non-cash transaction for the purposes of the Statement of Cash Flows.

Interest, debt origination and other financing costs paid during the six month period ended December 31, 2000 and the years ended June 30, 2000, 1999 and 1998 were $202,860, $2,275, $101,974 and $32,536, respectively.

CONCENTRATION OF CREDIT RISK
- ----------------------------
Financial instruments that potentially subject SmartServ to concentrations of credit risk consist primarily of its commercial paper investments and accounts receivable. It is management's policy to invest in only those companies with a AAA credit rating; therefore, our commercial paper investments are short-term and highly liquid. At December 31, 2000, accounts receivable consist principally of amounts due from Data Transmission Network Corporation ($86,000), and a financial services company ($7,500). We perform periodic credit evaluations of our customers and, if applicable, provide for credit losses in the financial statements.

PROPERTY AND EQUIPMENT
- ----------------------
Property and equipment are stated at cost. Equipment purchased under a capital lease is recorded at the present value of the future minimum lease payments at the date of acquisition. Depreciation is computed using the straight-line method over estimated useful lives of three to ten years.

ADVERTISING COSTS
- -----------------
Advertising costs are expensed as incurred and were approximately $54,000, $91,700, $20,500 and $97,100 in the six month period ended December 31, 2000 and the fiscal years ended June 30, 2000, 1999 and 1998, respectively.

STOCK BASED COMPENSATION
- ------------------------
We maintain several stock option plans for employees and non-employee directors that provide for the granting of stock options for a fixed number of shares with an exercise price equal to the fair value of the shares at the date of grant. We account for these stock compensation plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). Accordingly, compensation expense is recognized to the extent that the fair value of the stock exceeds the exercise price of the option at the measurement date. Certain options, which have been repriced, are subject to the variable plan requirements of APB No. 25, that requires us to record compensation expense for changes in the fair value of our common stock.

RECENT ACCOUNTING PRONOUNCEMENTS
- --------------------------------

In December 1999, the SEC staff released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides interpretive guidance on the recognition, presentation and disclosure of revenue in the financial statements. The adoption of SAB 101 did not have a material affect on our financial results.

3.   PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                                  DECEMBER 31                      JUNE 30
                                                                -----------------    -------------------------------------
                                                                      2000                 2000                1999
                                                                -----------------    -----------------    ----------------
   Data processing equipment                                    $   3,221,833        $   1,109,828        $     700,210
   Data processing equipment purchased under a
        capital lease                                                 246,211              246,211              246,211
   Office furniture and equipment                                     172,452               81,140               71,423
   Display equipment                                                   71,335                9,635                9,635
   Leasehold improvements                                              54,462               36,678               36,678
                                                                -----------------    -----------------    ----------------
                                                                    3,766,293            1,483,492            1,064,157
   Accumulated depreciation, including $180,555
       $155,933 and $106,691 for equipment
       purchased under a capital lease                             (1,107,485)            (796,053)            (565,709)
                                                                -----------------    -----------------    ----------------
                                                                $   2,658,808        $     687,439        $     498,448
                                                                =================    =================    ================

4.   NOTE PAYABLE

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

In May 2000, we entered into a Business Alliance Agreement with Hewlett-Packard Company whereby the companies agreed to jointly market their respective products and services, and to work on the build-out of SmartServ's domestic and international infrastructure. In furtherance of these objectives Hewlett-Packard has provided us with a line of credit of up to $20,000,000 for the acquisition of approved hardware, software and services. At December 31, 2000, Hewlett-Packard Company had advanced us $1,446,000 under this facility and will make available additional funds as SmartServ complies with certain financial milestones. The debt is evidenced by a note, bearing an interest rate of 11%, secured by the Company's assets, exclusive of its internally developed software products, with a three year maturity and may be converted into our common stock at $33.56 per share.

5.   EQUITY TRANSACTIONS

In September 1997, The Zanett Securities Corporation ("Zanett"), acting as our placement agent, completed the private placement ("Placement") of $4 million of our Prepaid Common Stock Purchase Warrants ("Prepaid Warrants"). The sale of these Prepaid Warrants was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof. At December 31, 2000, Prepaid Warrants with a face value of $582,000 were outstanding and are currently convertible into 415,714 shares of our common stock. As compensation for its services, Zanett received a placement fee and an unaccountable expense allowance of 10% ($400,000) and 3% ($120,000), respectively, of the gross proceeds of the Placement. Additionally, we issued warrants to purchase 155,627 shares of common stock to Zanett that are subject to antidilution provisions and are exercisable at $4.34 per share of common stock. These warrants expire on September 30, 2002.

Also in conjunction with the Placement, we entered into an agreement with Bruno Guazzoni, a financial consultant, who is an affiliate of Zanett Lombardier,
Ltd., an investor in the Prepaid Warrants. During the five-year term of the agreement such consultant will provide us with advisory services relating to financial and strategic ventures and alliances, investment banking and general financial advisory services, and advice and assistance with our market development activities. As compensation for these services, we issued warrants to purchase 922,236 shares of common stock to this consultant that are subject to antidilution provisions and are exercisable at $4.34 per share of common stock. We have valued these warrants in accordance with Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation", and the Black-Scholes pricing methodology at $5,145,500 and recorded this amount in stockholders' equity as unearned compensation. Unearned compensation is being amortized to income over the five-year term of the agreement. These warrants expire on September 30, 2002. We have recorded consulting expense of $582,500, $1,165,000, $1,165,000 and $527,600 for the six months ended December 31, 2000 and the years ended June 30, 2000, 1999 and 1998, respectively.

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

In September 1998, we issued warrants to purchase 3,000 shares of common stock to Data Transmission Network Corporation for prepayment of certain guaranteed payments in accordance with the Software License and Service Agreement between the parties dated April 23, 1998. Such warrants were exercisable at $3.00 per share of common stock and have been recorded in accordance with the Black-Scholes pricing methodology as other financing costs. In June 1999, in consideration of the receipt of $324,000, we agreed to issue Data Transmission Network Corporation warrants for the purchase of 300,000 shares of our common stock at $8.60 per share. The warrants have been recorded in accordance with the Black-Scholes pricing methodology. In June and November 2000, we issued 203,000 and 100,000 shares, respectively, of common stock upon the exercise of the warrants. Proceeds from the exercise of the warrants were $2,589,000.

In November 1998, we issued 125,000 shares of common stock and warrants to purchase 16,667 shares of common stock, exercisable at $5.00 per share, to Steven Francesco, a former SmartServ officer, as partial consideration for the settlement of his claims against us and certain of our officers and directors. The value of these shares has been recorded in selling, general and administrative expenses based upon the fair value of our common stock at that date while the warrants have been recorded in accordance with the Black-Scholes pricing methodology. In February 2000, we issued 16,667 shares of our common stock to Mr. Francesco upon exercise of the warrants. The proceeds from such exercise amounted to $83,335.

In December 1998, our Board of Directors approved the terms of employment contracts for Sebastian E. Cassetta, Chairman and Chief Executive Officer, and Mario F. Rossi, Executive Vice President of Technology. Accordingly, SmartServ and Mr. Cassetta have entered into an employment agreement, effective January 1, 1999 and expiring on December 31, 2001, providing for, among other things, the sale to him of 618,239 shares of restricted common stock. SmartServ received cash in the amount of $6,182 and a 5 year, non-recourse promissory note in the amount of $457,497. The note is secured by the common stock and bears an interest rate of 6.75%. The stock purchase agreement provides SmartServ with certain repurchase options and provides Mr. Cassetta with a put option in the event of the termination of his employment.

SmartServ and Mr. Rossi have also entered into an employment agreement, effective January 1, 1999 and expiring on December 31, 2001, providing for, among other things, the sale to him of 206,080 shares of restricted common stock. SmartServ received cash in the amount of $2,061 and a 5 year, non-recourse promissory note in the amount of $152,499. The note is secured by the common stock and bears an interest rate of 6.75%. The stock purchase agreement provides SmartServ with certain repurchase options and provides Mr. Rossi with a put option in the event of the termination of his employment.

In October 1999, our Board of Directors authorized the repricing of the restricted shares granted to Messrs. Cassetta and Rossi to $0.75 per share, the fair value of the shares at that date. Through December 31, 1999, the restricted stock awards were variable plan awards pursuant to APB No. 25 and accordingly, SmartServ was required to recognize compensation expense for the changes in the market value of its common stock. In conjunction therewith, we have recorded a charge to compensation expense of $15,636,300, as well as a corresponding increase to additional paid-in capital. We have amended our restricted stock purchase agreements with Messrs. Cassetta and Rossi to provide for certain recourse against them in the event of their default on their obligations to us. Accordingly, the restricted stock awards are no longer variable plan awards pursuant to APB No. 25.

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

In January 1999, we agreed to cancel warrants to purchase 20,833 shares of common stock exercisable at $15.75 and $19.50 per share to a financial advisor to SmartServ, and to grant such advisor warrants to purchase 40,833 shares of common stock at $0.60 per share for his efforts at arranging our relationship with

Spencer Trask Securities. These warrants have been recorded as professional fees in accordance with the Black-Scholes pricing methodology. In March 2000, we issued 40,833 shares of common stock upon exercise of the warrants. Proceeds from the exercise of the warrants were $24,500.

During the year ended June 30, 1999, holders of 276.67 of our Prepaid Warrants converted such warrants into 178,560 shares of common stock at exercise prices ranging from $0.75 to $2.38 per share.

The delisting of our common stock from the Nasdaq Small Cap Market in May 1998 caused us to default on certain terms and conditions of the Prepaid Warrants. Such default obligated SmartServ to pay financial penalties, as well as to redeem the outstanding Prepaid Warrants at a 43% premium. We had been unable to obtain appropriate waivers from holders of $1,994,000 of such Prepaid Warrants. Accordingly, we recorded a charge to debt origination and other financing costs in the amount of $986,365, representing the potential penalties due such holders. During the year ended June 30, 2000, we reversed $717,000 of such unpaid penalties upon the conversion by the holders of the Prepaid Warrants into SmartServ common stock.

In October 1999, SmartServ entered into a restricted stock agreement with Robert Pearl, Senior Vice President Business Development, providing for the sale to Mr. Pearl of 76,818 shares of common stock at a purchase price of $0.75 per share. SmartServ received cash in the amount of $768 and a 5 year, non-recourse promissory note in the amount of $56,845. The note is secured by the common stock and bears an interest rate of 7.50%. The stock purchase agreement provides SmartServ with certain repurchase options and provides Mr. Pearl with a put option in the event of the termination of his employment.

In October 1999, we entered into a consulting agreement with a financial advisor. As consideration for such services, we granted this advisor warrants to purchase 100,000 shares of common stock at an exercise price of $2.625 per share and warrants to purchase 100,000 shares of common stock at $3.625 per share. In January 2000, in consideration of $125,000 and the issuance of warrants to purchase 8,000 shares of common stock at $18.375 per share, we extended this agreement for the two-year period commencing October 24, 2000. The warrants expire on October 24, 2004. We have recorded a noncash charge of $62,400 in the year ended June 30, 2000 for the value of the warrants to unearned compensation that is being amortized to income over the term of the agreement. In July 2000, we issued 200,000 shares of our common stock to this advisor upon exercise of warrants to purchase such shares. Proceeds from the exercise were $625,000.

In December 1999, we issued 202,000 shares of common stock to Messrs. Cassetta and Rossi in satisfaction of our bonus obligations to them under their employment contracts. We have recorded a charge to compensation expense of $3,181,500 for the change in fair value of our common stock between the due date of the obligation and the grant date of the common stock.

During the year ended June 30,  2000,  we issued  warrants to  purchase  126,000 shares of our common stock to various marketing and technical consultants as partial compensation for services rendered and to be rendered to SmartServ. The warrants have exercise prices of between $2.50 and $49.50 and expire through April 30, 2003. We recorded $74,000 as unearned compensation which is being amortized over the terms of the consulting agreements.

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

In August 2000, we issued warrants to purchase 50,000 shares of our common stock to a financial consultant as partial consideration for services to be rendered to SmartServ. The warrants have an exercise price of $49.50 and expire on April 30, 2003. During the six months ended December 31, 2000, we recorded a charge to earnings of $60,000 in connection with these warrants.

In the six month period ended December 31, 2000, we issued 337,946 shares of common stock to certain other investors at prices ranging from $2.63 to $14.64 per share upon exercise of warrants to purchase such shares. Net proceeds from the exercise of these warrants were $1,987,800.

In December 2000, holders of 30 of our Prepaid Warrants converted such warrants into 21,429 shares of common stock at an exercise price of $1.40 per share.

In the six month period ended December 31, 2000, we issued 36,871 shares of common stock to employees pursuant to the exercise of employee stock options. The options were exercised at prices ranging from $0.94 to $1.29 per share. Proceeds from the exercise of these options were $38,427.

At December 31, 2000, we have 1,725,000 public warrants (SSOLW) and 300,000 warrants with terms identical to the public warrants outstanding. These warrants are currently convertible into our common stock at the ratio of one warrant per $0.5174 share of common stock at an exercise price of $7.73 per share and expire on March 20, 2002. These warrants are redeemable by SmartServ on not less than 30 days written notice at the redemption price of $0.10 per warrant, provided the average closing bid quotation of the common stock as reported on the Nasdaq Stock Market has been at least 187.5% of the current exercise price of the warrants for a period of 20 consecutive trading days ending on the third day prior to the date on which we give notice of redemption.

At December 31, 2000, there were 4,774,000 shares reserved for issuance upon the exercise of options and warrants to purchase common stock and 596,000 shares reserved for issuance upon the conversion of convertible notes.

6.   STOCK-BASED COMPENSATION

In connection with the grant of certain stock options, warrants and other compensation arrangements, we have recorded charges to earnings that are noncash in nature. Certain of these grants are subject to the variable plan requirements of APB No. 25 that require us to record compensation expense for changes in the fair value of our common stock.

The following table shows the amount of stock-based compensation (charges)/credits that would have been recorded in the categories of the statement of operations had stock-based compensation not been separately stated therein:

                                                SIX MONTHS ENDED
                                                  DECEMBER 31                         YEAR ENDED JUNE 30
                                              ---------------------  -----------------------------------------------------
                                                      2000                 2000               1999               1998
                                              ---------------------  ------------------  ----------------   --------------
Costs of revenues                                 $    2,301,539     $    (2,749,997)    $       (1,724)    $         --

Selling, general and administrative expenses           5,863,240         (27,521,027)        (1,310,600)        (660,576)
                                              ---------------------  ------------------  ----------------   --------------
                                                  $    8,164,779     $   (30,271,024)    $   (1,312,324)    $   (660,576)
                                              =====================  ==================  ================   ==============

As more fully described in Note 12 to the financial statements, stock-based compensation for the six months ended December 31, 2000, consists primarily of the impact of changes in the market value of the Company's common stock on the value of options to purchase common stock issued to employees. During the fiscal year ended June 30, 2000, stock-based compensation consists primarily of the above, as well as the compensation issues related to the issuance of restricted stock to Messrs. Cassetta and Rossi, as more fully described in Note 5 to the financial statements.

7.   EARNINGS PER SHARE

The following  table sets forth the  computation  of basic and diluted  earnings
(loss) per share:

                                             SIX MONTHS ENDED
                                               DECEMBER 31                           YEAR ENDED JUNE 30
                                           ---------------------   -------------------------------------------------------
                                                   2000                  2000               1999               1998
                                           ---------------------   ----------------   ----------------   -----------------
Numerator
   Net earnings (loss)                     $        2,937,591      $  (30,993,559)    $   (7,124,126)    $   (5,040,009)
                                           =====================   ================   ================   =================
Denominator
   Denominator for basic earnings per
   share - weighted average shares                  5,433,577           2,712,931          1,105,603            659,034

   Dilutive effect of warrants to
   purchase common stock                            2,214,176                  --                 --                 --

   Dilutive effect of employee stock
   options and restricted shares                    1,050,164                  --                 --                 --
                                           -------------------------------------------------------------------------------

   Denominator for diluted earnings per
   share                                            8,697,917           2,712,931          1,105,603            659,034
                                           ===============================================================================

Basic earnings (loss) per common share
                                           $             0.54      $       (11.42)    $        (6.44)    $        (7.65)
                                           =====================   ================   ================   =================

Diluted earnings (loss) per common share
                                           $             0.34      $       (11.42)    $        (6.44)    $        (7.65)
                                           =====================   ================   ================   =================

Outstanding employee stock options and other warrants to purchase an aggregate of 518,000, 4,568,000, 6,563,000, and 2,223,000 shares of common stock at
December 31, 2000 and June 30, 2000, 1999 and 1998, respectively, were not included in the computation of diluted earnings per share because either the Company reported a loss for the period or their exercise prices were greater than the average market price of the common stock and, therefore would be antidilutive.

8.   INCOME TAXES

At December 31, 2000, June 30, 2000 and June 30, 1999, SmartServ has deferred tax assets as follows:

                                                                                    JUNE 30
                                                  DECEMBER 31         -------------------------------------
                                                      2000                 2000                 1999
                                                -----------------     ----------------     ----------------
     Capitalized Start-up Costs                  $      198,000       $     371,000          $     741,600

     Net Operating Loss Carryforwards                25,694,000          19,182,000              6,578,000
                                                -----------------     ----------------     ----------------

                                                 $   25,892,000       $  19,553,000          $   7,319,600
                                                =================     ================     ================

In accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," we have established a valuation allowance to fully reserve the future income tax benefit of these deferred tax assets due to uncertainty about their future realization. The valuation allowances were $25,892,000, $19,553,000 and $7,319,600 at December 31, 2000, June 30, 2000 and
June 30, 1999, respectively.

At December 31, 2000, we have net operating loss carryforwards for Federal income tax purposes of approximately $59,431,000 which expire in the years 2009 through 2016. As a result of the public issuance of stock by SmartServ on March 21, 1996, and the resultant change in ownership pursuant to Internal Revenue Code Section 382, the utilization of net operating losses incurred to this date may be limited.

9.   LEASES

SmartServ leases office space for its Stamford, Connecticut headquarters under a noncancelable lease. The lease includes escalation clauses for items such as real estate taxes, building operation and maintenance expenses, and electricity usage. We also lease office space in Zurich, Switzerland on a month-to-month basis.

Rent expense amounted to approximately $266,490, $267,800, $290,600, and $278,000 for the six month period ended December 31, 2000, and the years ended June 30, 2000, 1999, and 1998, respectively.

Minimum future rental payments at December 31, 2000 are as follows:

YEAR ENDING DECEMBER 31
- -----------------------
         2001                                         $    369,000
         2002                                              392,800
         2003                                              475,500
         2004                                              485,900
         2005                                              496,300
         Thereafter                                      2,550,700
                                                     -----------------
                                                      $  4,770,200
                                                     =================

10.  COMMITMENTS AND CONTINGENCIES

On or about June 4, 1999, Michael Fishman, our former Vice President of Sales, commenced an action against us, Sebastian E. Cassetta (our Chairman of the Board and Chief Executive Officer), Steven Francesco (our former President) and four others in the Connecticut Superior Court for the Judicial District of Stamford/Norwalk at Stamford alleging breach of contract, breach of duty of good faith and fair dealing, fraudulent misrepresentation, negligent misrepresentation, intentional misrepresentation and failure to pay wages. The defendants have answered the complaint and filed counterclaims for fraudulent inducement and breach of contract. Plaintiff has responded to the counterclaim and discovery is proceeding. Although we are vigorously defending this action, there can be no assurance that we will be successful.

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

11.  SIGNIFICANT RELATIONSHIPS

In April 1998, we entered into an agreement with Data Transmission Network Corporation whereby Data Transmission Network Corporation purchased the exclusive right to market three of our Internet products: SmartServ Pro, a real time stock quote product; TradeNet, an online trading vehicle for the customers of small and medium sized brokerage companies, and BrokerNet, an administrative reporting package for brokers of small and medium sized brokerage companies. In June 1999, SmartServ and Data Transmission Network Corporation amended the agreement such that in consideration of the receipt of $5.175 million, we granted Data Transmission Network Corporation an exclusive perpetual worldwide license to our Internet-based (i) SmartServ Pro, (ii) TradeNet, (iii) BrokerNet, and (iv) an order entry/routing system. Additionally, we received $324,000 in exchange for an agreement to issue warrants to purchase 300,000 shares of our common stock at an exercise price of $8.60 per share. In November 2000, we amended the License Agreement to provide that in consideration for a copy of the application source code, Data Transmission Network Corporation will return both the domestic and international marketing rights of the software applications to SmartServ. Pursuant to this amendment, Smartserv performed maintenance and enhancement services through December 2000, and will provide operational support through August 2001. Revenues received by SmartServ pursuant to this amendment will be $83,000 per month through August 2001.

During the six month period ended December 31, 2000 our relationship with Data Transmission Network Corporation accounted for substantially all of our revenue. For the years ended June 30, 2000 and 1999, Data Transmission Network Corporation accounted for 96.9% and 94.8%, respectively, of our revenues while during the year ended June 30, 1998, three strategic marketing partner relationships accounted for 10.2%, 10.0% and 24.1%, respectively, of the our revenues.

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

In October 1999, our Board of Directors authorized the establishment of our 1999 Employee Stock Option Plan ("1999 Plan"). The 1999 Plan provided for the issuance of options to employees and directors for the purchase of a maximum of 400,000 shares of our common stock. The Board of Directors authorized the issuance of 400,000 of such options to both employees and non-employee directors at the fair value of the common stock on that date. The 1999 Plan provides for the issuance of such options at not less than the fair value of the common stock on the date of grant.

In May 2000, our Board of Directors authorized the establishment of our 2000 Employee Stock Option Plan ("2000 Plan"). The 2000 Plan provided for the issuance of options to employees and directors for the purchase of a maximum of 750,000 shares of our common stock. In November 2000, our Board of Directors increased the number of shares available for issuance under the 2000 Employee Stock Option Plan by 600,000 to a maximum of 1,350,000. The 2000 Plan provides for the issuance of such options at not less than the fair value of the common stock on the date of grant. The Board of Directors authorized the issuance of 1,138,000 of such options to employees and non-employee directors at exercise prices equal to the fair value on the dates of grant.

At December 31, 2000, there were options available for the issuance of 447,000 shares of common stock to employees under the Company's employee stock option plans.

Information concerning stock options for the Company is as follows:

                                                                                    AVERAGE
                                                                                    EXERCISE
                                                              OPTIONS                PRICE
                                                        -------------------- -----------------------
Balance at July 1, 1997                                          56,392             $  31.26

     Granted                                                    206,391                12.00
     Exercised                                                       --                --
     Cancelled                                                  (85,216)               25.50
                                                        -------------------- -----------------------
Balance at June 30, 1998                                        177,567                12.00

     Granted                                                    463,858                 1.92
     Exercised                                                       --                --
     Cancelled                                                 (355,524)                7.26
                                                        -------------------- -----------------------
Balance at June 30, 1999                                        285,901                 1.54

     Granted                                                  1,091,000                31.10
     Exercised                                                  (47,810)                1.69
     Cancelled                                                   (6,310)                1.40
                                                        -------------------- -----------------------
Balance at June 30, 2000                                      1,322,781                25.92

     Granted                                                    862,250                19.48
     Exercised                                                  (36,871)                1.01
     Cancelled                                                 (282,326)               43.19
                                                        -------------------- -----------------------
Balance at December 31, 2000                                  1,865,834             $  20.82
                                                        ==================== =======================

The  following  table  summarizes   information  about  employee  stock  options
outstanding as of December 31, 2000.

                                          OPTIONS OUTSTANDING                             OPTIONS EXERCISABLE
                            -------------------------------------------------      -----------------------------------
                                     AVERAGE
                                                 AVERAGE        REMAINING                                AVERAGE
         RANGE OF              NUMBER OF         EXERCISE      CONTRACTUAL            NUMBER OF         EXERCISE
     EXERCISE PRICES            OPTIONS           PRICE        LIFE (YEARS)            OPTIONS            PRICE
- --------------------------- ----------------- --------------- ---------------      ---------------- ------------------
    $0.94 to $2.34               594,910        $    1.16             8.7               425,716          $    1.24
    15.00 to 19.00               803,887            18.70             4.5               225,315              18.82
        49.50                    467,037            49.50             9.9               162,683              49.50
                            -----------------                                      ----------------
                               1,865,834                                                813,714
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

Pertinent assumptions with regard to the determination of fair value of the options and their impact on earnings per share are as follows:

                                                      SIX MONTHS
                                                         ENDED
                                                       DECEMBER 31                    YEAR ENDED JUNE 30
                                                    ----------------     ------------------------------------------------
                                                         2000                2000              1999             1998
                                                    ----------------     --------------    --------------    ------------
  Weighted  average  dividend  yield  for  options
       granted                                             0.0%                 0.0%             0.0%               0.0%

  Weighted average expected life in years                  3.0                  5.0              5.0                5.0

  Weighted average volatility                            160.5%               159.1%           147.0%             143.9%

  Risk-free interest rate                                  6.18%                5.41%            5.75%              6.0%

  Weighted   average  grant  date  fair  value  of
       options                                           $18.61               $25.07            $1.92             $10.92

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. As such, the pro forma net earnings (loss) and earnings (loss) per share are not indicative of future years.

SmartServ's pro forma information is as follows:

                                     SIX MONTHS ENDED
                                    DECEMBER 31, 2000                         YEAR ENDED JUNE 30, 2000
                          ---------------------------------------    -------------------------------------------
                               REPORTED            PROFORMA               REPORTED              PROFORMA
                          ------------------- -------------------    -------------------- ----------------------
Net income (loss)               $2,937,591         $2,177,519             ($30,993,559)         ($32,115,231)
                          =================== ===================    ==================== ======================

Basic earnings (loss)
  per share                       $0.54              $0.40                   ($11.42)            ($11.84)
                          =================== ===================    ==================== ======================

Diluted earnings (loss)
  per share                       $0.34              $0.25                   ($11.42)            ($11.84)
                          =================== ===================    ==================== ======================

                                                           YEAR ENDED JUNE 30
                          --------------------------------------------------------------------------------------
                                           1999                                         1998
                          ---------------------------------------    -------------------------------------------
                               REPORTED            PROFORMA               REPORTED              PROFORMA
                          ------------------- -------------------    -------------------- ----------------------

Net loss                       ($7,124,126)       ($7,308,036)           ($5,040,009)          ($5,654,512)
                          =================== ===================    ==================== ======================
Basic loss per share
                               ($6.44)              ($6.61)               ($7.65)               ($8.58)
                          =================== ===================    ==================== ======================

Diluted loss per share
                               ($6.44)              ($6.61)               ($7.65)               ($8.58)
                          =================== ===================    ==================== ======================

13. COMPARATIVE FINANCIAL INFORMATION

The comparative statements of operations for the six months ended December 31, 2000 and 1999 are as follows:

                                                                        SIX MONTHS ENDED DECEMBER 31
                                                            -----------------------------------------------------
                                                                     2000                        1999
                                                            -----------------------    --------------------------
                                                                                              (UNAUDITED)
      Revenues                                              $          2,232,476       $           1,720,913
                                                            -----------------------    --------------------------

      Costs and expenses
         Cost of services                                             (2,199,749)                   (445,412)
         Product development expenses                                   (814,048)                   (134,222)
         Selling, general and administrative expenses                 (5,014,423)                 (1,302,974)
         Stock-based compensation                                      8,164,779                 (21,635,019)
                                                            -----------------------    --------------------------

      Total costs and expenses                                           136,559                 (23,517,627)
                                                            -----------------------    --------------------------

      Income (loss) from operations                                    2,369,035                 (21,796,714)
                                                            -----------------------    --------------------------

      Other income (expense):
         Interest income                                                 621,416                      13,033
         Interest expense and other financing costs                      (52,860)                    687,450
                                                            -----------------------    --------------------------

                                                                         568,556                     700,483
                                                            -----------------------    --------------------------

      Net income (loss)                                     $          2,937,591       $         (21,096,231)
                                                            =======================    ==========================

      Basic earnings (loss) per share                       $              0.54        $              (15.19)
                                                            =======================    ==========================

      Diluted earnings (loss) per share                     $              0.34        $              (15.19)
                                                            =======================    ==========================

      Weighted average shares outstanding - basic                      5,433,577                   1,388,546
                                                            =======================    ==========================

      Weighted average shares outstanding - diluted                    8,697,917                   1,388,546
                                                            =======================    ==========================


14. SUBSEQUENT EVENTS

In January 2001, a holder of 28 of our Prepaid Warrants converted such warrants into 20,000 shares of common stock at an exercise price of $1.40 per share.

ITEM8.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
- -----        FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 9.       DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
- ------        COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The information called for by this Item is set forth under the caption "Directors and Executive Officers of the Company" in the Proxy Statement for the Annual Meeting of Stockholders to be held on June 1, 2001, and is incorporated herein by reference.

ITEM 10.      EXECUTIVE COMPENSATION
- -------

The information called for by this Item is set forth under the caption "Executive Compensation" in the Proxy Statement for the Annual Meeting of
Stockholders to be held on June 1, 2001, and is incorporated herein by reference.

ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
- -------

The information called for by this Item is set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement for the Annual Meeting of Stockholders to be held on June 1, 2001, and is incorporated herein by reference.

ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
- -------

The information called for by this Item is set forth under the caption "Certain Relationships and Related Transactions" in the Proxy Statement for the Annual Meeting of Stockholders to be held on June 1, 2001, and is incorporated herein by reference.

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K

(A)      INDEX TO EXHIBITS

EXHIBIT           DESCRIPTION

3.1               Amended  and  Restated  Certificate  of  Incorporation  of the
                  Company***
3.2 Certificate of Amendment to the Amended and Restated Certificate of Incorporation filed on June 1, 1998 **
3.3 Certificate of Amendment to the Amended and Restated Certificate of Incorporation filed on October 16, 1998 **
3.4               By-laws of the Company, as amended ***
4.1               Specimen Certificate of the Company's Common Stock ***
4.2 Stock Purchase Agreement, dated May 12, 2000, between the Company and TecCapital, Ltd., The Abernathy Group and Conseco Equity Fund *******
4.3 Note Purchase Agreement, dated September 28, 2000, between the Company and Hewlett-Packard Company *
4.4 Registration Rights Agreement, dated September 28, 2000, between the Company and Hewlett-Packard Company *
4.5 Convertible Secured U.S. $20,000,000 Promissory Note, dated September 28, 2000, between the Company and Hewlett-Packard Company *
10.1 Information Distribution License Agreement dated as of July 18, 1994 between the Company and S&P ComStock, Inc. ***
10.2 New York Stock Exchange, Inc. Agreement for Receipt and Use of Market Data dated as of August 11, 1994 between the Company and the New York Stock Exchange, Inc. ***
10.3 The Nasdaq Stock Market, Inc. Vendor Agreement for Level 1 Service and Last Sale Service dated as of September 12, 1994 between the Company and The Nasdaq Stock Exchange, Inc. ("Nasdaq") ***
10.4 Amendment to Vendor Agreement for Level 1 Service and Last Sale Service dated as of October 11, 1994 between the Company and Nasdaq ***
10.5 Lease Agreement dated as of March 4, 1994, between the Company and One Station Place, L.P. regarding the Company's Stamford, Connecticut, offices ***
10.6 Lease Modification and Extension Agreement, dated February 6, 1996, between the Company and One Station Place, L.P. regarding the Company's Stamford, Connecticut, offices ****
10.7 Second Lease Modification and Extension Agreement, dated June 29, 2000, between the Company and One Station Place, L.P. regarding the Company's Stamford, Connecticut, offices *
10.8              Form of 1996 Stock Option Plan *****
10.9              Form of 1999 Stock Option Plan *******
10.10             Form of 2000 Stock Option Plan *
10.11 Asset Purchase and Software License and Service Agreements between SmartServ Online, Inc. and Data Transmission Network Corporation, dated April 23, 1998******
10.12 Amendment to the Software and License Agreement between SmartServ Online, Inc. and Data Transmission Network Corporation, dated June 24, 1999. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to an order by the Securities and Exchange Commission, dated December 2, 1999, granting confidential treatment under the Securities Exchange Act of 1934 and the omitted portions have been filed separately with the Securities and Exchange Commission **
10.13 Letter agreement dated August 26, 1999, amending the Amendment to the Software and License Agreement between SmartServ Online, Inc. and Data Transmission Network Corporation, dated June 24, 1999. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to an order by the Securities and Exchange Commission, dated December

                  2, 1999, granting confidential treatment under the Securities Exchange Act of 1934 and the omitted portions have been filed separately with the Securities and Exchange Commission **
10.14 Amended and Restated Employment Agreement between SmartServ Online, Inc. and Sebastian E. Cassetta, dated January 1, 1999
                  **
10.15 Restricted Stock Purchase Agreement between SmartServ Online, Inc. and Sebastian E. Cassetta, dated December 29, 1999 **
10.16             Employment  Agreement between SmartServ Online, Inc. and Mario
                  F. Rossi, dated January 1, 1999 **
10.17 Restricted Stock Purchase Agreement between SmartServ Online, Inc. and Mario F. Rossi, dated December 29, 1999 **
10.18 Amended Restricted Stock Purchase Agreement between SmartServ Online, Inc. and Sebastian E. Cassetta, dated December 31, 1999 *******
10.19 Amended Promissory Note between SmartServ Online, Inc. and Sebastian E. Cassetta, dated January 4, 2000 *******
10.20 Amended Security Agreement between SmartServ Online, Inc. and Sebastian E. Cassetta, dated January 4, 2000 *******
10.21 Amended Restricted Stock Purchase Agreement between SmartServ Online, Inc. and Mario F. Rossi, dated December 31, 1999
                  *******
10.22 Amended Promissory Note between SmartServ Online, Inc. and Mario F. Rossi, dated January 4, 2000 *******
10.23 Amended Security Agreement between SmartServ Online, Inc. and Mario F. Rossi, dated January 4, 2000 *******
10.24 Restricted Stock Purchase Agreement between SmartServ Online, Inc. and Robert W. Pearl, dated October 13, 1999 *
10.25             Promissory Note between SmartServ  Online,  Inc. and Robert W.
                  Pearl, dated January 31, 2000 *
10.26             Security  Agreement between SmartServ Online,  Inc. and Robert
                  W. Pearl, dated January 31, 2000 *
23.2              Consent of Ernst & Young LLP+

+            Filed herewith

* Filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2000

** Filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1999

*** Filed as an exhibit to the Company's registration statement on Form SB-2 (Registration No. 333-114)

**** Filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1996

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

         Signature                                 Title                              Date
         ---------                                 -----                              ----
/S/ SEBASTIAN E. CASSETTA                 Chairman of the Board,                  April 2, 2001
- ---------------------------------------   Chief Executive Officer,
    Sebastian E. Cassetta                 Secretary and Director


/S/ MARIO F. ROSSI                        Executive Vice President and            April 2, 2001
- ---------------------------------------   Director
    Mario F. Rossi

/S/ THOMAS W. HALLER                      Senior Vice President and               April 2, 2001
- ---------------------------------------   Chief Financial Officer
    Thomas W. Haller

/S/ CLAUDIO GUAZZONI                      Director                                April 2, 2001
- ------------------------------------------
    Claudio Guazzoni

/S/ CHARLES KLOTZ                         Director                                April 2, 2001
- ---------------------------------------
    Charles Klotz

/S/ STEPHEN LAWLER                        Director                                April 2, 2001
- ------------------------------------------
    Stephen Lawler

/S/ L. SCOTT PERRY                        Director                                April 2, 2001
- ---------------------------------------
    L. Scott Perry

/S/ ROBERT H. STEELE                      Director                                April 2, 2001
- ---------------------------------------
    Robert H. Steele

/S/ CATHERINE CASSEL TALMADGE             Director                                April 2, 2001
- ---------------------------------------
    Catherine Cassel Talmadge

/S/ CHARLES R. WOOD                       Director                                April 2, 2001
- ---------------------------------------
    Charles R. Wood