Form 10QSB
period 2001-03-31
SMARTSERV ONLINE INC
filed 2001-05-15
CIK 1005698

================================================================================

                    U. S. SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

                                 (203) 353-5950
--------------------------------------------------------------------------------
                (ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE)

CHECK WHETHER THE ISSUER (1) FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE EXCHANGE ACT DURING THE PAST 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN
SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.  YES  X   NO
                                                              -----   ------

THE NUMBER OF SHARES OF COMMON STOCK, $.01 PAR VALUE, OUTSTANDING AS OF MAY 10, 2001 WAS 6,012,573.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):
          YES                 NO          X
                ----------           ---------

================================================================================

                             SMARTSERV ONLINE, INC.

                                   FORM 10-QSB

                                      INDEX

PART 1.       FINANCIAL INFORMATION
Item 1.       Consolidated Financial Statements

              Consolidated Balance Sheets - December 31, 2000 and March 31, 2001 (unaudited)......................2

              Consolidated Statements of Operations - three months ended March 31, 2001 and 2000 (unaudited)................................................................................4

              Consolidated Statement of Changes in Stockholders' Equity - three months ended March 31, 2001 (unaudited)....................................................................5

              Consolidated Statements of Cash Flows - three months ended March 31, 2001 and
              2000 (unaudited)....................................................................................6

              Notes to Unaudited Consolidated Financial Statements................................................7

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

Item 1.       Legal Proceedings..................................................................................16

Item 2.       Changes in Securities and Use of Proceeds..........................................................16

Item 6.       Exhibits and Reports on Form 8-K...................................................................17

              Signatures.........................................................................................18

                                                SMARTSERV ONLINE, INC.

                                             CONSOLIDATED BALANCE SHEETS

                                                                               MARCH 31,              DECEMBER 31,
                                                                                 2001                     2000
                                                                          --------------------     -------------------
                                                                              (UNAUDITED)
ASSETS
Current assets
   Cash and cash equivalents                                                $   15,554,021         $      19,172,118
   Accounts receivable                                                              89,300                   149,016
   Due from officer                                                                500,000                        --
   Prepaid expenses                                                                122,390                   294,809
                                                                          --------------------     -------------------
Total current assets                                                            16,265,711                19,615,943
                                                                          --------------------     -------------------

Property and equipment, net                                                      3,632,239                 2,658,808

Other assets
   Capitalized software development costs, net of
      accumulated amortization of $1,034,763 at
      March 31, 2001 and $804,345 at December 31, 2000                           1,339,484                 1,416,751
   Security deposits                                                               200,374                   200,374
   Deferred financing costs                                                        100,000                   150,000
                                                                          --------------------     -------------------
                                                                                 1,639,858                 1,767,125
                                                                          --------------------     -------------------

Total Assets                                                                $   21,537,808           $    24,041,876
                                                                          ====================     ===================



                                                SMARTSERV ONLINE, INC.

                                             CONSOLIDATED BALANCE SHEETS

                                                                               MARCH 31,              DECEMBER 31,
                                                                                 2001                     2000
                                                                          --------------------     -------------------
                                                                              (UNAUDITED)

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Accounts payable                                                          $    4,135,396          $     1,880,399
   Accrued liabilities                                                            1,061,619                1,357,270
                                                                          --------------------     -------------------
Total current liabilities                                                         5,197,015                3,237,669
                                                                          --------------------     -------------------

Deferred revenues                                                                 1,610,612                2,576,981

Note payable                                                                      1,638,248                1,446,256

COMMITMENTS AND CONTINGENCIES - NOTE 8

STOCKHOLDERS' EQUITY
Preferred stock - $0.01 par value
   Authorized - 1,000,000 shares
   Issued and outstanding - None
Common stock - $.01 par value
   Authorized - 40,000,000 shares
   Issued and outstanding - 6,008,906 shares at March 31, 2001
      and 5,973,140 shares at December 31, 2000                                      60,089                   59,731
Additional paid-in capital                                                       68,984,331               69,116,627
Notes receivable from officers                                                     (666,841)                (666,841)
Unearned compensation                                                            (1,420,019)              (1,726,574)
Accumulated deficit                                                             (53,865,627)             (50,001,973)
                                                                          --------------------     -------------------
Total stockholders' equity                                                       13,091,933               16,780,970
                                                                          --------------------     -------------------

Total Liabilities and Stockholders' Equity                                  $    21,537,808          $    24,041,876
                                                                          ====================     ===================

SEE ACCOMPANYING NOTES.


                                                SMARTSERV ONLINE, INC.

                                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                                     (UNAUDITED)

                                                                                          THREE MONTHS
                                                                                         ENDED MARCH 31
                                                                            ------------------------------------------
                                                                                   2001                  2000
                                                                            -------------------    -------------------

Revenues                                                                      $    1,224,971         $      989,943
                                                                            -------------------    -------------------
Costs and expenses:
   Costs of services                                                              (1,561,841)              (157,942)
   Product development expenses                                                     (495,878)              (106,312)
   Advertising and marketing expenses                                             (1,347,737)              (134,597)
   General and administrative expenses                                            (1,606,651)              (612,630)
   Stock-based compensation                                                         (159,778)           (14,001,007)
                                                                            -------------------    -------------------

Total costs and expenses                                                          (5,171,885)           (15,012,488)
                                                                            -------------------    -------------------

Loss from operations                                                              (3,946,914)           (14,022,545)

Other income (expense)
   Interest income                                                                   193,363                 45,537
   Interest expense and other financing costs                                        (94,093)               (10,000)
   Foreign exchange loss                                                             (16,010)                    --
                                                                            -------------------    -------------------

                                                                                      83,260                 35,537
                                                                            -------------------    -------------------

Net loss                                                                      $   (3,863,654)        $  (13,987,008)
                                                                            ===================    ===================

Basic and diluted loss per common share                                       $        (0.68)        $        (4.33)
                                                                            ===================    ===================

Weighted average shares outstanding - basic and diluted                            5,705,629              3,232,687
                                                                            ===================    ===================

SEE ACCOMPANYING NOTES.


                                                   SMARTSERV ONLINE, INC.

                                 CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                             THREE MONTHS ENDED MARCH 31, 2001
                                                        (UNAUDITED)

                                                                 NOTES
                                        COMMON STOCK          RECEIVABLE     ADDITIONAL
                                                    PAR          FROM          PAID-IN        UNEARNED       ACCUMULATED
                                    SHARES         VALUE       OFFICERS        CAPITAL      COMPENSATION       DEFICIT
                                 ------------- -------------- ------------- --------------- -------------- ----------------

Balances at December 31, 2000    5,973,140      $   59,731    $(666,841)    $ 69,116,627     $(1,726,574)    $(50,001,973)

Issuance of Common Stock upon
  exercise of employee stock
  options                           15,766             158            --          14,681              --               --

Conversion of 28 prepaid
  common stock purchase
  warrants into common stock        20,000             200            --            (200)             --               --

Amortization of unearned
   compensation over the terms of
   consulting agreement                 --              --            --              --         306,555               --

Change in market value of
  employee stock options                --              --            --        (146,777)             --               --

Net loss for the period                 --              --            --              --              --       (3,863,654)
                                 ------------- -------------- ------------- --------------- -------------- ----------------

Balances at March 31, 2001       6,008,906      $   60,089    $(666,841)     $68,984,331     $(1,420,019)    $(53,865,627)

                                 ============= ============== ============= =============== ============== ================

SEE ACCOMPANYING NOTES.



                                              SMARTSERV ONLINE, INC.

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (UNAUDITED)

                                                                                        THREE MONTHS
                                                                                       ENDED MARCH 31
                                                                           ----------------------------------------
                                                                                  2001                 2000
                                                                           -------------------   ------------------
OPERATING ACTIVITIES
Net loss                                                                    $    (3,863,654)     $   (13,987,008)
Adjustments to reconcile net loss to net cash
    used for operating activities:
       Depreciation and amortization                                                597,629              146,891
       Noncash compensation costs                                                  (146,777)          13,624,852
       Noncash consulting services                                                  306,555              376,155
       Amortization of deferred revenues                                           (966,369)            (414,160)
       Amortization of deferred financing costs                                      50,000                   --
       Changes in operating assets and liabilities
          Accounts receivable                                                        59,716              120,542
          Prepaid expenses                                                          172,419             (152,284)
          Accounts payable and accrued liabilities                                  746,086               75,705
          Salaries payable                                                               --               60,005
                                                                           -------------------   ------------------
    Net cash used for operating activities                                       (3,044,395)            (149,302)
                                                                           -------------------   ------------------

INVESTING ACTIVITIES
Purchase of equipment                                                              (127,382)            (127,901)
Capitalization of software development costs                                       (153,151)            (293,519)
Due from officer                                                                   (500,000)                  --
                                                                           -------------------   ------------------
    Net cash used for investing activities                                         (780,533)            (421,420)
                                                                           -------------------   ------------------

FINANCING ACTIVITIES
Proceeds from the issuance of note                                                  191,992                   --
Repayment of capital lease obligation                                                    --              (23,942)
Issuance of common stock                                                             14,839            5,398,660
                                                                           -------------------   ------------------
    Net cash provided by financing activities                                       206,831            5,374,718
                                                                           -------------------   ------------------

Increase (decrease) in cash and cash equivalents                                 (3,618,097)           4,803,996
Cash and cash equivalents - beginning of period                                  19,172,118              371,581
                                                                           -------------------   ------------------

Cash and cash equivalents - end of period                                   $    15,554,021      $     5,175,577
                                                                           ===================   ==================

SEE ACCOMPANYING NOTES.

                             SMARTSERV ONLINE, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2001

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

Our plan of operation, both on the domestic and international fronts, focuses on the business-to-business strategy of marketing our services in partnership with those companies that have an economic incentive to provide our information and transaction services to their customers. Management believes that SmartServ's primary source of revenues will be derived from consumers who purchase the services through these strategic marketing partners. Through the use of this strategy, the consumer is a customer of both SmartServ and its strategic marketing partner. We also believe that the sale of our information and transaction services through the cooperative efforts of strategic marketing partners with more recognizable brand names than our own is important to our success.

In October 2000, we announced the change of our year end from a fiscal year ending on June 30 to a calendar year ending on December 31 in order to conform to standard industry practice. The new fiscal year commenced on January 1, 2001.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION
---------------------
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, the instructions of Form 10-QSB and Rule 310 of Regulation SB and, therefore, do not include all information and notes necessary for a presentation of results of operations, financial position and cash flows in conformity with generally accepted accounting principles. The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the period ended December 31, 2000. In the opinion of the Company, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been made. Results of operations for the three months ended March 31, 2001 are not necessarily indicative of those expected for the year ending December 31, 2001.

USE OF ESTIMATES
----------------
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

REVENUE RECOGNITION
-------------------
Revenues are recognized as services are provided. Deferred revenues, resulting from customer prepayments, are recognized as services are provided throughout the term of the agreement. Deferred revenues resulting from our agreement with Data Transmission Network Corporation ("DTN") were amortized over the anticipated future revenue stream, a period of 42 months, commencing June 1, 1999. We have amended our agreement with DTN such that, effective September 1, 2000, SmartServ performed maintenance and enhancement services through December 2000 and will continue to provide operational support through August 2001. Therefore, commencing September 1, 2000, deferred revenues are being amortized to income on a straight-line basis over the period through August 2001.

EARNINGS PER SHARE
------------------
Basic earnings per share is computed on the weighted average number of common shares outstanding. Diluted earnings per share reflects the increase in the weighted average common shares outstanding that would result from the assumed exercise of outstanding stock options calculated using the treasury stock method.

CAPITALIZED SOFTWARE DEVELOPMENT COSTS
--------------------------------------
In connection with certain contracts entered into between SmartServ and its strategic marketing partners, as well as other projects, we have capitalized costs related to certain product enhancements and application development in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed".

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

Interest, debt origination and other financing costs paid during the three month periods ended March 31, 2001 and 2000 were $1,800 and $800, respectively.

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

ADVERTISING COSTS
-----------------
Advertising costs are expensed as incurred and were approximately $24,000 and $-0- during the three months periods ended March 31, 2001 and 2000, respectively.

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

3.   DUE FROM OFFICER

Our Board of Directors authorized the issuance of a line of credit to Sebastian Cassetta for an amount not to exceed $500,000. Such amount bears interest at market and is payable upon demand.

4.   PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                                     MARCH 31,               DECEMBER 31,
                                                                        2001                    2000
                                                                 -------------------      -----------------
   Data processing equipment                                     $     4,561,367          $     3,221,833
   Data processing equipment purchased under a capital lease             246,211                  246,211
   Office furniture and equipment                                        172,452                  172,452
   Display equipment                                                      71,335                   71,335
   Leasehold improvements                                                 55,569                   54,462
                                                                 -------------------      -----------------

                                                                       5,106,934                3,766,293
   Accumulated depreciation, including $192,865 at March 31,
     2001 and $180,555 at December 31, 2000 for equipment
     purchased under a capital lease                                  (1,474,695)              (1,107,485)
                                                                 -------------------      -----------------
                                                                 $     3,632,239          $     2,658,808
                                                                 ===================      =================


5.   NOTE PAYABLE

In May 2000, we entered into a Business Alliance Agreement with Hewlett-Packard Company whereby the companies agreed to jointly market their respective products and services, and to work on the build-out of SmartServ's domestic and international infrastructure. In furtherance of these objectives Hewlett-Packard has provided us with a line of credit of up to $20,000,000 for the acquisition of approved hardware, software and services. At March 31, 2001, Hewlett-Packard Company had advanced us $1,638,248 under this facility and will make available additional funds as SmartServ complies with certain financial milestones. The debt is evidenced by a note, bearing an interest rate of 11%, secured by the Company's assets, exclusive of its internally developed software products, with a three year maturity and may be converted into our common stock at $33.56 per share.

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

The following table shows the amount of stock-based compensation
(charges)/credits that would have been recorded in the categories of the statement of operations had stock-based compensation not been separately stated therein:

                                                           THREE MONTHS ENDED MARCH 31
                                                   --------------------------------------------
                                                         2001                     2000
                                                   ---------------------  ---------------------
Costs of revenues                                    $         27,760       $     (3,039,090)

Selling, general and administrative expenses                 (187,538)           (10,961,917)
                                                   ---------------------  ---------------------
                                                     $       (159,778)      $    (14,001,007)
                                                   =====================  =====================

Stock-based compensation for the three months ended March 31, 2001 and 2000 consists of the impact of changes in the market value of the Company's common stock on the value of options to purchase common stock issued to employees, as well as the amortization of deferred costs associated with the prior issuance of warrants to purchase common stock.

7.   EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted loss per share:

                                                           THREE MONTHS ENDED MARCH 31
                                                   --------------------------------------------
                                                           2001                    2000
                                                   ---------------------  ---------------------
Numerator:
   Net loss                                        $       (3,863,654)    $      (13,987,008)
                                                   =====================  =====================

Denominator:
   Weighted average shares - basic and diluted              5,705,629              3,232,687
                                                   =====================  =====================

Basic and diluted loss per common share            $            (0.68)    $            (4.33)
                                                   =====================  =====================

Outstanding employee stock options and other warrants to purchase an aggregate of 4,360,000 shares of common stock at March 31, 2001 were not included in the computation of diluted earnings per share because the Company reported a loss for the period and, therefore their inclusion would be antidilutive.

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

On or about February 29, 2000, Commonwealth Associates, L.P. ("Commonwealth") filed a complaint against us in the Supreme Court of the State of New York, County of New York. The complaint alleges that on or about August 19, 1999, Commonwealth and SmartServ entered into an engagement letter pursuant to which Commonwealth was to provide financial advisory and investment banking services to SmartServ in connection with a possible combination between SmartServ and Data Link Systems Corporation. The engagement letter provided for a nonrefundable fee of $15,000 payable in cash or common stock at SmartServ's option. The complaint alleges that SmartServ elected to pay the fee in stock and seeks 13,333 shares of common stock or at least $1,770,000 together with interest and costs. In our answer to the complaint, we have denied the material allegations of the complaint, including the allegation that we elected to pay in stock. Discovery has commenced. Although we are vigorously defending this action, there can be no assurance that we will be successful.

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

Management anticipates that staffing requirements associated with the implementation of its plan of operation will result in the addition of fifteen people during the year ending December 31, 2001. Such personnel will be added to assist primarily with the programming requirements of strategic marketing partners' product offerings, for customer support and sales and marketing.

RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31, 2001 VERSUS QUARTER ENDED MARCH 31, 2000

During the quarters ended March 31, 2001 and 2000, we recorded revenues of $1,224,971 and $989,943, respectively. Substantially all of such revenues were earned through our licensing agreement with Data Transmission Network Corporation. During the quarters ended March 31, 2001 and 2000, we recognized $966,369 and $414,160, respectively, from the amortization of deferred revenues associated with this agreement.

During the quarter ended March 31, 2001, we incurred costs of services of $1,561,841. Such costs consisted primarily of information and communication costs ($210,800), personnel costs ($322,200), systems consultants ($584,000) and computer hardware leases, depreciation and maintenance costs ($411,500). During the quarter ended March 31, 2000, we incurred costs of services of $157,942. Such costs consisted primarily of information and communication costs ($32,700), personnel costs ($29,200), and computer hardware leases, depreciation and maintenance costs ($81,100). Product development costs were $495,878 and $106,312 for the quarters ended March 31, 2001 and 2000, respectively. During the quarter ended March 31, 2001, product development costs consisted primarily of personnel costs ($239,400) and amortization expenses relating to capitalized software development costs ($230,400). During the quarter ended March 31, 2000, product development costs also consisted primarily of personnel costs ($17,900) and amortization expense relating to capitalized software development costs ($88,400). During the quarters ended March 31, 2001 and 2000, we capitalized $153,151 and $293,519, respectively, of development costs in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed".

During the quarter ended March 31, 2001, we incurred general and administrative expenses of $1,606,651. Such costs were incurred primarily for personnel costs ($718,400), professional fees ($340,200), facilities ($162,200), insurance ($114,300) and communications costs ($42,200). During the quarter ended March 31, 2000, we incurred general and administrative expenses of $612,630. Such costs were incurred primarily for personnel costs ($267,000), facilities ($48,700), insurance ($43,300) and professional fees ($207,400). During the quarter ended March 31, 2001, we incurred advertising and marketing expenses of $1,347,737. Such costs were incurred primarily for personnel costs ($318,000), marketing consultants ($574,000) and travel ($166,600). During the quarter ended March 31, 2000, we incurred advertising and marketing expenses of $134,597. Such costs were incurred primarily for marketing consultants ($52,700) and travel ($41,600).

During the quarter ended March 31, 2001, net noncash charges for stock-based compensation amounted to $159,778 compared to $14,001,007 during the quarter ended March 31, 2000. Such noncash amounts are primarily related to the valuation of stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). Certain options are subject to the variable plan requirements of APB No. 25, as they were repriced, and therefore, compensation expense is recognized for changes in the fair value of our common stock. Noncash charges for professional fees for the quarters ended March 31, 2001 and 2000, were $306,500 and $366,200, respectively, resulting primarily from the amortization of deferred costs associated with the prior issuance of warrants to purchase common stock to various financial, marketing and technical consultants. The value of substantially all of such common stock purchase warrants has been recorded in accordance with the Black-Scholes pricing methodology.

Interest income for the quarters ended March 31, 2001 and 2000 amounted to $193,363 and $45,537, respectively. Such amounts were earned primarily from our investments in highly liquid commercial paper. The increase in interest income resulted from the availability of funds from our January and May 2000 equity placements. During the quarters ended March 31, 2001 and 2000, interest and other financing costs were $94,093 and $10,000, respectively. During the quarter ended March 31, 2001, interest and other financing costs were incurred in connection with the $20 million line of credit facility with Hewlett-Packard Company. During the quarter ended March 31, 2000, interest and other financing costs were related to the partial redemption of our Prepaid Warrants.

Basic and diluted loss per share was $0.68 for the quarter ended March 31, 2001 compared to $4.33 per share for the quarter ended March 31, 2000. The weighted average shares outstanding increased to 5,705,629 at March 31, 2001 from 3,232,687 weighted average shares outstanding at March 31, 2000.

CAPITAL RESOURCES AND LIQUIDITY

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

During the year ended December 31, 2000, we issued 2,193,455 shares of common stock to investors upon the exercise of warrants to purchase such shares. Proceeds from the exercise of these warrants were $5,638,000.

In May 2000, Chase Securities Inc., acting as placement agent for SmartServ, completed a private placement of 353,535 shares of common stock at $49.50 a share. The net proceeds of the placement of $16,750,000 were used for general working capital requirements.

In May 2000, we entered into a Business Alliance Agreement with Hewlett-Packard Company whereby the companies agreed to jointly market their respective products and services, and to work on the build-out of SmartServ's domestic and international infrastructure. In furtherance of these objectives Hewlett-Packard has provided us with a line of credit of up to $20,000,000 for the acquisition of approved hardware, software and services. At March 31, 2001, Hewlett-Packard Company had advanced us $1,638,000 under this facility and will make available additional funds as SmartServ complies with certain financial milestones. The debt is evidenced by a secured note, bearing an interest rate of 11%, with a three year maturity and may be converted into our common stock at $33.56 per share.

At March 31, 2001, we have 1,725,000 public warrants (SSOLW) and 300,000 warrants with terms identical to the public warrants outstanding. These warrants are currently convertible into our common stock at the ratio of one warrant per
0.5174 share of common stock at an exercise price of $7.73 per share. These warrants are redeemable by SmartServ on not less than 30 days written notice at the redemption price of $0.10 per warrant, provided the average closing bid quotation of the common stock as reported on the Nasdaq Stock Market has been at least 187.5% of the current exercise price of the warrants for a period of 20 consecutive trading days ending on the third day prior to the date on which we give notice of redemption. Proceeds from the exercise of the warrants by the holders thereof would provide us with approximately $8,000,000.

While we reported net loss of $3,863,654, our net loss exclusive of net stock-based compensation charges was $3,703,876. Cash used in operations was $3,044,395. Cash used for investing activities was $780,533, while cash provided by financing activities was $206,831.

We are currently involved in two lawsuits. Although we are vigorously defending these actions, there can be no assurance that we will be successful. The unfavorable outcome of either of these actions could have a material adverse effect on our financial condition, results of operations and cash flows. See
Note 8 of the Notes to Unaudited Consolidated Financial Statements for a more detailed discussion of these actions.

Since inception, we have met our cash flow needs through the issuance of common stock and warrants to investors and the establishment of credit facilities with investors and Hewlett-Packard Company. Based upon our current cash resources and our anticipated revenue stream and expenses, we believe that we will have sufficient liquidity to meet our obligations during the ensuing year. Longer term, we must execute our business plan and seek additional sources of liquidity, such as the redemption and exercise of our outstanding warrants or the sale of common stock.

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

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

In January 2001, 28 Prepaid Warrants were converted into an aggregate of 20,000 shares of our common stock. No sales commissions were paid in connection with such conversion. The shares were issued in reliance upon the exemption from registration provided by Section 3 (a) (9) of the Securities Act.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits:

           None

(b)    REPORTS ON FORM 8-K

           The Company did not file any reports on Form 8-K during the three months ended March 31, 2001.

                             SMARTSERV ONLINE, INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              SmartServ Online, Inc.
                              (Registrant)

                              By:


Date: May 15, 2001                /S/  SEBASTIAN E. CASSETTA
      ------------                ----------------------------------------------
                                  Sebastian E. Cassetta
                                  Chairman of the Board, Chief Executive Officer

Date: May 15, 2001                /S/  THOMAS W. HALLER
      ------------                ----------------------------------------------
                                  Thomas W. Haller
                                  Sr. Vice President, Chief Financial Officer,
                                     Treasurer