Form 10QSB
period 2001-06-30
SMARTSERV ONLINE INC
filed 2001-08-14
CIK 1005698

==============================================================================


                    U. S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 2001

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
                (Issuer's Telephone Number, Including Area Code)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   Yes  X     No
                                                                ----     ----
The number of shares of common stock, $.01 par value, outstanding as of July 27, 2001 was 6,058,573.

Transitional Small Business Disclosure Format (check one):
       Yes           No   X
           -----       ----


================================================================================

                             SmartServ Online, Inc.

                                   Form 10-QSB

                                      Index


PART 1.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

         Consolidated  Balance  Sheets -
         December  31,  2000 and June 30,  2001 (unaudited) ...................2

         Consolidated  Statements  of  Operations
         - three months ended June 30, 2001  and
         2000  and  six  months   ended   June  30,
         2001  and  2000 (unaudited) ..........................................4

         Consolidated Statement of Changes in Stockholders'
         Equity - six months ended June 30, 2001 (unaudited)...................5

         Consolidated Statements of Cash Flows
         - three months ended June 30, 2001 and 2000
         and six months ended June 30, 2001 and 2000 (unaudited) ..............6

         Notes to Unaudited Consolidated Financial Statements .................7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations .................................12

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings ...................................................17

Item 2.  Changes in Securities and Use of Proceeds ...........................17

Item 6.  Exhibits and Reports on Form 8-K ....................................18

         Signatures ..........................................................19

                             SmartServ Online, Inc.

                           Consolidated Balance Sheets


                                                     June 30,       December 31,
                                                       2001             2000
                                                   --------------   ------------
                                                    (Unaudited)

Assets
Current assets
  Cash and cash equivalents                          $12,323,759     $19,172,118
  Accounts receivable                                    100,997         149,016
  Due from officer                                       500,000              --
  Prepaid expenses                                       269,145         294,809
                                                     -----------     -----------
Total current assets                                  13,193,901      19,615,943
                                                     -----------     -----------

Property and equipment, net                            3,393,558       2,658,808

Other assets
  Capitalized software development costs, net of
    accumulated amortization of $1,265,182 at
    June 30, 2001 and $804,345 at December 31, 2000    1,238,962       1,416,751
  Security deposits                                      475,067         200,374
  Deferred financing costs                                50,000         150,000
                                                     -----------     -----------
                                                       1,764,029       1,767,125
                                                     -----------     -----------

Total Assets                                         $18,351,488     $24,041,876
                                                     ===========     ===========

                             SmartServ Online, Inc.

                           Consolidated Balance Sheets


                                                     June 30,       December 31,
                                                       2001             2000
                                                   --------------   ------------
                                                    (Unaudited)
Liabilities and Stockholders' Equity
Current liabilities
  Accounts payable                               $  1,663,167      $  1,880,399
  Accrued liabilities                               1,180,674         1,357,270
                                                 ------------      ------------
Total current liabilities                           2,843,841         3,237,669
                                                 ------------      ------------

Deferred revenues                                     644,243         2,576,981

Note payable                                        4,736,082         1,446,256

Commitments and Contingencies - Note 8

Stockholders' Equity
Preferred stock - $0.01 par value
  Authorized - 1,000,000 shares
  Issued and outstanding - None
Common stock - $.01 par value
  Authorized - 40,000,000 shares
  Issued and outstanding - 6,032,573 shares
    at June 30, 2001 and 5,973,140 shares at
    December 31, 2000                                  60,325            59,731
Additional paid-in capital                         69,471,884        69,116,627
Notes receivable from officers                       (666,841)         (666,841)
Unearned compensation                              (1,123,464)       (1,726,574)
Accumulated deficit                               (57,614,582)      (50,001,973)
                                                 ------------      ------------
Total stockholders' equity                         10,127,322        16,780,970
                                                 ------------      ------------

Total Liabilities and Stockholders' Equity       $ 18,351,488      $ 24,041,876
                                                 ============      ============

See accompanying notes.

                             SmartServ Online, Inc.

                      Consolidated Statements of Operations
                                   (Unaudited)

                                              Three Months                     Six Months
                                             Ended June 30                   Ended June 30
                                   ------------------------------------------------------------------
                                        2001              2000             2001              2000
                                   ------------      ------------      ------------      ------------
Revenues                           $  1,222,866      $    985,277      $  2,447,837      $  1,975,220
                                   ------------      ------------      ------------      ------------
Costs and expenses:
  Costs of services                  (1,716,770)         (493,203)       (3,774,489)         (757,456)
  Advertising and marketing            (808,678)         (549,011)       (2,156,415)         (721,065)
  expenses
  General and administrative         (1,699,268)       (1,399,192)       (3,305,919)       (1,974,366)
  expenses
  Stock-based compensation             (778,074)        5,365,002          (937,852)       (8,636,005)
                                   ------------      ------------      ------------      ------------

  Total costs and expenses           (5,002,790)        2,923,596       (10,174,675)      (12,088,892)
                                   ------------      ------------      ------------      ------------

Income (loss) from operations        (3,779,924)        3,908,873        (7,726,838)      (10,113,672)
                                   ------------      ------------      ------------      ------------

Other income (expense):
  Interest income                       164,361           182,832           357,724           228,369
  Interest expense                      (78,594)           (2,025)         (122,687)           (2,025)
  Debt origination and other
   financing costs                      (50,000)               --          (100,000)          (10,000)
  Foreign exchange losses                (4,798)               --           (20,808)               --
                                   ------------      ------------      ------------      ------------
                                         30,969           180,807           114,229           216,344
                                   ------------      ------------      ------------      ------------

Net income (loss)                  $ (3,748,955)     $  4,089,680      $ (7,612,609)     $ (9,897,328)
                                   ============      ============      ============      ============


Basic income (loss) per share      $      (0.65)     $       0.94      $      (1.32)     $      (2.80)
                                   ============      ============      ============      ============

Diluted income (loss) per          $      (0.65)     $       0.44      $      (1.32)     $      (2.80)
  share                            ============      ============      ============      ============

Weighted average shares
  outstanding - basic                 5,794,118         4,340,672         5,750,118         3,534,930
                                   ============      ============      ============      ============
Weighted average shares
  outstanding - diluted               5,794,118         9,318,710         5,750,118         3,534,930
                                   ============      ============      ============      ============

See accompanying notes.

                             SmartServ Online, Inc.

            Consolidated Statement of Changes in Stockholders' Equity

                         Six Months Ended June 30, 2001
                                   (Unaudited)

                                                                      Notes
                                            Common Stock            Receivable     Additional
                                                         Par           from         Paid-in          Unearned        Accumulated
                                         Shares         Value        Officers       Capital        Compensation        Deficit
                                     -----------------------------------------------------------------------------------------------
Balances at December 31, 2000          5,973,140      $  59,731    $ (666,841)    $ 69,116,627     $ (1,726,574)   $ (50,001,973)

Issuance of common stock upon
  exercise of employee stock
  options                                 19,433            194            --           20,915               --               --

Conversion of 56 prepaid common
  stock purchase warrants into
  common stock                            40,000            400            --             (400)              --               --

Amortization of unearned
  compensation over the terms of
  consulting agreement                        --             --            --               --          603,110               --

Change in market value of
  employee stock options                      --             --            --          334,742               --               --

Net loss for the period                       --             --            --               --               --       (7,612,609)

                                     -----------------------------------------------------------------------------------------------
Balances at June 30, 2001              6,032,573      $  60,325    $ (666,841)    $ 69,471,884     $ (1,123,464)   $ (57,614,582)
                                     ===============================================================================================
See accompanying notes.


                            SmartServ Online, Inc.

                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                Three Months                        Six Months
                                                               Ended June 30                      Ended June 30
                                                       ---------------------------------------------------------------
                                                            2001             2000            2001              2000
                                                       ------------     ------------     ------------     ------------
Operating Activities
Net income (loss)                                      $ (3,748,955)    $  4,089,680     $ (7,612,609)    $ (9,897,328)
Adjustments to reconcile net income (loss) to net
cash used for operating activities:
   Depreciation and amortization                            607,045          192,235        1,204,674          339,126
   Noncash debt origination and other financing
     costs                                                   50,000         (717,670)         100,000         (717,670)
   Noncash compensation costs                               481,519       (5,676,257)         334,742        7,948,595
   Noncash consulting services                              296,555          311,255          603,110          687,410
   Amortization of deferred revenues                       (966,369)        (414,160)      (1,932,738)        (828,320)
   Changes in operating assets and liabilities
     Accounts receivable                                    (11,697)          28,967           48,019          149,509
     Prepaid expenses                                      (146,755)          (9,895)          25,664         (162,179)
     Accounts payable and accrued liabilities               616,215        2,020,019        1,362,301        2,155,729
     Security deposit                                      (274,693)              --         (274,693)              --
                                                       ------------     ------------     ------------     ------------
   Net cash used for operating activities                (3,097,135)        (175,826)      (6,141,530)        (325,128)
                                                       ------------     ------------     ------------     ------------
Investing Activities
Purchase of equipment                                        (9,500)        (228,064)        (136,882)        (355,965)
Capitalization of software development costs               (129,897)        (275,189)        (283,048)        (568,708)
Loan to officer                                                  --               --         (500,000)              --
                                                       ------------     ------------     ------------     ------------
   Net cash used for investing activities                  (139,397)        (503,253)        (919,930)        (924,673)
                                                       ------------     ------------     ------------     ------------
Financing Activities
Repayment of loans to officers                                   --            9,012               --            9,012
Proceeds from the issuance of notes                              --               --          191,992               --
Proceeds from the issuance of common stock                    6,270       20,559,992           21,109       25,958,652
Repayment of capital lease obligation                            --               --               --          (23,942)
Costs of issuing securities                                      --       (1,073,903)              --       (1,073,903)
Proceeds from the issuance of warrants                           --           24,746               --           24,746
                                                       ------------     ------------     ------------     ------------
   Net cash provided by financing activities                  6,270       19,519,847          213,101       24,894,565
                                                       ------------     ------------     ------------     ------------

Increase (decrease) in cash and cash equivalents         (3,230,262)      18,840,768       (6,848,359)      23,644,764
Cash and cash equivalents - beginning of period          15,554,021        5,175,577       19,172,118          371,581
                                                       ------------     ------------     ------------     ------------

Cash and cash equivalents - end of period              $ 12,323,759     $ 24,016,345     $ 12,323,759     $ 24,016,345
                                                       ============     ============     ============     ============

See accompanying notes.

                             SmartServ Online, Inc.

              Notes to Unaudited Consolidated Financial Statements

                                  June 30, 2001

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


2. Summary of Significant Accounting Policies

Basis of Presentation
---------------------
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, the instructions of Form 10-QSB and Rule 310 of Regulation SB and, therefore, do not include all information and notes necessary for a presentation of results of operations, financial position and cash flows in conformity with accounting principles generally accepted in the United States. The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the period ended December 31, 2000. In the opinion of the Company, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been made. Results of operations for the six months ended June 30, 2001 are not necessarily indicative of those expected for the year ending December 31, 2001.

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

Earnings Per Share
------------------
Basic earnings per share is computed on the weighted average number of common shares outstanding. Diluted earnings per share reflects the increase in the weighted average common shares outstanding that would result from the assumed exercise of outstanding stock options and warrants calculated using the treasury stock method.

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

Interest, debt origination and other financing costs paid during the three month periods ended June 30, 2001 and 2000 were $41,700 and $1,500, respectively, and for the six month periods ended June 30, 2001 and 2000 were $43,500 and $2,000, respectively.

Concentration of Credit Risk
----------------------------
Financial instruments that potentially subject SmartServ to concentrations of credit risk consist primarily of its accounts receivable and investments in commercial paper and money market funds. It is management's policy to invest in only those companies with a AAA credit rating; therefore, our commercial paper and money fund investments are short-term and highly liquid. We perform periodic credit evaluations of our customers and, if applicable, provide for credit losses in the financial statements.

Property and Equipment
----------------------
Property and equipment are stated at cost. Equipment purchased under a capital lease is recorded at the present value of the future minimum lease payments at the date of acquisition. Depreciation is computed using the straight-line method over estimated useful lives of three to ten years.

Advertising Costs
-----------------
Advertising costs are expensed as incurred and were approximately $11,300 and $38,700 during the three month periods ended June 30, 2001 and 2000, respectively and $28,600 and $38,700 during the six month periods ended June 30, 2001 and 2000, respectively.

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


4. Property and Equipment

Property and equipment consist of the following:

                                                      June 30,      December 31,
                                                        2001           2000
                                                    -----------     -----------
Data processing equipment                           $ 4,699,312     $ 3,221,833
Data processing equipment purchased under a             246,211         246,211
capital lease
Office furniture and equipment                          172,452         172,452
Display equipment                                        71,335          71,335
Leasehold improvements                                   55,569          54,462
                                                    -----------     -----------

                                                      5,244,879       3,766,293
Accumulated depreciation, including $205,172
 at June 30, 2001 and $180,555 at December 31,
 2000 for equipment purchased under a capital
 lease                                               (1,851,321)     (1,107,485)
                                                    -----------     -----------
                                                    $ 3,393,558     $ 2,658,808
                                                    ===========     ===========


5. Note Payable

In May 2000, we entered into a Business Alliance Agreement with Hewlett-Packard Company whereby the companies agreed to jointly market their respective products and services, and to work on the build-out of SmartServ's domestic and international infrastructure. In furtherance of these objectives Hewlett-Packard has provided us with a line of credit of up to $20,000,000 for the acquisition of approved hardware, software and services. At June 30, 2001, Hewlett-Packard Company had advanced us $4,736,082 under this facility and will make available additional funds as SmartServ complies with certain financial milestones. The debt is evidenced by a note, bearing an interest rate of 11%, secured by the Company's assets, exclusive of its internally developed software products, with a three year maturity and may be converted into our common stock at $33.56 per share.


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

The following table shows the amount of stock-based compensation (charges)/credits that would have been recorded in the categories of the statement of operations had stock-based compensation not been separately stated therein:

                                Three Months                 Six Months
                               Ended June 30                Ended June 30
                        ---------------------------  ---------------------------
                            2001          2000           2001          2000
                        ------------  ------------   ------------  -------------

Costs of services        $ (160,372)    $  886,794    $ (132,612)   $(2,152,296)
                         ----------     ----------    ----------    -----------
Selling, general and
administrative expenses    (617,702)     4,478,208      (805,240)    (6,483,709)
                         ----------     ----------    ----------    -----------
                         $ (778,074)    $5,365,002    $ (937,852)   $(8,636,005)
                         ==========     ==========    ==========    ===========

Stock-based compensation for the three and six month periods ended June 30, 2001 and 2000 consists of the impact of changes in the market value of the Company's common stock on the value of options to purchase common stock issued to employees, as well as the amortization of deferred costs associated with the prior issuance of warrants to purchase common stock.


7. Earnings Per Share

The following  table sets forth the  computation  of basic and diluted  earnings
(loss) per share:


                          Three Months Ended June 30    Six Months Ended June 30
                          --------------------------   ---------------------------
                              2001          2000           2001           2000
                          ------------   -----------   ------------   ------------
Numerator:
  Net income (loss)      $ (3,748,955)   $ 4,089,680   $ (7,612,609)  $ (9,897,328)
                         ============    ===========   ============   ============

Denominator:
 Denominator for basic
 earnings per share -
 weighted average
 shares                     5,794,118      4,340,672      5,750,118      3,534,930



 Dilutive effect of
 warrants to purchase              --      3,427,867             --             --
 common stock

 Dilutive effect of
 employee stock options
 and restricted shares             --      1,550,171             --             --
                          -----------    -----------   ------------   ------------

 Denominator for
 diluted earnings per
 share                      5,794,118      9,318,710      5,750,118      3,534,930
                          ===========    ===========   ============   ============
Basic earnings (loss)
 per common share        $      (0.65)   $      0.94   $      (1.32)  $      (2.80)
                         ============    ===========   ============   ============

Diluted earnings (loss)
 per common share        $      (0.65)   $      0.44   $      (1.32)  $      (2.80)
                         ============    ===========   ============   ============


Outstanding employee stock options and other warrants to purchase an aggregate of 4,397,062 shares of common stock at June 30, 2001 were not included in the computation of diluted earnings per share because the Company reported a loss for the period and, therefore their inclusion would be antidilutive.


8. Commitments and Contingencies

On or about June 4, 1999, Michael Fishman, our Vice President of Sales from December 1997 to April 1998, commenced an action against us, Sebastian E. Cassetta (our Chairman of the Board and Chief Executive Officer), Steven Francesco (our former President) and four others in the Connecticut Superior Court for the Judicial District of Stamford/Norwalk at Stamford alleging breach of his employment contract, breach of duty of good faith and fair dealing, fraudulent, negligent and intentional misrepresentation and failure to pay wages. The defendants have answered the complaint and filed counterclaims for fraudulent inducement and breach of contract. Plaintiff has responded to the counterclaim and discovery is proceeding. Pursuant to a second amended complaint filed by the plaintiff, only the failure to pay wages claims remain against the individual defendants and all of the misrepresentation claims have been withdrawn. Although we are vigorously defending this action, there can be no assurance that we will be successful.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

SmartServ is a Web and wireless applications developer providing wireless applications, transaction platforms and middleware to financial institutions, network service providers and other commercial enterprises that drive real time, transaction-intensive wireless data services to their workforces and customers. SmartServ's breadth of products and services ensures that businesses and their customers can fully exploit the merits of wireless data exchange, using virtually any wired or mobile device to make informed decisions and execute transactions based on real-time information. SmartServ's solutions, which may be hosted or installed, speed time-to-market, anticipate ever-changing technologies and lower costs.

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

As an early entrant in the dynamic market for the distribution of financial information and transaction services via wireless telephones and personal digital assistants ("PDA"), SmartServ is developing strategic marketing relationships with wireless equipment manufacturers, telecommunications carriers, value-added service providers and potential corporate partners. SmartServ continuously seeks to increase product performance and widen its distribution by building and maintaining this network of strategic marketing partners. Combining SmartServ's application development and data platform with the core competencies of its strategic marketing partners, SmartServ is offering a packaged turnkey solution for extending content and transactions to the wireless environment. Management believes the wireless area has tremendous potential for distribution of SmartServ's information products and as a source of revenues from "fee based" transactions such as routing stock order entries; however, we have yet to derive any revenues from such efforts.

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

Management anticipates that staffing requirements associated with the implementation of its plan of operation will result in the addition of ten people during the year ending December 31, 2001. Such personnel will be added to assist primarily with the programming requirements of strategic marketing partners' product offerings, for customer support and sales and marketing.


Results of Operations

Quarter Ended June 30, 2001 versus Quarter Ended June 30, 2000

During the quarters ended June 30, 2001 and 2000, we recorded revenues of $1,222,866 and $985,277, respectively. Substantially all of such revenues were earned through our licensing agreement with Data Transmission Network Corporation. During the quarters ended June 30, 2001 and 2000, we recognized

$966,369 and $414,160, respectively, from the amortization of deferred revenues associated with this agreement.

During the quarter ended June 30, 2001, we incurred costs of services of $1,716,770. Such costs consisted primarily of information and communication costs ($207,400), personnel costs ($600,900), systems consultants ($236,600), computer hardware leases, depreciation and maintenance costs ($424,200) and amortization expenses relating to capitalized software development costs
($230,400). During the quarter ended June 30, 2000, we incurred costs of services of $493,203. Such costs consisted primarily of information and communication costs ($54,500), personnel costs ($129,700), systems consultants ($60,800), computer hardware leases, depreciation and maintenance costs ($113,600) and amortization expense relating to capitalized software development costs ($121,000). During the quarters ended June 30, 2001 and 2000, we capitalized $129,900 and $275,200, respectively, of development costs in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed".

During the quarter ended June 30, 2001, we incurred general and administrative expenses of $1,699,268. Such costs were incurred primarily for personnel costs ($975,200), professional fees ($275,600), facilities ($178,400), insurance ($126,800) and communications costs ($43,400). During the quarter ended June 30, 2000, we incurred general and administrative expenses of $1,399,192. Such costs were incurred primarily for personnel costs ($795,800), facilities ($122,000), insurance ($40,500) and professional fees ($396,900). During the quarter ended June 30, 2001, we incurred advertising and marketing expenses of $808,678. Such costs were incurred primarily for personnel costs ($420,000), marketing consultants ($162,500) and travel ($199,000). During the quarter ended June 30, 2000, we incurred advertising and marketing expenses of $549,011. Such costs were incurred primarily for marketing consultants ($185,900), personnel ($174,200) and travel ($81,900).

During the quarter ended June 30, 2001, net noncash charges for stock-based compensation amounted to $778,074 compared to income of $5,365,002 during the quarter ended June 30, 2000. Such noncash amounts are primarily related to the valuation of stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). Certain options are subject to the variable plan requirements of APB No. 25, as they were repriced, and therefore, compensation expense/income is recognized for changes in the fair value of our common stock. Noncash charges for professional fees for the quarters ended June 30, 2001 and 2000, were $296,600 and $311,300, respectively, resulting primarily from the amortization of deferred costs associated with the prior issuance of warrants to purchase common stock to various financial, marketing and technical consultants.

Interest income for the quarters ended June 30, 2001 and 2000 amounted to $164,361 and $182,832, respectively. Such amounts were earned primarily from our investments in highly liquid commercial paper and money fund accounts. During the quarters ended June 30, 2001 and 2000, interest and other financing costs were ($128,594) and ($2,025), respectively. During the quarter ended June 30, 2001, interest and other financing costs were incurred in connection with the $20 million line of credit facility with Hewlett-Packard Company.

Basic loss per share was $0.65 for the quarter ended June 30, 2001 compared to earnings per share of $0.94 for the quarter ended June 30, 2000. The weighted average shares outstanding increased to 5,794,118 for the quarter ended June 30, 2001 from 4,340,672 weighted average shares outstanding for the quarter ended June 30, 2000.

At June 30, 2001, the diluted loss per share was $0.65 compared to diluted earnings of $0.44. The weighted average shares outstanding on a diluted basis was 5,794,118 for the quarter ended June 30, 2001 compared to 9,318,710 for the quarter ended June 30, 2000.


Six Months Ended June 30, 2001 versus Six Months Ended June 30, 2000

During the six months ended June 30, 2001 and 2000, we recorded revenues of $2,447,837 and $1,975,220, respectively. Substantially all of such revenues were earned through our licensing agreement with Data Transmission Network Corporation. During the six months ended June 30, 2001 and 2000, we recognized $1,932,738 and $828,320, respectively, from the amortization of deferred revenues associated with this agreement.

During the six months ended June 30, 2001, we incurred costs of services of $3,774,489. Such costs consisted primarily of information and communication costs ($418,200), personnel costs ($1,162,400), systems consultants ($820,500), computer hardware leases, depreciation and maintenance costs ($835,600) and amortization expenses relating to capitalized software development costs ($460,800). During the six months ended June 30, 2000, we incurred costs of services of $757,456. Such costs consisted primarily of information and communication costs ($94,700), personnel costs ($176,800), systems consultants ($63,200), computer hardware leases, depreciation and maintenance costs ($194,700) and amortization expense relating to capitalized software development costs ($209,400). During the six months ended June 30, 2001 and 2000, we capitalized $283,048 and $568,708, respectively, of development costs in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed".

During the six months ended June 30, 2001, we incurred general and administrative expenses of $3,305,919. Such costs were incurred primarily for personnel costs ($1,707,600), professional fees ($662,900), facilities ($340,500), insurance ($229,700) and communications costs ($85,700). During the six months ended June 30, 2000, we incurred general and administrative expenses of $1,974,366. Such costs were incurred primarily for personnel costs ($1,018,500), facilities ($170,700), insurance ($55,500) and professional fees ($604,300). During the six months ended June 30, 2001, we incurred advertising and marketing expenses of $2,156,415. Such costs were incurred primarily for personnel costs ($737,700), marketing consultants ($736,700) and travel ($365,500). During the six months ended June 30, 2000, we incurred advertising and marketing expenses of $721,065. Such costs were incurred primarily for marketing consultants ($238,200), personnel ($211,700) and travel ($124,000).

During the six months ended June 30, 2001, net noncash charges for stock-based compensation amounted to $937,852 compared to $8,636,005 during the six months ended June 30, 2000. Such noncash amounts are primarily related to the valuation of stock-based compensation in accordance with APB No. 25. Certain options are subject to the variable plan requirements of APB No. 25, as they were repriced, and therefore, compensation expense is recognized for changes in the fair value of our common stock. Noncash charges for professional fees for the six months ended June 30, 2001 and 2000, were $603,100 and $687,400, respectively, resulting primarily from the amortization of deferred costs associated with the prior issuance of warrants to purchase common stock to various financial, marketing and technical consultants.

Interest income for the six months ended June 30, 2001 and 2000 amounted to $357,724 and $228,369, respectively. Such amounts were earned primarily from our investments in highly liquid commercial paper and money fund accounts. During the six months ended June 30, 2001 and 2000, interest and other financing costs were $222,687 and $12,025, respectively. During the six months ended June 30, 2001, interest and other financing costs were incurred in connection with the $20 million line of credit facility with Hewlett-Packard Company. During the six months ended June 30, 2000, interest and other financing costs were primarily related to the partial redemption of our Prepaid Warrants.

Basic and diluted loss per share was $1.32 for the six months ended June 30, 2001 compared to $2.80 per share for the six months ended June 30, 2000. The weighted average shares outstanding increased to 5,750,118 for the six months ended June 30, 2001 from 3,534,930 weighted average shares outstanding for the six months ended June 30, 2000.


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

In May 2000, we entered into a Business Alliance Agreement with Hewlett-Packard Company whereby the companies agreed to jointly market their respective products and services and to work on the build-out of SmartServ's domestic and international infrastructure. In furtherance of these objectives Hewlett-Packard has provided us with a line of credit of up to $20,000,000 for the acquisition of approved hardware, software and services. As of June 30, 2001, Hewlett-Packard Company had advanced us $4,736,082 under this facility and will make available additional funds as SmartServ complies with certain financial milestones. The debt is evidenced by a secured note, bearing an interest rate of 11%, with a three year maturity and may be converted into our common stock at $33.56 per share.

During the period January 1, 2000 through June 30, 2001, we issued 2,212,888 shares of common stock to investors upon the exercise of warrants to purchase such shares. Proceeds from the exercise of these warrants were $5,656,900.

As of June 30, 2001, we had 1,725,000 public warrants (SSOLW) and 300,000 warrants with terms identical to the public warrants outstanding. These warrants are currently convertible into our common stock at the ratio of one warrant per
0.5174 share of common stock at an exercise price of $7.73 per share. These warrants are redeemable by SmartServ on not less than 30 days written notice at the redemption price of $0.10 per warrant, provided the average closing bid quotation of the common stock as reported on the Nasdaq Stock Market has been at least 187.5% of the current exercise price of the warrants for a period of 20 consecutive trading days ending on the third day prior to the date on which we give notice of redemption. Proceeds from the exercise of the warrants by the holders thereof would provide us with approximately $8,000,000.

While we reported net loss of ($7,612,609) for the six months ended June 30, 2001, our net loss exclusive of net stock-based compensation charges was ($6,674,757). Cash used in operations was

$6,141,500. Cash used for investing activities was $919,900, while cash provided by financing activities was $213,100.

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

Since inception, we have met our cash flow needs through the issuance of common stock and warrants to investors and the establishment of credit facilities with investors and Hewlett-Packard Company. Based upon our current cash resources and our anticipated revenue stream and expenses, we believe that we will have sufficient liquidity to meet our obligations during the current year. Longer term, we must execute our business plan and seek additional sources of liquidity, such as the redemption and exercise of our outstanding warrants or the sale of common stock.


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

PART 2.  OTHER INFORMATION


Item 1.  Legal Proceedings

On or about June 4, 1999, Michael Fishman, our Vice President of Sales from December 1997 to April 1998, commenced an action against us, Sebastian E. Cassetta (our Chairman of the Board and Chief Executive Officer), Steven Francesco (our former President) and four others in the Connecticut Superior Court for the Judicial District of Stamford/Norwalk at Stamford alleging breach of his employment contract, breach of duty of good faith and fair dealing, fraudulent, negligent and intentional misrepresentation and failure to pay wages. The defendants have answered the complaint and filed counterclaims for fraudulent inducement and breach of contract. Plaintiff has responded to the counterclaim and discovery is proceeding. Pursuant to a second amended complaint filed by the plaintiff, only the failure to pay wages claims remain against the individual defendants and all of the misrepresentation claims have been withdrawn. Although we are vigorously defending this action, there can be no assurance that we will be successful.

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


Item 2.  Changes in Securities and Use of Proceeds

During the period January 2001 through July 2001, 91 Prepaid Warrants were converted into an aggregate of 65,000 shares of our common stock. No sales commissions were paid in connection with such conversion. The shares were issued in reliance upon the exemption from registration provided by Section 3 (a) (9) of the Securities Act.

In April 2001, we issued a warrant to purchase an aggregate of 2,000 shares of common stock to Randy Granovetter as partial consideration for consulting services to be provided to SmartServ as a member of its Advisory Board. The warrant is exercisable after one year at an exercise price of $9.36 per share and expires on April 15, 2005. No sales commissions were paid in connection with such transaction. This warrant was issued in reliance upon the exemption from registration provided by Section 4 (2) of the Securities Act.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits:

         None

(b) Reports on Form 8-K

         The Company did not file any reports on Form 8-K during the three months ended June 30, 2001.

                             SmartServ Online, Inc.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        SmartServ Online, Inc.
                                        (Registrant)

                                        By:


Date: August 13, 2001                   /s/ SEBASTIAN E. CASSETTA
      ---------------                   ----------------------------------------
                                        Sebastian E. Cassetta
                                        Chairman of the Board, Chief Executive
                                        Officer


Date: August 13, 2001                   /s/  THOMAS W. HALLER
      ---------------                   ----------------------------------------
                                        Thomas W. Haller
                                        Sr. Vice President, Chief Financial
                                        Officer, Treasurer