Form 10QSB
period 2001-09-30
SMARTSERV ONLINE INC
filed 2001-11-14
CIK 1005698

================================================================================


                    U. S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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
                (ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE)


CHECK WHETHER THE ISSUER (1) FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE EXCHANGE ACT DURING THE PAST 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN
SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.  YES  X   NO
                                                              -----   -----

THE NUMBER OF SHARES OF COMMON STOCK, $.01 PAR VALUE, OUTSTANDING AS OF NOVEMBER 2, 2001 WAS 6,187,269.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):
          YES              NO    X
             ---------        -------

================================================================================

                             SMARTSERV ONLINE, INC.

                                   FORM 10-QSB

                                      INDEX

PART I.       FINANCIAL INFORMATION

Item 1.       Consolidated Financial Statements

              Consolidated Balance Sheets - December 31, 2000 and
              September 30, 2001 (unaudited)...................................2

              Consolidated Statements of Operations - three months ended September 30, 2001 and 2000 and nine months ended
              September 30, 2001 and 2000 (unaudited)......................... 4

              Consolidated Statement of Changes in Stockholders'
              Equity - nine months ended September 30, 2001 (unaudited)........5

              Consolidated Statements of Cash Flows - three months ended Septemeber 30, 2001 and 2000 and nine months ended
              September 30, 2001 and 2000 (unaudited)..........................6

              Notes to Unaudited Consolidated Financial Statements.............7

Item 2.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations.......................................13


PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings...............................................18

Item 2.       Changes in Securities and Use of Proceeds.......................18

Item 6.       Exhibits and Reports on Form 8-K................................19

              Signatures......................................................20

                             SmartServ Online, Inc.

                           Consolidated Balance Sheets



                                                              SEPTEMBER 30,            DECEMBER 31,
                                                                  2001                     2000
                                                           --------------------     --------------------
                                                               (UNAUDITED)
ASSETS
Current assets
   Cash and cash equivalents                                      $ 9,655,199          $19,172,118
   Accounts receivable                                                 26,070              149,016
   Due from officer                                                   500,000                   --
   Prepaid expenses                                                   992,073              294,809
                                                                  -----------          -----------
Total current assets                                               11,173,342           19,615,943
                                                                  -----------          -----------

Property and equipment, net                                         3,402,206            2,658,808

Other assets
   Capitalized software development costs, net of
      accumulated amortization of $205,311 at
      September 30, 2001 and $804,345 at December 31, 2000          1,035,083            1,416,751
   Security deposits                                                  469,744              200,374
   Deferred financing costs                                                --              150,000
                                                                  -----------          -----------
                                                                    1,504,827            1,767,125
                                                                  -----------          -----------

Total Assets                                                      $16,080,375          $24,041,876
                                                                  ===========          ===========

                             SMARTSERV ONLINE, INC.

                           CONSOLIDATED BALANCE SHEETS



                                                                             SEPTEMBER 30,            DECEMBER 31,
                                                                                 2001                     2000
                                                                          --------------------     -------------------
                                                                              (UNAUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Accounts payable                                                             $  1,027,532           $  1,880,399
   Accrued liabilities                                                               836,350              1,357,270
                                                                                ------------           ------------
Total current liabilities                                                          1,863,882              3,237,669
                                                                                ------------           ------------

Deferred revenues                                                                         --              2,576,981

Note payable                                                                       6,783,401              1,446,256

COMMITMENTS AND CONTINGENCIES - NOTE 8

STOCKHOLDERS' EQUITY
Preferred stock - $0.01 par value
   Authorized - 1,000,000 shares
   Issued and outstanding - None                                                          --                     --
Common stock - $.01 par value
   Authorized - 40,000,000 shares
   Issued and outstanding - 6,135,630 shares at September 30, 2001 and
      5,973,140 shares at December 31, 2000                                           61,356                 59,731
Additional paid-in capital                                                        69,226,537             69,116,627
Notes receivable from officers                                                      (666,841)              (666,841)
Unearned compensation                                                               (831,909)            (1,726,574)
Accumulated deficit                                                              (60,356,051)           (50,001,973)
                                                                                ------------           ------------
Total stockholders' equity                                                         7,433,092             16,780,970
                                                                                ------------           ------------

Total Liabilities and Stockholders' Equity                                      $ 16,080,375           $ 24,041,876
                                                                                ============           ============

SEE ACCOMPANYING NOTES.

                             SMARTSERV ONLINE, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                          THREE MONTHS                              NINE MONTHS
                                                       ENDED SEPTEMBER 30                       ENDED SEPTEMBER 30
                                             ---------------------------------------  ----------------------------------------
                                                    2001                 2000               2001                 2000
                                             -------------------   -----------------  -----------------   --------------------
Revenues                                        $    824,990         $  1,013,528      $  3,272,827         $  2,988,748
                                                ------------         ------------      ------------         ------------
Costs and expenses:
   Costs of services                              (1,712,718)          (1,428,486)       (5,487,207)          (2,185,942)
   Advertising and marketing expenses               (596,720)            (568,442)       (2,753,135)          (1,289,507)
   General and administrative expenses            (1,371,150)          (1,570,369)       (4,677,069)          (3,544,735)
   Stock-based compensation                          202,837            4,661,402          (735,015)          (3,974,603)
                                                ------------         ------------      ------------         ------------

   Total costs and expenses                       (3,477,751)           1,094,105       (13,652,426)         (10,994,787)
                                                ------------         ------------      ------------         ------------

Income (loss) from operations                     (2,652,761)           2,107,633       (10,379,599)          (8,006,039)
                                                ------------         ------------      ------------         ------------

Other income (expense):
   Interest income                                   101,875              351,428           459,599              579,797
   Interest expense                                 (138,072)                  --          (260,759)              (2,025)
   Debt origination and other
     financing costs                                 (50,000)                  --          (150,000)             (10,000)
   Foreign exchange losses                            (2,511)                  --           (23,319)                  --
                                                ------------         ------------      ------------         ------------
                                                     (88,708)             351,428            25,521              567,772
                                                ------------         ------------      ------------         ------------

Net income (loss)                               $ (2,741,469)        $  2,459,061      $(10,354,078)        $ (7,438,267)
                                                ============         ============      ============         ============


Basic income (loss) per share                   $      (0.46)        $       0.46      $      (1.78)        $      (1.80)
                                                ============         ============      ============         ============

Diluted income (loss) per share                 $      (0.46)        $       0.27      $      (1.78)        $      (1.80)
                                                ============         ============      ============         ============


Weighted average shares outstanding -
    basic                                          5,931,229            5,296,859         5,811,152            4,127,087
                                                ============         ============      ============         ============

Weighted average shares outstanding -
   diluted                                         5,931,229            9,091,970         5,811,152            4,127,087
                                                ============         ============      ============         ============

SEE ACCOMPANYING NOTES

                             SMARTSERV ONLINE, INC.

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                      NINE MONTHS ENDED SEPTEMBER 30, 2001
                                   (UNAUDITED)


                                                                 NOTES
                                        COMMON STOCK          RECEIVABLE     ADDITIONAL
                                                    PAR          FROM          PAID-IN        UNEARNED       ACCUMULATED
                                    SHARES         VALUE       OFFICERS        CAPITAL      COMPENSATION       DEFICIT
                                 ---------------------------- ------------- --------------- -------------- ----------------

Balances at December 31, 2000       5,973,140   $   59,731     $   (666,841)   $ 69,116,627   $ (1,726,574)   $(50,001,973)


Issuance of common stock upon
  exercise of employee stock
  options                              24,433          244               --          23,309             --              --

Conversion of 91 prepaid
  common stock purchase
  warrants into common stock           65,000          650               --            (650)            --              --

Issuance of warrants to
  purchase common stock as
  compensation for services                --           --               --          16,500             --              --

Issuance of common stock upon
  exercise of warrants                 73,057          731               --         246,901             --              --

Amortization of unearned
   compensation over the terms
   of consulting agreement                 --           --               --              --        894,665              --

Change in market value of
  employee stock options                   --           --               --        (176,150)            --              --

Net loss for the period                    --           --               --              --             --     (10,354,078)
                                 ------------   ----------   --------------    ------------   ------------    ------------

Balances at September 30, 2001      6,135,630   $   61,356     $   (666,841)   $ 69,226,537   $   (831,909)   $(60,356,051)
                                 ============   ==========   ==============    ============   ============    ============


SEE ACCOMPANYING NOTES.

                             SMARTSERV ONLINE, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                THREE MONTHS                            NINE MONTHS
                                                             ENDED SEPTEMBER 30                     ENDED SEPTEMBER 30
                                                             ------------------                     ------------------
                                                           2001               2000               2001             2000
                                                           ----               ----               ----             ----
OPERATING ACTIVITIES
Net income (loss)                                     $ (2,741,469)     $  2,459,061      $(10,354,078)     $ (7,438,267)
Adjustments to reconcile net income (loss) to net
cash used for operating activities:
    Depreciation and amortization                          664,991           322,844         1,869,665           661,970
    Noncash debt origination and other financing
       costs                                                50,000                --           150,000          (717,670)
    Noncash compensation costs                            (510,892)       (4,992,657)         (176,150)        3,287,193
    Noncash consulting services                            308,055           331,255           911,165           687,410
    Amortization of deferred revenues                     (644,243)         (598,229)       (2,576,981)       (1,426,549)
    Changes in operating assets and liabilities
       Accounts receivable                                  74,927           107,492           122,946           257,001
       Prepaid expenses                                   (722,928)         (116,592)         (697,264)         (278,771)
       Accounts payable and accrued liabilities             22,125          (434,435)        1,384,426         1,721,294
       Security deposit                                      5,323          (127,000)         (269,370)         (127,000)
                                                      ------------      ------------      ------------      ------------
    Net cash used for operating activities              (3,494,111)       (3,048,261)       (9,635,641)       (3,373,389)
                                                      ------------      ------------      ------------      ------------

INVESTING ACTIVITIES
Purchase of equipment                                      (15,428)         (267,103)         (152,310)         (623,068)
Capitalization of software development costs               (79,478)         (160,269)         (362,526)         (728,977)
Loan to officer                                                 --                --          (500,000)               --
                                                      ------------      ------------      ------------      ------------
    Net cash used for investing activities                 (94,906)         (427,372)       (1,014,836)       (1,352,045)
                                                      ------------      ------------      ------------      ------------

FINANCING ACTIVITIES
Proceeds from the issuance of notes                        670,381                --           862,373                --
Proceeds from the issuance of common stock                 250,076         1,127,793           271,185        27,095,457
Repayment of capital lease obligation                           --                --                --           (23,942)
Costs of issuing securities                                     --                --                --        (1,073,903)
Proceeds from the issuance of warrants                          --                --                --            24,746
                                                      ------------      ------------      ------------      ------------
    Net cash provided by financing activities              920,457         1,127,793         1,133,558        26,022,358
                                                      ------------      ------------      ------------      ------------

Increase (decrease) in cash and cash equivalents        (2,668,560)       (2,347,840)       (9,516,919)       21,296,924
Cash and cash equivalents - beginning of period         12,323,759        24,016,345        19,172,118           371,581
                                                      ------------      ------------      ------------      ------------
Cash and cash equivalents - end of period             $  9,655,199      $ 21,668,505      $  9,655,199      $ 21,668,505
                                                      ============      ============      ============      ============


SUPPLEMENTAL CASH FLOW INFORMATION
----------------------------------

The Company has purchased hardware and various consulting services from Hewlett-Packard Company, pursuant to the terms of its line of credit facility with Hewlett-Packard. During the three and nine month periods ended September 30, 2001, these purchases amounted to $1,473,400 and $3,001,400, respectively.

SEE ACCOMPANYING NOTES.

                             SMARTSERV ONLINE, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2001



1.   NATURE OF BUSINESSS

SmartServ Online, Inc. ("SmartServ") commenced operations on August 20, 1993. We deliver Internet-based and wireless content, as well as "Web-to-Wireless" applications, such as securities trade order routing, that enable m-commerce by providing transactional and information services to our alliance partners. We have developed online financial and transactional applications using a unique "device agnostic" delivery solution and make these services available to wireless handsets and personal digital assistants, personal computers and the Internet through our application software and communications architecture. Our services facilitate stock trading, SMS ("short message services") and other m-commerce transactions, as well as the dissemination of real-time stock quotes, business and financial news, sports information, private-labeled electronic mail, national weather reports and other business and entertainment information in a user-friendly manner.

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


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION
---------------------
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, the instructions of Form 10-QSB and Rule 310 of Regulation SB and, therefore, do not include all information and notes necessary for a presentation of results of operations, financial position and cash flows in conformity with accounting principles generally accepted in the United States. The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the period ended December 31, 2000. In the opinion of the Company, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been made. Results of operations for the nine months ended September 30, 2001 are not necessarily indicative of those expected for the year ending December 31, 2001.

USE OF ESTIMATES
----------------
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

REVENUE RECOGNITION
-------------------
Revenues are recognized as services are provided. Deferred revenues, resulting from customer prepayments, are recognized as services are provided throughout the term of the agreement. Deferred revenues resulting from our agreement with Data Transmission Network Corporation ("DTN") were amortized over the anticipated future revenue stream, a period of 42 months, commencing June 1, 1999. We amended our agreement with DTN such that, effective September 1, 2000, SmartServ performed maintenance and enhancement services through December 2000 and operational support through August 2001. Therefore, commencing September 1, 2000, deferred revenues were being amortized to income on a straight-line basis over the period through August 2001.

EARNINGS PER SHARE
------------------
Basic earnings per share is computed based on the weighted average number of common shares outstanding. Diluted earnings per share reflects the increase in the weighted average common shares outstanding that would result from the assumed exercise of outstanding stock options and warrants calculated using the treasury stock method.

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

Interest, debt origination and other financing costs paid during the three month periods ended September 30, 2001 and 2000 were $138,072 and $-0-, respectively, and for the nine month periods ended September 30, 2001 and 2000 were $260,759 and $2,025, respectively.

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

ADVERTISING COSTS
-----------------
Advertising costs are expensed as incurred and were approximately $18,800 and $200 during the three month periods ended September 30, 2001 and 2000, respectively, and $47,400 and $38,900 during the nine month periods ended September 30, 2001 and 2000, respectively.

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


3.   DUE FROM OFFICER

Our Board of Directors authorized the issuance of a line of credit to Sebastian Cassetta, SmartServ's Chief Executive Officer, for an amount not to exceed $500,000. Such amount bears interest at market and is payable upon demand.


4.   PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                                              SEPTEMBER 30,           DECEMBER 31,
                                                                                   2001                    2000
                                                                            -------------------      -----------------
   Data processing equipment                                                $     5,083,143          $     3,221,833
   Data processing equipment purchased under a capital lease                        246,211                  246,211
   Office furniture and equipment                                                   178,903                  172,452
   Display equipment                                                                 71,335                   71,335
   Leasehold improvements                                                            55,569                   54,462
                                                                            -------------------      -----------------

                                                                                  5,635,161                3,766,293
   Accumulated depreciation, including $205,176 at September
     30, 2001 and $180,555 at December 31, 2000 for equipment
     purchased under a capital lease                                             (2,232,955)              (1,107,485)
                                                                            -------------------      -----------------
                                                                            $     3,402,206          $     2,658,808
                                                                            ===================      =================


5.   NOTE PAYABLE

In May 2000, we entered into a Business Alliance Agreement with Hewlett-Packard Company whereby the companies agreed to jointly market their respective products and services, and to work on the build-out of SmartServ's domestic and international infrastructure. In furtherance of these objectives Hewlett-Packard provided us with a line of credit of up to $20,000,000 for the acquisition of approved hardware, software and services. As of September 28, 2001, the expiration date of the facility, SmartServ had borrowed $6,783,401. The debt is evidenced by a note, bearing an interest rate of 11%, secured by the Company's assets, exclusive of its internally developed software products, with a three year maturity and may be converted into our common stock at $33.56 per share.


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

The following table shows the amount of stock-based compensation (charges)/credits that would have been recorded in the categories of the statement of operations had stock-based compensation not been separately stated therein:

                                                   THREE MONTHS                              NINE MONTHS
                                                ENDED SEPTEMBER 30                       ENDED SEPTEMBER 30
                                      ---------------------------------------   --------------------------------------
                                            2001                  2000                2001                2000
                                      ------------------    -----------------   ------------------  ------------------

Costs of services                     $       150,168       $    1,112,161      $         2,323     $   (1,040,135)

Selling, general and
administrative expenses                        52,669            3,549,241             (737,338)        (2,934,468)
                                      ------------------    -----------------   ------------------  ------------------

                                      $       202,837       $    4,661,402      $      (735,015)    $   (3,974,603)
                                      ==================    =================   ==================  ==================

Stock-based compensation for the three and nine month periods ended September 30, 2001 and 2000 consists of the impact of changes in the market value of the Company's common stock on the value of options to purchase common stock issued to employees, as well as the amortization of deferred costs associated with the prior issuance of warrants to purchase common stock.


7.   EARNINGS PER SHARE

The following  table sets forth the  computation  of basic and diluted  earnings
(loss) per share:

                                         THREE MONTHS ENDED SEPTEMBER 30           NINE MONTHS ENDED SEPTEMBER 30
                                      ---------------------------------------   --------------------------------------
                                            2001                  2000                2001                2000
                                      ------------------    -----------------   ------------------  ------------------


Numerator:
   Net income (loss)                  $    (2,741,469)      $     2,459,061     $   (10,354,078)    $    (7,438,267)
                                      ==================    =================   ==================  ==================


Denominator:
   Denominator for basic earnings
   per share - weighted average
   shares                                   5,931,229             5,296,859           5,811,152           4,127,087

   Dilutive effect of warrants to
   purchase common stock                           --             2,748,285                  --                  --

   Dilutive effect of employee stock
   options and restricted shares                   --             1,046,826                  --                  --
                                      ------------------    -----------------   ------------------  ------------------

   Denominator for diluted earnings
   per share                                5,931,229             9,091,970           5,811,152           4,127,087
                                      ==================    =================   ==================  ==================

Basic earnings (loss) per
   common share                       $        (0.46)       $          0.46     $         (1.78)    $         (1.80)
                                      ==================    =================   ==================  ==================

Diluted earnings (loss) per
   common  share                      $        (0.46)       $         0.27      $         (1.78)    $         (1.80)
                                      ==================    =================   ==================  ==================


At September 30, 2001, outstanding employee stock options and other warrants to purchase an aggregate of 4,474,000 shares of common stock were not included in the computation of diluted earnings per share because the Company reported a loss for the three and nine month periods then ended and, therefore their inclusion would be antidilutive. Similarly, at September 30, 2000, outstanding employee stock options and other warrants to purchase an aggregate of 4,813,500 shares of common stock were not included in the computation of diluted earnings per share because the Company reported a loss for the nine month period then ended.


8.   COMMITMENTS AND CONTINGENCIES

On or about June 4, 1999, Michael Fishman, our former Vice President of Sales, commenced an action against us, Sebastian E. Cassetta (our Chairman of the Board and Chief Executive Officer), Steven Francesco (our former President) and four others in the Connecticut Superior Court for the Judicial District of Stamford/Norwalk at Stamford alleging breach of his employment contract, breach of duty of good faith and fair dealing, fraudulent misrepresentation, negligent misrepresentation, intentional misrepresentation and failure to pay wages. The defendants have answered the complaint and filed counterclaims for fraudulent inducement and breach of contract. The fraud and misrepresentation claims have been dismissed. Plaintiff has responded to the counterclaim and discovery is proceeding. Although we are vigorously defending this action, there can be no assurance that we will be successful.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS ------- OF OPERATIONS


SmartServ is a Web and wireless applications developer offering wireless applications, transaction platforms and middleware to financial institutions, network service providers and other commercial enterprises that drive real time, transaction-intensive wireless data services to their workforces and customers. SmartServ's products and services ensure that businesses and their customers can fully exploit the merits of wireless data exchange, using virtually any wired or mobile device to make informed decisions and execute transactions based on real-time information. SmartServ's solutions, which may be hosted or installed, speed time-to-market, anticipate ever-changing technologies and lower costs.

SmartServ's plan of operation includes programs for the sale of its information and transactional application services through strategic marketing partners utilizing a "business-to-business" strategy. Such a strategy provides access to a large number of potential subscribers and allows SmartServ to maximize its market reach at minimal operating costs. The flexibility of SmartServ's application software and communications architecture enables the customization of each information package offered to each strategic marketing partner, and in turn to their customers.

As an early entrant in the dynamic market for the distribution of financial information and transaction services via wireless telephones and personal digital assistants ("PDA"), SmartServ is developing strategic marketing relationships with wireless equipment manufacturers, telecommunications carriers, value-added service providers and potential corporate partners. SmartServ continuously seeks to increase product performance and widen its distribution by building and maintaining this network of strategic marketing partners. Combining SmartServ's application development and data platform with the core competencies of its strategic marketing partners, SmartServ is offering a packaged turnkey solution for extending content and transactions to the wireless environment. Management believes the wireless area has tremendous potential for distribution of SmartServ's information products and as a source of revenues from "fee based" transactions such as routing stock order entries and SMS ("short messaging services"); however, we have yet to derive any revenues from such efforts.

Management believes that most of SmartServ's revenues will continue to be derived from consumers who purchase its services through strategic marketing partners. SmartServ anticipates that strategic marketing partners will brand its information and transaction services with their own private label and promote and distribute SmartServ's packaged offering to their customers. SmartServ has the ability to customize the information package to be offered to each strategic marketing partner by device.

Management anticipates that staffing requirements associated with the implementation of its plan of operation will result in the addition of 4 people during the year ending December 31, 2001. Such personnel will be added to assist primarily with the programming requirements of strategic marketing partners' product offerings, for customer support and sales and marketing.


RESULTS OF OPERATIONS

QUARTER ENDED SEPTEMBER 30, 2001 VERSUS QUARTER ENDED SEPTEMBER 30, 2000

During the quarters ended September 30, 2001 and 2000, we recorded revenues of $824,990 and $1,013,528, respectively. Substantially all of such revenues were earned through our licensing agreement with Data Transmission Network Corporation. During the quarters ended September 30, 2001 and 2000, we recognized $644,243 and $598,229, respectively, from the amortization of deferred revenues associated with this agreement.

During the quarter ended September 30, 2001, we incurred costs of services of $1,712,718. Such costs consisted primarily of information and communication costs ($114,600), personnel costs ($592,200), systems consultants ($148,700), computer hardware leases, depreciation and maintenance costs ($434,800), facilities ($114,700) and amortization expenses relating to capitalized software development costs ($285,200). During the quarter ended September 30, 2000, we incurred costs of services of $1,428,486. Such costs consisted primarily of information and communication costs ($124,300), personnel costs ($398,700), systems consultants ($598,300), computer hardware leases, depreciation and maintenance costs ($51,400) and amortization expenses relating to capitalized software development costs ($227,200). During the quarters ended September 30, 2001 and 2000, we capitalized $79,500 and $160,300, respectively, of development costs in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed".

During the quarter ended September 30, 2001, we incurred general and administrative expenses of $1,371,150. Such costs were incurred primarily for personnel costs ($677,200), professional fees ($216,900), facilities ($142,200), insurance ($120,600) and communications costs ($55,200). During the quarter ended September 30, 2000, we incurred general and administrative expenses of $1,570,369. Such costs were incurred primarily for personnel costs ($741,500), facilities ($54,900), insurance ($71,700) and professional fees ($473,400).
During the quarter ended September 30, 2001, we incurred advertising and marketing expenses of $596,720. Such costs were incurred primarily for personnel costs ($352,200), marketing consultants ($82,600) and travel ($117,400). During the quarter ended September 30, 2000, we incurred advertising and marketing expenses of $568,442. Such costs were incurred primarily for marketing consultants ($124,700), personnel ($276,900) and travel ($81,700).

During the quarter ended September 30, 2001, net noncash credits for stock-based compensation for employees amounted to $510,892 compared to credits of $4,992,657 during the quarter ended September 30, 2000. Such noncash amounts are primarily related to the valuation of stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). Certain options are subject to the variable plan requirements of APB No. 25, as they were repriced, and therefore, compensation expense/income is recognized for changes in the fair value of our common stock. Noncash charges for consulting services for the quarters ended September 30, 2001 and 2000 were $308,055 and $331,255, respectively, resulting primarily from the amortization of deferred costs associated with the prior issuance of warrants to purchase common stock to various financial, marketing and technical consultants.

Interest income for the quarters ended September 30, 2001 and 2000 amounted to $101,875 and $351,428, respectively. Such amounts were earned primarily from our investments in highly liquid commercial paper and money fund accounts. During the quarters ended September 30, 2001 and 2000, interest and other financing costs were $188,072 and $-0-, respectively. During the quarter ended September 30, 2001, interest and other financing costs were incurred in connection with the $20 million line of credit facility with Hewlett-Packard Company.

Basic loss per share was $0.46 for the quarter ended September 30, 2001 compared to earnings per share of $0.46 for the quarter ended September 30, 2000. The weighted average shares outstanding increased to 5,931,229 for the quarter ended September 30, 2001 from 5,296,859 weighted average shares outstanding for the quarter ended September 30, 2000.

At September 30, 2001, the diluted loss per share was $0.46 compared to diluted earnings per share of $0.27. The weighted average shares outstanding on a diluted basis was 5,931,229 for the quarter ended September 30, 2001 compared to 9,091,970 for the quarter ended September 30, 2000.


NINE MONTHS ENDED SEPTEMBER 30, 2001 VERSUS NINE MONTHS ENDED SEPTEMBER 30, 2000

During the nine months ended September 30, 2001 and 2000, we recorded revenues of $3,272,827 and $2,988,748, respectively. Substantially all of such revenues were earned through our licensing agreement with Data Transmission Network Corporation. During the nine months ended September 30, 2001 and 2000, we recognized $2,577,000 and $1,426,500, respectively, from the amortization of deferred revenues associated with this agreement.

During the nine months ended September 30, 2001, we incurred costs of services of $5,487,207. Such costs consisted primarily of information and communication costs ($312,000), personnel costs ($1,762,600), systems consultants ($971,700), computer hardware leases, depreciation and maintenance costs ($1,277,200), facilities ($340,400) and amortization expenses relating to capitalized software development costs ($746,000). During the nine months ended September 30, 2000, we incurred costs of services of $2,185,942. Such costs consisted primarily of information and communication costs ($219,000), personnel costs ($576,400), systems consultants ($676,500), computer hardware leases, depreciation and maintenance costs ($246,100) and amortization expenses relating to capitalized software development costs ($436,600). During the nine months ended September 30, 2001 and 2000, we capitalized $362,500 and $729,000, respectively, of development costs in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed".

During the nine months ended September 30, 2001, we incurred general and administrative expenses of $4,677,069. Such costs were incurred primarily for personnel costs ($2,397,100), professional fees ($879,900), facilities ($482,700), insurance ($350,200) and communications costs ($141,100). During the nine months ended September 30, 2000, we incurred general and administrative expenses of $3,544,735. Such costs were incurred primarily for personnel costs ($1,759,900), facilities ($148,000), insurance ($127,200), professional fees ($1,078,400) and communications costs ($75,500). During the nine months ended September 30, 2001, we incurred advertising and marketing expenses of $2,753,135. Such costs were incurred primarily for personnel costs ($1,089,800), marketing consultants ($819,300) and travel ($482,900). During the nine months ended September 30, 2000, we incurred advertising and marketing expenses of $1,289,507. Such costs were incurred primarily for marketing consultants ($362,900), personnel ($488,500) and travel ($205,700).

During the nine months ended September 30, 2001, net noncash credit for stock-based compensation for employees amounted to $176,150 compared to noncash charges of $3,287,193 during the nine months ended September 30, 2000. Such noncash amounts are primarily related to the valuation of stock-based compensation in accordance with APB No. 25. Certain options are subject to the variable plan requirements of APB No. 25, as they were repriced, and therefore, compensation expense is recognized for changes in the fair value of our common stock. Noncash charges for consulting services for the nine months ended September 30, 2001 and 2000 were $911,165 and $687,410, respectively, resulting primarily from the amortization of deferred costs associated with the prior issuance of warrants to purchase common stock to various financial, marketing and technical consultants.

Interest income for the nine months ended September 30, 2001 and 2000 amounted to $459,599 and $579,797, respectively. Such amounts were earned primarily from our investments in highly liquid commercial paper and money fund accounts. During the nine months ended September 30, 2001 and 2000, interest and other financing costs were $410,759 and $12,025, respectively. During the nine months ended September 30, 2001, interest and other financing costs were incurred in connection with the $20 million line of credit facility with Hewlett-Packard Company. During the nine months ended September 30, 2000, interest and other financing costs were primarily related to the partial redemption of our Prepaid Warrants.

Basic and diluted loss per share was $1.78 for the nine months ended September 30, 2001 compared to a basis and diluted loss per share of $1.80 for the nine months ended September 30, 2000. The weighted average shares outstanding increased to 5,811,152 for the nine months ended September 30, 2001 from 4,127,087 weighted average shares outstanding for the nine months ended September 30, 2000.


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

In May 2000, we entered into a Business Alliance Agreement with Hewlett-Packard Company whereby the companies agreed to jointly market their respective products and services and to work on the build-out of SmartServ's domestic and international infrastructure. In furtherance of these objectives Hewlett-Packard provided us with a line of credit of up to $20,000,000 for the acquisition of approved hardware, software and services. As of September 28, 2001, the expiration date of the facility, Hewlett-Packard Company had advanced us
$6,783,401 thereunder. The debt is evidenced by a secured note, bearing an interest rate of 11%, with a three year maturity and may be converted into our common stock at $33.56 per share.

During the period January 1, 2000 through September 30, 2001, we issued 2,310,945 shares of common stock to investors upon the exercise of warrants to purchase such shares. Proceeds from the exercise of these warrants were $5,906,900.

As of September 30, 2001, we had 1,725,000 public warrants (SSOLW) and 300,000 warrants with terms identical to the public warrants outstanding. These warrants are currently convertible into our common stock at the ratio of one warrant per
0.5174 share of common stock at an exercise price of $7.73 per share. These warrants are redeemable by SmartServ on not less than 30 days written notice at the redemption price of $0.10 per warrant, provided the average closing bid quotation of the common stock as reported on the Nasdaq Stock Market has been at least 187.5% of the current exercise price of the warrants for a period of 20 consecutive trading days ending on the third day prior to the date on which we give notice of redemption. Proceeds from the exercise of the warrants by the holders thereof would provide us with approximately $8,000,000.

While we reported a net loss of $10,354,078 for the nine months ended September 30, 2001, our net loss exclusive of net stock-based compensation charges was $9,619,063. Cash used in daily operations was $9,635,600. Cash used for investing activities was $1,014,800 while cash provided by financing activities was $1,133,600.

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

PART 2.  OTHER INFORMATION




ITEM 1.    LEGAL PROCEEDINGS

On or about June 4, 1999, Michael Fishman, our former Vice President of Sales, commenced an action against us, Sebastian E. Cassetta (our Chairman of the Board and Chief Executive Officer), Steven Francesco (our former President) and four others in the Connecticut Superior Court for the Judicial District of Stamford/Norwalk at Stamford alleging breach of his employment contract, breach of duty of good faith and fair dealing, fraudulent misrepresentation, negligent misrepresentation, intentional misrepresentation and failure to pay wages. The defendants have answered the complaint and filed counterclaims for fraudulent inducement and breach of contract. The fraud and misrepresentation claims have been dismissed. Plaintiff has responded to the counterclaim, and discovery is proceeding. Although we are vigorously defending this action, there can be no assurance that we will be successful.

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


ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

During the period January 2001 through November 2, 2001, 121 Prepaid Warrants were converted into an aggregate of 86,400 shares of our common stock. No sales commissions were paid in connection with such conversion. The shares were issued in reliance upon the exemption from registration provided by Section 3 (a) (9) of the Securities Act.

In April 2001, we issued a warrant to purchase an aggregate of 2,000 shares of common stock to Randy Granovetter as partial consideration for consulting services to be provided to SmartServ as a member of its Advisory Board. The warrant is exercisable after one year at an exercise price of $9.36 per share, expires on April 15, 2005, and has been valued based on the Black-Scholes pricing methodology. No sales commissions were paid in connection with such transaction. This warrant was issued in reliance upon the exemption from registration provided by Section 4 (2) of the Securities Act.

In August 2001, we issued 10,000 shares of common stock to Todd Peterson upon the exercise of warrants to purchase such shares. No sales commissions were paid in connection with such transaction. The shares were issued in reliance upon the exemption from registration provided by Section 4 (2) of the Securities Act. Proceeds from the exercise of the warrants were $30,000.

In August 2001, we issued 23,057 shares of common stock to Bruno Guazzoni upon the exercise of warrants to purchase such shares. No sales commissions were paid in connection with such transaction. The shares were issued in reliance upon the exemption from registration provided by Section 4 (2) of the Securities Act. Proceeds from the exercise of the warrants were $100,000.

In September 2001, we issued 40,000 shares of common stock to Michael Silva upon the exercise of warrants to purchase such shares. No sales commissions were paid in connection with such transaction. The shares were issued in reliance upon the exemption from registration provided by Section 4 (2) of the Securities Act. Proceeds from the exercise of the warrants were $120,000.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits:

          None

(b)    REPORTS ON FORM 8-K

          On August 2, 2001, the Company filed a report on Form 8-K referencing a press release, dated October 31, 2000, announcing its intention to change to a calendar-based financial reporting period. The Company's Form 10-KSB covering the transition period was filed with the Securities and Exchange Commission on April 2, 2001.

                             SMARTSERV ONLINE, INC.


                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          SmartServ Online, Inc.
                                          (Registrant)

                                          By:


Date: November 14, 2001                   /s/  SEBASTIAN E. CASSETTA
      -----------------                   --------------------------------------
                                          Sebastian E. Cassetta
                                          Chairman of the Board, Chief Executive
                                          Officer


Date: November 14, 2001                   /s/  THOMAS W. HALLER
      -----------------                   --------------------------------------
                                          Thomas W. Haller
                                          Sr. Vice President, Chief Financial
                                          Officer, Treasurer