Form 10KSB
period 2001-12-31
SMARTSERV ONLINE INC
filed 2002-04-16
CIK 1005698

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

[   ]    TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15(D) OF THE  SECURITIES
         EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

                         COMMISSION FILE NUMBER 0-28008

                             SMARTSERV ONLINE, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in its Charter)


            Delaware                                         13-3750708
-----------------------------------------          -----------------------------
(State or other jurisdiction of                          (I.R.S. employer
 incorporation or organization)                          identification no.)

One Station Place, Stamford, Connecticut                       06902
-----------------------------------------          -----------------------------
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

                               Title of each class
                          Common Stock, $0.01 Par Value
                         Common Stock Purchase Warrants

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                Yes X      No
                   ---       ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this Form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.___

Issuer's revenues for the fiscal year ended December 31, 2001.        $3,297,806
                                                                      ----------

The aggregate market value of the voting and non-voting common equity (based on the closing price of such stock on NASDAQ National Market System) held by non-affiliates of the issuer as of April 5, 2002 was approximately $27,315,000. All officers and directors of the issuer have been deemed, solely for the purpose of the foregoing calculation, to be "affiliates" of the issuer.

There were 6,304,040 shares of Common Stock outstanding at April 5, 2002.

Transitional small business disclosure format  YES        NO X
                                                  ---       ---

                 DOCUMENTS INCORPORATED BY REFERENCE IN PART III

The Company's definitive proxy statement to be filed in connection with the 2002 Annual Meeting of Stockholders.

                                TABLE OF CONTENTS

                                     PART I

Item                                                                        Page
----                                                                        ----

1.      Description of Business                                              2
2.      Description of Property                                              8
3.      Legal Proceedings                                                    8
4.      Submission of Matters to a Vote of Security Holders                  9

                                     PART II

5.      Market for Common Equity and Related Stockholder Matters            10
6.      Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                         14
7.      Financial Statements                                                22
8.      Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure                                          46

                                    PART III

9.      Directors, Executive Officers, Promoters and Control Persons:
          Compliance with Section 16(a) of the Exchange Act                 46
10.     Executive Compensation                                              46
11.     Security Ownership of Certain Beneficial Owners and Management      46
12.     Certain Relationships and Related Transactions                      46
13.     Exhibits and Reports on Form 8-K                                    47

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

THE COMPANY
-----------
SmartServ Online, Inc. (NASDAQ: SSOL) ("SmartServ" or the "Company"), a Delaware corporation formed in 1993, provides Web and wireless applications and infrastructure that allow financial institutions, network service providers and other businesses to deliver content and transaction-intensive services to their work forces and customers - via virtually any wired or data-enabled wireless device. SmartServ's products include content, transaction processing and alert engines, proprietary W2W MiddlewareTM that optimizes content delivery to a full array of present and future devices, and a suite of applications designed to enable businesses and their customers to exploit the benefits of wireless data exchange and transactional capability. Our products facilitate stock trading and other m-commerce transactions, as well as the dissemination of real-time stock quotes, business and financial news, sports information, national weather reports and other business and entertainment information in a user-friendly manner.

INDUSTRY OVERVIEW
-----------------
SmartServ believes that the wireless data market is on the verge of explosive growth. The changing business needs of wireless carriers, financial institutions and other enterprises combined with advances in wireless technology have created a strong need for the types of data applications and transaction management services offered by SmartServ. Furthermore, consumers have shown a willingness to pay for well-targeted wireless data applications that make use of the mobility benefits provided by existing wireless devices.

     BROAD WIRELESS DATA SOLUTIONS MARKET. The market for wireless data solutions is projected to grow rapidly over the next five years as enterprises and consumers take advantage of constantly improving networks, devices and applications.
     o    The META  Group  estimates  the  percentage  of  corporate  users with wireless access to data should grow from about 10% currently to approximately 75% by 2005.
     o Telecompetition, Inc. predicts that by 2010, there will be 1.5 billion mobile data subscribers worldwide, generating $318 billion in revenue.
     o Cahners In-Stat Group predicts that between 2001 and 2005, the number of US wireless data subscribers will grow from 8.4 million to 52 million, representing an annual growth rate of 58%.
     o The Yankee Group estimates that revenue from wireless data services in Europe will reach $62 billion by 2006.
     o International Data Corporation predicts that the wireless application service provider market will grow at an annual compound rate of 121%, achieving revenues of $732 million by 2004.
     o Telecompetition, Inc. predicts that by 2006, US wireless data subscribers will grow from 1% of total wireless carrier revenue to 25%, representing a $27 billion market.
     o Salomon Smith Barney reports that global wireless carrier industry innovators are targeting 17-25% of Average Revenue Per User ("ARPU") to come from wireless data services over the next one to three years.

     WIRELESS CARRIER MARKET. Wireless carriers around the world are experiencing declining subscriber growth rates, high levels of customer churn, declining voice ARPU, and the need to generate a return on investment for the hundreds of billions of dollars they are spending on 2.5G and 3G network upgrades and spectrum licenses. These carriers have identified wireless data applications as a way to improve both their top-line revenue and profitability. Wireless data applications will improve ARPU, increase customer loyalty through the use of branded data services and financially justify the large investments in data-friendly 2.5G and 3G networks.

     SMS (SHORT MESSAGE SERVICE) ADOPTION. Wireless carriers in Europe and Asia have already witnessed the impact of data revenues with the introduction of SMS. According to the GSM Association, global daily SMS volume reached approximately 1 billion messages per day by the end of 2001. SmartServ believes the financial impact of this SMS explosion will accelerate as wireless carriers provide richer SMS data offerings to their customers. Through its SmartServQTM application SmartServ provides alert-driven and mobile-originated global market stock quotes and news to carriers that are looking to increase SMS revenues through value-added services.

     ROLLOUT OF NEXT-GENERATION NETWORKS. SmartServ believes that the increase in SMS traffic represents a behavioral shift by subscribers. This behavioral shift indicates a growing acceptance of the value of wireless data applications and will provide a critical bridge to the adoption of richer third-generation wireless data products. SmartServ is poised to deliver its applications via next generation wireless networks, including General Packet Radio Service (GPRS), 1XRTT (CDMA 2000) and Wideband CDMA
     (WCDMA).   SmartServ   believes  the  faster   throughput  and  always-on,
     always-connected characteristics of the next generation networks are key technology enablers that will provide the foundation for broader customer acceptance of mobile data services.

FINANCIAL SERVICES MARKET. The financial services industry has traditionally been at the leading edge of technology adoption. This trend has proven true for wireless technology as banks, brokerage firms and mutual fund companies have been among the earliest organizations to deploy employee and customer facing wireless applications. Within this market, SmartServ targets top-tier global brokerage firms and banks that wish to improve employee productivity and extend their brand by offering their financial services, proprietary content and transaction capabilities via mobile devices.

o According to TowerGroup, $1.8 billion will be spent globally on wireless financial services in 2005, up from $200 million in 2000.
o The Yankee Group and TowerGroup predict that between 2001 and 2005, the number of people in the US that will regularly access financial information and services over their wireless devices will grow from 500,000 to 27 million.
o Celent Communications projects that by 2005, 85% of the top 100 financial institutions will offer financial products over wireless-enabled devices.
o Jupiter Media Metrix predicts that wireless brokerage transactions will create $1 billion in commission revenues in 2006.

Delays in the build-out of carrier data networks and the unavailability of data-enabled wireless devices have caused the market for SmartServ's data and transaction services to be virtually non-existent until now. Such delays have resulted in the Company's inability to implement its business plan and related marketing strategies. Additionally, no assurance can be given that the market for wireless data and transaction services will evolve as described above, or that the Company will generate future revenues or cash flow from operations, or that its products and services will be accepted in the marketplace.

STRATEGY
--------
SmartServ is taking the following steps to drive the business and meet its growth objectives:

     SALES STRATEGY. SmartServ will continue to focus its direct sales efforts on leading companies in key vertical markets that are demanding robust mobile applications. SmartServ has targeted both the financial services industry and wireless carriers because they have been among the early adopters of wireless technology. The focus on these two verticals has resulted in the Company's development of key expertise and relationships, both of which serve as important competitive differentiators.

     LEVERAGE CHANNEL PARTNERS. SmartServ will continue to leverage the reach and revenue needs of carriers and technology partners to penetrate the broader enterprise and consumer wireless data markets.

     SmartServ co-markets its applications with wireless market leaders Qualcomm and Hewlett-Packard, and seeks to tap the resources of additional channel partners. SmartServ views carriers not only as customers, but as potential channel partners that can resell SmartServ applications to enterprises the Company could not reach independently.

     SEIZE OPPORTUNITIES IN SPECIFIC GLOBAL MARKETS. SmartServ recognizes the varying appetites for wireless applications worldwide and will continue to take advantage of growth opportunities unique to each market. SmartServ expects to generate a significant portion of its revenues internationally through the sales and marketing efforts of its London and Hong Kong offices.

     CONTINUE TO DEVELOP NEW STATE-OF-THE-ART WIRELESS APPLICATIONS. SmartServ's team of engineers will continue to develop new, state-of-the-art, wireless applications to meet the demands of its target markets.

THE SMARTSERV SOLUTION
----------------------

SmartServ has developed applications that integrate and deliver Internet and intranet-based information, as well as effectuate m-commerce transactions via wired and wireless data networks and devices. SmartServ's products allow businesses and consumers to exploit the merits of wireless data exchange. These applications are powered by SmartServ's proprietary W2W MiddlewareTM, a scalable platform that optimizes content and applications for virtually any wired or data-enabled wireless device. This platform also contains transaction-processing engines capable of executing alerts and routing transactions. SmartServ's applications may be hosted in SmartServ's data centers (Application Service Provider model) or partially installed at the customer site (middleware server installed behind customer firewall) while SmartServ maintains and manages the back end data feeds, software and application platform.

SmartServ offers development, integration, implementation, hosting and customization services to customers. By developing fully integrated solutions, the Company provides traditional and new-economy companies the ability to leverage both the Internet and their own content for deployment via wireline and wireless networks. SmartServ's development efforts allow its customers to rapidly deliver solutions to their customers with significantly lower development and maintenance costs than if they were developed internally. SmartServ maintains the systems while making sure the technology made available to its customers remains state-of-the-art.

SmartServ believes its Web and wireless applications and infrastructure will be attractive in the marketplace. Product development efforts are focused on providing new solutions for user-level personalization and profiling, integrated payment capabilities and other enhancements to the Company's current information and transaction services. Additionally, SmartServ is developing new format modifications for emerging devices, content and feature improvements, and customizations based on market requirements. The Company intends to continue to invest in this area and believes its transaction-processing engine, W2W MiddlewareTM and applications represent important competitive advantages.

The core functionality of the current SmartServ product suite includes:

     o    Stock quotes - real-time and delayed; domestic and international
     o    Stock watch lists
     o    News wire services
     o    Stock charts (daily, weekly, monthly, quarterly, historical)
     o    Alerts for quotes (periodic, price, volume, percentage) and news
     o    Equity and options trade order entry applications and routing systems

SmartServ's product suite consists of the following applications:

     MOBILEMARKETS(R). MobileMarkets provides access to the world's financial markets from virtually any wireless device. This financial application includes real-time quotes, news, time and sales data, stock charts, watch lists, currency conversions, market indices and trade order routing.

     SMARTSERVQ(TM). SmartServQ provides access to stock quotes from major international exchanges and delivers wireless alerts and messages. With SmartServQ, parameters for customized alerts are user-set and triggered by any of several specific events: stock price or percentage fluctuation, volume, symbol-based news, or time intervals. SmartServQ also provides snap quotes, news headlines and symbol look-up retrieval via Mobile-Originated Short Message Service (MOSMS) on CDMA and GSM networks.

     WIRELESS WALLSTREET(TM). Wireless WallStreet is a financial trading game in which participants compete against each other to build the most valuable portfolio in a financially risk-free environment. Players can monitor their own progress and that of their competitors.

SALES AND MARKETING STRATEGY
----------------------------
SmartServ  has developed  its  applications  so that its customers may choose to
implement  them  in  phases,   beginning  with  core  functionality  and  adding
components as needed.

The Company concentrates its efforts in the following areas:

     TELECOMMUNICATIONS SOLUTIONS
     SmartServ provides a suite of solutions to help wireless carriers, handset manufactures and Internet service providers quickly deliver products and services to their customers. The Company's applications are designed to drive network revenues by increasing airtime usage and reducing customer churn. SmartServ's applications provide user authentication, security and customer administration and management.

     FINANCIAL SERVICES SOLUTIONS
     SmartServ continues to augment its customer base among both institutional and retail financial services enterprises by leveraging its transaction routing engine and W2W MiddlewareTM platform with a suite of applications designed to meet the rigorous demands of the financial community. Customers have the ability to choose an entire suite of transaction and information services or select only those products that are relevant to their particular business needs.

SmartServ expects its sources of revenue to include upfront, maintenance, per user, and/or usage based licensing fees for the Company's Web and wireless applications, as well as hosting and development fees. SmartServ expects that its customers will brand its information and transaction products and promote them to their customers.

STRATEGIC RELATIONSHIPS
-----------------------

SmartServ continuously seeks to improve product performance and broaden its distribution by maintaining and building upon a network of strategic partners. SmartServ has developed strategic relationships with wireless equipment manufacturers, carriers, other value-added service providers and potential corporate partners. By combining its applications and infrastructure products with the core competencies of its strategic partners, SmartServ offers a packaged turnkey solution for extending content and transactions to the Web and wireless environment. Additionally, the Company believes these strategic alliances will provide valuable channel marketing and distribution partners for its products. SmartServ's alliances include:

     MICROSOFT. SmartServ is a Microsoft Mobile Solution Provider Partner offering companion wireless applications to Microsoft's Mobile Information Server and Pocket PC 2002 platforms.

     HEWLETT-PACKARD. HP has provided SmartServ with technology for use in the Company's data center and provided a vendor finance line of credit that funded the Company's major capital expenditures. HP and SmartServ have also entered into a joint sales, marketing and account development agreement.

     QUALCOMM. SmartServ is a Select Binary Runtime Environment for Wireless ("BREW") Developer and certified True BREW application provider. SmartServ works with Qualcomm on both software development and business development fronts with the goal of driving the usage of the millions of BREW-enabled handsets projected to be in the US marketplace alone by 2003. Qualcomm has commitments for BREW from 14 global carriers representing an aggregate of 73 million subscribers.

GEOGRAPHIC EXPANSION
--------------------
SmartServ has identified the regional markets that are most appropriate for its current sales strategy and suite of products. The Company's dedicated sales teams in the US, United Kingdom and Hong Kong have allowed SmartServ to focus on developing deep industry knowledge and relationships in the most lucrative international markets. SmartServ plans to leverage these experiences to facilitate entry into other regions. SmartServ has eliminated its sales presence in Switzerland, Sweden and Germany and consolidated its European operations into its European headquarters located in the UK.

CUSTOMERS
---------
SmartServ has signed contracts with the following customers:

     o HUTCHISON TELECOMMUNICATIONS. The SmartServQTM and MobileMarketsR applications will provide the subscribers of Hutchison Telecommunications, Hong Kong's largest wireless carrier, with access to real-time financial market quotes, indices and alerts from the New York Stock Exchange ("NYSE"), American Stock Exchange ("AMEX"), NASDAQ and London Stock Exchange ("LSE") financial markets from virtually any wireless device.

     o SUNDAY COMMUNICATIONS. The SmartServQT application will provide the subscribers of SUNDAY, the 4th largest wireless carrier in Hong Kong, with applications that include access to equity quotes, personalized alerts, customizable "watch lists", and financial news for the NYSE, NASDAQ, AMEX and LSE on their wireless devices.

     o ASIAN WIRELESS CARRIER. The SmartServQT application will provide subscribers of this wireless carrier with applications that include access to equity quotes for the LSE, personalized alerts, customizable "watch lists", and financial news on their wireless devices. Pursuant to a non-disclosure agreement, the Company cannot yet disclose the identity of this customer.

     o GLOBAL FINANCIAL INSTITUTION. SmartServ will provide this global financial institution with a customized version of its MobileMarketsR incorporating the customer's proprietary research data. The financial institution plans to provide this application to its employees and to select clients. Pursuant to a non-disclosure agreement, the Company cannot yet disclose the identity of this customer.

COMPETITION
-----------
The market for wireless and Web-based information and transactional services is highly competitive and subject to rapid technological change, shifting consumer preferences and frequent new service introductions. The Company faces competition from a number of businesses that deliver similar services through personal computers and mobile devices. The competitive arena includes: Aether Systems, Inc., 724 Solutions, Inc, Semotus Solutions and Everypath. SmartServ
expects  competition  to  increase  from  existing   competitors  and
from new competitors, possibly including telecommunications companies. Most of SmartServ's competitors and potential competitors have substantially greater financial, marketing and technical resources than it has. SmartServ believes that potential new competitors, including large multimedia and information system companies, are increasing their focus on transaction processing. Increased competition in the market for SmartServ's services could limit its ability to expand and materially and adversely affect its results of operations.

The information content provided through SmartServ's applications and infrastructure is generally purchased through non-exclusive distribution agreements. While the Company is not dependent on any one content provider, existing and potential competitors may enter into agreements with these and other such providers and thereby acquire the ability to deliver online information and transactional services substantially similar to those provided by SmartServ. Additionally, there are a relatively small number of information providers that control pricing and access to information.

The  principal  competitive  factors  in both  the Web and  wireless  industries include content, product features and quality, ease of use, access to distribution channels, brand recognition, reliability and price. SmartServ's strategy of establishing alliances with strategic marketing partners and its ability to provide what the Company believes to be unique applications and infrastructure should enable the Company to compete effectively.

PROPRIETARY RIGHTS
------------------
SmartServ has designed and developed its own "device agnostic" information and transaction platform, made up of its patent-pending W2W MiddlewareTM and its content and processing engines. This platform is comprised of the W2W MiddlewareTM, based on the Windows NT operating system and the authorization, quote, news and transaction engines, based on Hewlett-Packard Company's Unix operating system and Oracle Corp.'s version 8i parallel server database. This platform supports a wide array of browsers operating on wireless and wired networks and seamlessly integrates real-time data and transaction capabilities, such as stock trade order routing and m-commerce services, into a user-friendly services interface.

SmartServ relies upon a combination of contract provisions, trade secret, patent, trademark and copyright laws to protect its proprietary rights. The Company licenses the use of its services under agreements that contain terms and conditions prohibiting the unauthorized use or reproduction of its software and services. Although SmartServ intends to protect its rights vigorously, there can be no assurance that any of the foregoing measures will be successful.

SmartServ granted Data Transmission Network Corporation an exclusive perpetual worldwide license to its Internet-based (1) real-time stock quote product, (2) online trading vehicle for customers of small and medium sized brokerage companies, (3) administrative reporting package for brokers of small and medium sized brokerage companies and (4) order entry/routing system. In November 2000, SmartServ and Data Transmission Network Corporation amended the license agreement to provide that, in consideration for a copy of the application source code, Data Transmission Network Corporation would return the marketing rights for the software applications to SmartServ, effective August 31, 2001.

SmartServ believes that none of its products, services, trademarks, or other proprietary rights infringe on the proprietary rights of third parties. However, there can be no assurance that third parties will not assert infringement claims against the Company with respect to current features, content or services or that any such assertion may not require the Company to enter into royalty arrangements or result in litigation.

GOVERNMENT REGULATION
---------------------
SmartServ is not currently subject to direct regulation other than federal and state regulation generally applicable to businesses. However, the current and future regulatory environment relating to the telecommunications and media industry could have an effect on SmartServ's business, including transborder data flow regulations, regulatory changes which directly or indirectly affect telecommunication costs or increase the likelihood or scope of competition from regional telephone companies. Additionally, legislative proposals from international, federal and state governmental bodies in the areas of content regulation, intellectual property and privacy rights, as well as federal and state tax issues could impose additional regulations and obligations upon all online service providers. SmartServ cannot predict the likelihood that any such legislation will pass, or the financial impact, if any, the resulting regulation or taxation may have on SmartServ.

Moreover, the relevance to application service providers of existing laws governing issues such as intellectual property ownership, libel and personal privacy is uncertain. The use of the Internet for illegal activities has increased public focus and could lead to increased pressure on legislatures to impose regulations on application service providers such as SmartServ. The law relating to the liability of online service companies for information carried on or disseminated through their systems is currently unsettled. If an action were to be initiated against SmartServ, the costs incurred as a result of such action could have a material adverse effect on its business.

EMPLOYEES
---------
As of March 31, 2002, SmartServ employed sixty-one people, of whom 55 were employed in the United States, 3 were employed in Hong Kong by our Hong Kong subsidiary, 3 were employed in the United Kingdom by our United Kingdon subsidiary. All were full-time employees. SmartServ anticipates that staffing requirements associated with the implementation of its plan of operation will result in the addition of a minimum of 20 people during the year ending December 31, 2002. Such personnel will be added to assist with the programming requirements of customers' product offerings, for customer support, and sales and marketing. None of the SmartServ employees are covered by a collective bargaining agreement, and the Company believes that its relationship with its employees is satisfactory.

ITEM 2. DESCRIPTION OF PROPERTY

The Company occupies approximately 10,300 square feet in a leased facility located in Stamford, Connecticut. The lease expires in October 2010. Additionally, the Company occupies office space in London, Hong Kong and New York City on a month-to month basis.

ITEM 3. LEGAL PROCEEDINGS

On or about June 4, 1999, Michael Fishman, our former Vice President of Sales, commenced an action against us, Sebastian E. Cassetta (our Chairman of the Board and Chief Executive Officer), Steven Francesco (our former President) and four others in the Connecticut Superior Court for the Judicial District of Stamford/Norwalk at Stamford alleging breach of his employment contract, breach of the duty of good faith and fair dealing, fraudulent misrepresentation, negligent misrepresentation, intentional misrepresentation and failure to pay wages. The defendants have answered the complaint and filed counterclaims for fraudulent inducement and breach of contract. The fraud and misrepresentation claims have been dismissed. Plaintiff has responded to the counterclaim and discovery is proceeding. Although we are vigorously defending this action, there can be no assurance that we will be successful.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

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


                                                  COMMON STOCK                     WARRANTS
                                                  ------------                     --------
                                               HIGH          LOW              HIGH          LOW
                                               ----          ---              ----          ---
Year Ending December 31, 2002
-----------------------------
First Quarter                              $    7.100     $   4.830       $   2.190      $  0.110
Second Quarter through April 5, 2002            5.990         5.070           0.870         0.570

Year Ended December 31, 2001
----------------------------
First Quarter                              $   14.187     $   4.156       $   6.250      $  1.530
Second Quarter                                 11.650         5.391           4.250         1.750
Third Quarter                                   9.550         4.260           3.700         0.320
Fourth Quarter                                  9.020         4.170           3.050         1.000

Six Months Ended December 31, 2000
----------------------------------
Quarter Ended September 30, 2000           $   70.250     $  26.875       $  27.000      $  9.688
Quarter Ended December 31, 2000                36.938         6.750          16.063         1.625

Year Ended June 30, 2000
------------------------
First Quarter                              $    1.531     $   0.719       $   0.156      $  0.063
Second Quarter                                 24.625         0.719           6.500         0.070
Third Quarter                                 186.000        17.625          64.000         5.000
Fourth Quarter                                129.000        25.000          47.031        10.500


As of April 5, 2002, we had 6,304,040 shares of common stock outstanding held by 90 record holders. We estimate that our common stock is held by approximately 4,000 beneficial holders. As of such date, we had 1,725,000 public warrants outstanding held by 18 record holders.

We have never paid a cash dividend on our common stock. It is our present policy to retain earnings, if any, to finance the development and growth of our business. Accordingly, we do not anticipate that cash dividends will be paid until our earnings and financial condition justify such dividends, and there can be no assurance that we can achieve such earnings.

RECENT SALES OF UNREGISTERED SECURITIES

In September 1998, we issued warrants to purchase 3,000 shares of common stock to Data Transmission Network Corporation for prepayment of certain guaranteed payments in accordance with the Software License and Service Agreement between the parties dated April 23, 1998. Such warrants were exercisable at $3.00 per share of common stock. In January 2000, in consideration of the receipt of $324,000, we issued to Data Transmission Network warrants for the purchase of 300,000 shares of our common stock at $8.60 per share. These warrants were issued in reliance upon the exemption from registration provided by Section 4
(2) of the Securities Act. No sales commissions were paid in connection with such transaction. In June and November 2000, we issued an aggregate of 303,000 shares of common stock upon the exercise of the warrants. Proceeds from the exercise of the warrants were $2,589,000. The warrants and the shares were issued in reliance upon the exemption from registration provided by Section 4
(2) of the Securities Act of 1933 (the "Securities Act").

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

Between  January 1999 and March 2002,  an  aggregate  of 1,577 of the  Company's
Prepaid Common Stock Purchase Warrants were converted into an aggregate of 967,929 shares of our common stock. No sales commissions were paid in connection with such conversions. The shares were issued in reliance upon the exemption from registration provided by Section 3 (a) (9) of the Securities Act.

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

In October 1999, we entered into a consulting agreement with Steven Rosner. As consideration for such services, we granted Mr. Rosner a warrant to purchase 100,000 shares of common stock at an exercise price of $2.625 per share and a warrant to purchase 100,000 shares of common stock at $3.625 per share. In consideration of $125,000 and the issuance of warrants, expiring on July 2, 2003, to purchase 8,000 shares of common stock at $18.375 per share, we extended this agreement for a two-year period commencing October 24, 2000. In July 2000, we issued 200,000 shares of common stock to Mr. Rosner upon exercise of warrants to purchase such shares. Proceeds from the exercise of the warrants were $625,000. No sales commissions were paid in connection with such transactions. The warrants and the shares were issued in reliance upon the exemption from registration provided by Section 4
(2) of the Securities Act.

In October 1999, SmartServ entered into a restricted stock agreement with Robert Pearl, Senior Vice President Business Development, providing for the sale to Mr. Pearl of 76,818 shares of common stock at a purchase price of $.75 per share. SmartServ received cash in the amount of $768 and a 5 year, non-recourse promissory note in the amount of $56,845. The note is secured by the stock and bears an interest rate of 7.50%. The stock purchase agreement provides SmartServ with certain repurchase options and provides Mr. Pearl with a put option in the event of the termination of his employment without cause.

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

In December 1999, our Board of Directors approved the issuance of stock to Sebastian E. Cassetta and Mario F. Rossi in satisfaction of the bonuses payable to them for 1999 under their employment agreements. Pursuant thereto, in March 2000, we issued 148,000 shares of common stock to Mr. Cassetta and 54,000 shares to Mr. Rossi. No sales commissions were paid in connection with such transactions. These shares were issued in reliance upon the exemption from registration provided by Section 4 (2) of the Securities Act.

In December 1999, we issued a warrant to purchase an aggregate of 10,000 shares of common stock at an exercise price of $2.50 per share to the Andrew Seybold Group LLC. Thereafter, these warrants were transferred by Andrew Seybold LLC to Andrew Seybold and Barney Dewey, principals of Andrew Seybold LLC. This warrant was issued as partial consideration for marketing consulting services provided to SmartServ and expires on December 31, 2002. No sales commissions were paid in connection with such transaction. These warrants were issued in reliance upon the exemption from registration provided by Section 4 (2) of the Securities Act. In December 2001, we issued 5,000 shares to each of Messrs. Seybold and Dewey upon exercise of the warrants. Proceeds from the exercise of the warrants were $25,000.

In December 1999, we issued to Brauning Associates warrants to purchase an aggregate of 50,000 shares of common stock at an exercise price of $3.00 per share. Thereafter, these warrants were transferred by Brauning Associates to Michael Silva and Todd Peterson, principals of Brauning Associates. These warrants were issued as partial consideration for marketing consulting services provided to SmartServ and expire on December 31, 2002. No sales commissions were paid in connection with such transaction. These warrants were issued in reliance upon the exemption from registration provided by Section 4 (2) of the Securities Act. In August and September 2001, we issued an aggregate of 50,000 shares to Messrs. Silva and Peterson upon exercise of the warrants. Proceeds from the exercise of the warrants were $150,000.

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

In February 2000, we issued 16,667 shares of common stock to Steven Francesco, a former SmartServ officer, upon exercise of warrants issued to him in November 1998 as partial consideration for the settlement of his claims against us and certain of our officers and directors. The shares were issued in reliance upon the exemption from registration provided by Section 4 (2) of the Securities Act. No sales commissions were paid in connection with such transaction. Proceeds from the exercise of the warrants were $83,335.

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

Between May and August 2000, we issued an aggregate of 102,615 shares of our common stock to Wireless Acquisition Partners, LLC, at prices ranging from $4.70 to $7.69 per share upon the cashless exercise of warrants to purchase such shares. No sales commissions were paid in connection with such transaction. The shares were issued in reliance upon the exemption from registration provided by
Section 4 (2) of the Securities Act.

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

Between August and December 2001, we issued 57,643 shares of common stock to Bruno Guazzoni upon the exercise of warrants to purchase such shares. No sales commissions were paid in connection with such transactions. The shares were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act. Proceeds from the exercise of the warrants were $250,000.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Management anticipates that staffing requirements associated with the implementation of its plan of operation will result in the addition of a minimum of twenty people during the year ending December 31, 2002. Such personnel will be added to assist primarily with the programming requirements of strategic marketing partners' product offerings, for customer support and sales and marketing.

RESULTS OF OPERATIONS

In October 2000, we announced the change of our year end from a fiscal year ending on June 30th to a calendar year ending on December 31st in order to conform to standard industry practice. This change in our fiscal year end gave rise to a six month transition period ended December 31, 2000. The financial statements for the six month period ended December 31, 2000 have been audited by the Company's independent auditors.

SELECTED FINANCIAL DATA


                                                                            SIX MONTHS ENDED
                                                                            ----------------
                                          YEAR ENDED DECEMBER 31               DECEMBER 31                 YEAR ENDED JUNE 30
                                      ----------------------------    ----------------------------    ----------------------------
                                          2001             2000          2000             1999            2000            1999
                                      ------------   -------------    -----------    -------------    ------------    ------------
                                                        (unaudited)                    (unaudited)
Revenues                              $  3,297,806    $  4,207,696    $  2,232,476    $  1,720,913    $  3,696,133    $  1,443,781

Costs and expenses
  Operating costs                      (16,737,549)    (11,481,107)     (8,028,220)     (1,882,608)     (5,335,495)     (3,881,928)
  Stock based compensation              (1,260,125)       (471,226)      8,164,779     (21,635,019)    (30,271,024)     (1,312,324)
                                      ----------------------------    ----------------------------    ----------------------------

Total costs and expenses               (17,997,674)    (11,952,333)        136,559     (23,517,627)    (35,606,519)     (5,194,252)
                                      ----------------------------    ----------------------------    ----------------------------

Income (loss) from operations          (14,699,868)     (7,744,637)      2,369,035     (21,796,714)    (31,910,386)     (3,750,471)
                                      ----------------------------    ----------------------------    ----------------------------

Net interest  income  (expense) and
  other financing costs                   (119,992)        784,900         568,556         700,483         916,827      (3,373,655)
                                      ----------------------------    ----------------------------    ----------------------------

Net income (loss)                     $(14,819,860)   $ (6,959,737)   $  2,937,591    $(21,096,231)   $(30,993,559)   $ (7,124,126)
                                      ============================    ============================    ============================

Basic earnings (loss) per share       $      (2.52)   $      (1.56)   $       0.54    $     (15.19)   $     (11.42)   $      (6.44)
                                      ============================    ============================    ============================

Diluted earnings (loss) per share     $      (2.52)   $      (1.56)   $       0.34    $     (15.19)   $     (11.42)   $      (6.44)
                                      ============================    ============================    ============================

Weighted average shares
  outstanding - basic                    5,891,244       4,466,836       5,433,577       1,388,546       2,712,931       1,105,603
                                      ============================    ============================    ============================

Weighted average shares
  outstanding- diluted                   5,891,244       4,466,836       8,697,917       1,388,546       2,712,931       1,105,603
                                      ============================    ============================    ============================

BALANCE SHEET DATA:
-------------------
Total assets                          $ 12,461,064    $ 24,041,876    $ 24,041,876    $  2,459,843    $ 26,702,824    $  3,820,598
Note Payable                          $  6,723,156    $  1,446,256               -               -               -               -
Accumulated deficit                   $(64,821,833)    (50,001,973)    (50,001,973)   $(43,042,236)    (52,939,564)   $(21,946,005)
Stockholders' equity (deficiency)     $  3,713,669      16,780,970      16,780,970    $ (3,826,746)     19,981,937    $ (4,707,300)


YEAR ENDED DECEMBER 31, 2001 VERSUS YEAR ENDED DECEMBER 31, 2000

During the year ended December 31, 2001 and 2000, we recorded revenues of $3,297,806 and $4,207,696, respectively. Substantially all of such revenues were earned through our licensing agreement with Data Transmission Network Corporation. During the year ended December 31, 2001 and 2000, we recognized $2,577,000 and $2,392,900, respectively, from the amortization of deferred revenues, and $667,000 and $333,000, respectively, in connection with fees earned for maintenance and operational support associated with this agreement. Effective August 31, 2001, with the termination of the licensing agreement, the Company has fully amortized all deferred revenue associated with the agreement.

During the year ended December 31, 2001, we incurred costs of services of $6,976,540. Such costs consisted primarily of information and communication costs ($372,000), personnel costs ($2,432,300), systems consultants ($1,023,000), computer hardware leases, depreciation and maintenance costs
($1,753,400), facilities ($424,900) and amortization expenses relating to capitalized software development costs ($874,500). During the year ended December 31, 2000, we incurred costs of services of $4,066,124. Such costs consisted primarily of information and communication costs ($257,700), personnel costs ($977,300), systems consultants ($1,441,100), computer hardware leases, depreciation and maintenance costs ($605,700) and amortization expenses relating to capitalized software development costs ($601,500). During the year ended December 31, 2001 and 2000, we capitalized $429,487 and $902,356, respectively, of development costs in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" ("Statement No. 86").

During the year ended December 31, 2001, we incurred general and administrative expenses of $6,013,458. Such costs were incurred primarily for personnel costs ($2,994,600), professional fees ($1,130,000), facilities ($644,700), insurance
($474,700) and communications costs ($180,900). During the year ended December 31, 2000, we incurred general and administrative expenses of $4,868,362. Such costs were incurred primarily for personnel costs ($2,470,600), facilities ($370,200), insurance ($218,800), professional fees ($1,372,900) and communications costs ($102,200). During the year ended December 31, 2001, we incurred sales and marketing expenses of $3,747,551. Such costs were incurred primarily for personnel costs ($1,739,300), marketing consultants ($917,800) and travel ($608,200). During the year ended December 31, 2000, we incurred advertising and marketing expenses of $2,546,621. Such costs were incurred primarily for marketing consultants ($787,500), personnel ($838,400) and travel ($443,100).

During the year ended December 31, 2001, the net noncash charge for stock-based compensation amounted to $1,260,125 compared to a net noncash charge of $471,226 during the year ended December 31, 2000. Such noncash amounts are primarily related to the valuation of stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to
Employees" ("APB No. 25"). Certain employee stock options are subject to the variable plan requirements of APB No. 25, as they were repriced, and therefore, compensation expense is recognized for changes in the fair value of our common stock. Noncash charges for consulting services for the year ended December 31, 2001 and 2000 were $1,202,720 and $1,331,120, respectively, resulting primarily from the amortization of deferred costs associated with the prior issuance of warrants to purchase common stock to various financial, marketing and technical consultants.

Interest income for the year ended December 31, 2001 and 2000 amounted to $512,138 and $849,785, respectively. Such amounts were earned primarily from our investments in highly liquid commercial paper and money fund accounts. During the year ended December 31, 2001 and 2000, interest and other financing costs were $599,379 and $64,885, respectively. During the year ended December 31, 2001, interest and other financing costs were incurred in connection with the $20 million line of credit facility with Hewlett-Packard Company. During the year ended December 31, 2000, interest and other financing costs were primarily related to the partial redemption of our Prepaid Warrants. Foreign exchange losses amounted to $32,751 for the year ended December 31, 2001 compared to $0 for the year ended December 31, 2000.

Basic and diluted loss per share was $2.52 for the year ended December 31, 2001 compared to a basic and diluted loss per share of $1.56 for the year ended December 31, 2000. The weighted average shares outstanding increased to 5,891,244 for the year ended December 31, 2001 from 4,466,836 weighted average shares outstanding for the year ended December 31, 2000.

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

During the six months ended December 31, 2000, we incurred costs of services of $3,013,797. Such costs consisted primarily of information and communication costs ($242,071), personnel costs ($815,906), computer hardware leases and maintenance ($63,874), systems consultants ($1,330,165) and amortization expense relating to capitalized software development costs ($392,100). During the six months ended December 31, 1999, we incurred costs of services of $579,634. Such costs consisted primarily of information and communication costs ($87,300), personnel costs ($137,000) and computer hardware leases and maintenance ($161,300), and amortization expense relating to capitalized software development costs ($120,700). During the six months ended December 31, 2000 and 1999, we capitalized $333,648 and $553,295, respectively, of development costs in accordance with Statement No. 86. Product development costs consisted primarily of the amortization of capitalized software development costs.

During the six months ended December 31, 2000, we incurred general and administrative expenses of $3,188,838 versus $1,083,096 for the six months ended December 31, 1999. During the six months ended December 31, 2000, such costs were incurred primarily for personnel costs ($1,452,100), professional fees ($767,900), facilities ($277,100), insurance ($163,300), and communications costs ($48,300). During the six months ended December 31, 1999, such costs were incurred primarily for personnel costs ($522,800), professional fees ($347,800), facilities ($97,100), insurance ($30,200), and communications costs ($33,800). During the six months ended December 31, 2000, we incurred sales and marketing expenses of $1,825,585 versus $219,878 for the six months ended December 31, 1999. During the six months ended December 31, 2000, such costs were incurred primarily for personnel costs ($626,800), marketing consultants ($549,300), and travel ($319,100). During the six months ended December 31, 1999, such costs were incurred primarily for personnel costs ($60,500), marketing consultants ($52,400), and travel ($51,300).

During the six months ended December 31, 2000, noncash stock-based compensation amounted to income of $8,164,779 compared to an expense of $21,635,019 during the six months ended December 31, 1999. Such noncash amounts are primarily related to the valuation of stock-based compensation in accordance with APB No.
25. Certain employee stock options are subject to the variable plan requirements of APB No. 25, as they were repriced, and therefore, compensation expense is recognized for changes in the fair value of our common stock. Noncash charges for professional fees for the six months ended December 31, 2000 and 1999 were $643,710 and $682,510, respectively, resulting primarily from the amortization of deferred costs associated with the prior issuance of warrants to purchase common stock to various financial, marketing and technical consultants. The value of substantially all of such common stock purchase warrants has been recorded in accordance with the Black-Scholes pricing methodology.

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

During  the  year  ended  June 30,  2000,  we  incurred  costs  of  services  of
$1,337,090. Such costs consisted primarily of information and communication costs ($182,000), personnel costs ($260,900), computer hardware leases and maintenance ($356,000), systems consultants ($104,400) and the amortization of capitalized software development costs ($330,100). During the year ended June 30, 1999, we incurred costs of services of $1,185,929. Such costs consisted primarily of information and communication costs ($267,600), personnel costs ($288,400), computer hardware leases and maintenance ($339,400), systems consultants ($97,300) and the amortization of capitalized software development costs ($127,100). During the years ended June 30, 2000 and 1999, we capitalized $1,122,000 and $765,000, respectively, of development costs in accordance with Statement No. 86.

During the year ended June 30, 2000, we incurred general and administrative expenses of $3,057,491 versus $2,285,662 for the year ended June 30, 1999. During the year ended June 30, 2000, such costs were incurred primarily for personnel costs ($1,541,300), professional fees ($952,800), facilities ($190,300), insurance ($85,700), and communications costs ($87,700). During the year ended June 30, 1999, such costs were incurred primarily for personnel costs ($676,800), professional fees ($837,400), facilities ($204,200), and communications costs ($69,500). During the year ended June 30, 2000, we incurred sales and marketing expenses of $940,914 versus $410,337 for the year ended June 30, 1999. During the year ended June 30, 2000, such costs were incurred primarily for personnel costs ($272,100), marketing consultants ($290,600), and travel ($175,300). During the year ended June 30, 1999, such costs were incurred primarily for personnel costs ($147,200), marketing consultants ($121,500), and travel ($82,100).

During the year ended June 30, 2000, noncash charges for stock-based compensation amounted to $30,271,000 compared to $1,312,000 during the year ended June 30, 1999. Such noncash charges in 2000 were primarily related to personnel costs ($28,991,100) resulting from the valuation of stock-based compensation in accordance with APB No. 25. Certain employee stock options are subject to the variable plan requirements of APB No. 25, as they were repriced, and therefore, compensation expense is recognized for changes in the fair value of our common stock. During 1999, such costs were approximately $18,000. Noncash charges for professional fees for the years ended June 30, 2000 and 1999 were $1,279,900 and $1,294,000, respectively, resulting from the issuance of warrants to purchase common stock to various financial, marketing and technical consultants. The value of substantially all of such common stock purchase warrants has been recorded in accordance with the Black-Scholes pricing methodology.

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

Basic and diluted loss per share was $11.42 per share for year ended June 30, 2000 versus $6.44 per share for the year ended June 30, 1999. Our net loss increased $23,869,433 while our weighted average shares of common stock outstanding in 2000 increased by 1,607,328 shares.

CAPITAL RESOURCES AND LIQUIDITY

In June 1999, SmartServ and Data Transmission Network Corporation entered into a License Agreement that amended their previous agreement. In consideration of the receipt of $5.175 million, we granted Data Transmission Network Corporation an exclusive perpetual worldwide license to our Internet-based (1) real-time stock quote product, (2) online trading vehicle for customers of small and medium sized brokerage companies, (3) administrative reporting package for brokers of small and medium sized brokerage companies and (4) order entry/routing system. Additionally, we received $324,000 in exchange for an agreement to issue warrants to purchase 300,000 shares of our common stock at an exercise price of $8.60 per share. In November 2000, we amended the License Agreement to provide that in consideration for a copy of the application source code, Data Transmission Network Corporation returned both the domestic and international marketing rights of the software applications to SmartServ. As part of our strategy for providing information and transaction capabilities with device independence, SmartServ is marketing these applications in both wireline and wireless platforms in conjunction with strategic marketing partners worldwide. Pursuant to this amendment, SmartServ provided operational support to Data Transmission Network Corporation through August 2001. Revenues earned by SmartServ pursuant to this amendment were $83,000 per month through August 2001.

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

In May 2000, we entered into a Business Alliance Agreement with Hewlett-Packard Company whereby the companies agreed to jointly market their respective products and services and to work on the build-out of SmartServ's domestic and international infrastructure. In furtherance of these objectives Hewlett-Packard provided us with a line of credit of up to $20,000,000 for the acquisition of approved hardware, software and services. As of September 28, 2001, the expiration date of the facility, Hewlett-Packard Company had advanced us
$6,723,156 thereunder. The debt is evidenced by a secured note, bearing an interest rate of 11%, with a three year maturity and may be converted into our common stock at $33.56 per share.

During the period January 1, 2000 through December 31, 2001, we issued 1,659,723 shares of common stock to investors upon the exercise of warrants to purchase such shares. Proceeds from the exercise of these warrants were $3,257,700.

At December 31, 2001, we have 1,725,000 public warrants (SSOLW) and 300,000 warrants with terms identical to the public warrants outstanding. In February 2002, the Company's Board of Directors modified the terms of, and extended such warrants which were due to expire on March 20, 2002. These warrants which had an exercise formula requiring the surrender of 1.933 warrants and the payment of $7.731 for each share of common stock were modified to provide for the surrender of 2.5 warrants and the payment of $10.50 for each share of common stock. The modified warrants will expire on March 20, 2003 and are redeemable by

 SmartServ on not less than 30 days written notice at the redemption price of $0.10 per warrant, provided the average closing bid quotation of the common stock as reported on the Nasdaq Stock Market has been at least 187.5% ($19.69) of the current exercise price of the warrants for a period of 20 consecutive trading days ending on the third day prior to the date on which we give notice of redemption. Proceeds from the exercise of the warrants by the holders thereof would provide us with approximately $8,500,000.

Delays in the build-out of carrier data networks and the unavailability of data-enabled wireless devices have caused the market for SmartServ's data and transaction services to be virtually non-existent until now. Such delays have resulted in the Company's inability to implement its business plan and related marketing strategies. Consequently, the Company is in need of additional capital to compensate for such delays and their impact on the Company's inability to generate revenues. The Company has engaged investment bankers to assist it with the sale of equity to private investors that understand the wireless industry and the current state of the technology; however, no assurance can be given that the Company will be able to raise additional capital on satisfactory terms.

The Company's financial statements for the year ended December 31, 2001 have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss of $14,819,860 for the year ended December 31, 2001, and net losses of $30,993,559 and $7,124,126 for the years ended June 30, 2000 and 1999, respectively. Additionally, it had an accumulated deficit of $64,821,833 at December 31, 2001. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

As carriers, such as Verizon, AT&T Wireless and Cingular, complete the build-out of data networks (a process that is currently underway), management believes that the demand for the Company's products will increase from the enterprise customer, as well as the retail customers of the carriers themselves. Management also believes that the combination of additional capital and the successful execution of its business plan will generate sufficient revenues and cash flow from operations to enable the Company to meet its operating requirements. No assurance can be given that such goals will be obtained or that any expected revenues or cash flows will be achieved.

SUMMARY OF CRITICAL ACCOUNTING POLICIES

The preparation of the consolidated financial statements, in conformity with accounting principles generally accepted in the United States, requires that management make critical decisions regarding accounting policies and judgments concerning their application. Materially different amounts could be reported under different circumstances and conditions.

Capitalized Software Development Costs
--------------------------------------
In connection with certain contracts entered into between SmartServ and its customers, as well as other development projects, the Company capitalizes costs related to certain product enhancements and application development. The determination of related estimated useful lives and whether or not these assets are impaired involves significant judgments. Changes in strategy and/or market conditions could significantly impact these judgments and require adjustments to recorded asset balances.

RECENT ACCOUNTING PRONOUNCEMENTS

Effective  January 1,  2002,  the  Company  will adopt  Statement  of  Financial
Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("Statement 144"), which provides a single accounting model for measuring impairment of long-lived assets and the disposal of such assets. Provisions outlined in Statement 144 supersede SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for
Long-Lived  Assets to Be  Disposed  Of" and  certain  provisions  of  Accounting
Principles Board Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". The Company does not believe that adoption of this Statement will have a material effect on its results of operations, financial position or cash flows.

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

ITEM 7. FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----

Report of Independent Auditors                                               23

Consolidated Balance Sheets as of December 31, 2001
   and 2000 and June 30, 2000                                                24

Consolidated Statements of Operations for the year ended
   December 31, 2001, the six months ended December 31, 2000
   and for the years ended June 30, 2000 and 1999                            26

Consolidated Statement of Stockholders' Equity (Deficiency)
   for the year ended December 31, 2001, the six months ended
   December 31, 2000 and for the years ended June 30, 2000 and 1999          27

Consolidated Statements of Cash Flows for the year ended
   December 31, 2001, for the six months ended December 31, 2000
   and for the years ended June 30, 2000 and 1999                            30

Notes to Consolidated Financial Statements                                   31

                         REPORT OF INDEPENDENT AUDITORS


Stockholders and Board of Directors
SmartServ Online, Inc.

We have audited the accompanying consolidated balance sheets of SmartServ Online, Inc. as of December 31, 2001 and 2000 and June 30, 2000, and the related consolidated statements of operations, stockholders' equity (deficiency), and cash flows for the year ended December 31, 2001, the six months ended December 31, 2000, and the years ended June 30, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SmartServ Online, Inc. at December 31, 2001 and 2000 and June 30, 2000, and the consolidated results of its operations and its cash flows for the year ended December 31, 2001, the six months ended December 31, 2000, and the years ended June 30, 2000 and 1999, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that SmartServ Online, Inc. will continue as a going concern. As more fully described in Note 1, the Company has incurred recurring operating losses which raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.


/S/ ERNST & YOUNG LLP

New York, New York
March 4, 2002

                             SMARTSERV ONLINE, INC.

                           CONSOLIDATED BALANCE SHEETS


                                                               DECEMBER 31            JUNE 30
                                                        -------------------------   -----------
                                                            2001         2000           2000
                                                        -----------   -----------   -----------
ASSETS
Current assets
   Cash and cash equivalents                            $ 6,532,323   $19,172,118   $24,016,345
   Accounts receivable                                       40,798       149,016       236,498
   Prepaid expenses                                         531,028       294,809       213,956
                                                        -----------   -----------   -----------
Total current assets                                      7,104,149    19,615,943    24,466,799

Property and equipment, net                               3,408,776     2,658,808       687,439

Other assets
  Capitalized software development costs, net of
    accumulated amortization of $268,619 and $804,345
    at December 31, 2001 and 2000, and $412,236 at
    June 30, 2000                                           973,594     1,416,751     1,475,212
  Security deposits                                         474,545       200,374        73,374
  Note receivable from officer                              500,000            --            --
  Deferred financing costs                                       --       150,000            --
                                                        -----------   -----------   -----------
                                                          1,948,139     1,767,125     1,548,586
                                                        -----------   -----------   -----------

Total Assets                                            $12,461,064   $24,041,876   $26,702,824
                                                        ===========   ===========   ===========

See accompanying notes.


                             SMARTSERV ONLINE, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                               DECEMBER 31               JUNE 30
                                                      ----------------------------    ------------
                                                           2001           2000             2000
                                                      ------------    ------------    ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable                                    $  1,329,105    $  1,880,399    $  1,482,019
  Accrued liabilities                                      695,134       1,357,270       1,097,289
                                                      ------------    ------------    ------------
Total current liabilities                                2,024,239       3,237,669       2,579,308

Deferred revenues                                               --       2,576,981       4,141,579

Note payable                                             6,723,156       1,446,256              --

Commitments and Contingencies - Note 11

STOCKHOLDERS' EQUITY
Preferred stock - $0.01 par value
  Authorized - 1,000,000 shares
  Issued and outstanding - None                                 --              --              --
Common Stock - $0.01 par value
  Authorized - 40,000,000 shares
  Issued and outstanding - 6,263,783 shares at
    December 31, 2001, 5,973,140 shares at December
    31, 2000, and 5,576,894 shares at June 30, 2000         62,638          59,731          55,768
Additional paid-in capital                              69,680,059      69,116,627      75,842,858
Notes receivable from officers                            (666,841)       (666,841)       (666,841)
Unearned compensation                                     (540,354)     (1,726,574)     (2,310,284)
Accumulated deficit                                    (64,821,833)    (50,001,973)    (52,939,564)
                                                      ------------    ------------    ------------
Total stockholders' equity                               3,713,669      16,780,970      19,981,937
                                                      ------------    ------------    ------------

Total Liabilities and Stockholders' Equity            $ 12,461,064    $ 24,041,876    $ 26,702,824
                                                      ============    ============    ============


See accompanying notes.

                             SMARTSERV ONLINE, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                         YEAR ENDED     SIX MONTHS
                                         DECEMBER 31       ENDED
                                         -----------    DECEMBER 31          YEAR ENDED JUNE 30
                                            2001            2000            2000            1999
                                        ------------    ------------    ------------    ------------
Revenues                                $  3,297,806    $  2,232,476    $  3,696,133    $  1,443,781
                                        ------------    ------------    ------------    ------------

Costs and expenses
  Cost of services                        (6,976,540)     (3,013,797)     (1,337,090)     (1,185,929)
  Sales and marketing expenses            (3,747,551)     (1,825,585)       (940,914)       (410,337)
  General and administrative expenses     (6,013,458)     (3,188,838)     (3,057,491)     (2,285,662)
  Stock-based compensation                (1,260,125)      8,164,779     (30,271,024)     (1,312,324)
                                        ------------    ------------    ------------    ------------

Total costs and expenses                 (17,997,674)        136,559     (35,606,519)     (5,194,252)
                                        ------------    ------------    ------------    ------------

Income (loss) from operations            (14,699,868)      2,369,035     (31,910,386)     (3,750,471)
                                        ------------    ------------    ------------    ------------

Other income (expense):
  Interest income                            512,138         621,416         241,402           4,767
  Interest expense                          (449,379)         (2,860)         (2,275)       (167,839)
  Debt origination and other
   financing costs                          (150,000)        (50,000)        677,700      (3,210,583)
  Foreign exchange loss                      (32,751)             --              --              --
                                        ------------    ------------    ------------    ------------

                                            (119,992)        568,556         916,827      (3,373,655)
                                        ------------    ------------    ------------    ------------

Net income (loss)                       $(14,819,860)   $  2,937,591    $(30,993,559)   $ (7,124,126)
                                        ============    ============    ============    ============

Basic earnings (loss) per share         $      (2.52)   $       0.54    $     (11.42)   $      (6.44)
                                        ============    ============    ============    ============

Diluted earnings (loss) per share       $      (2.52)   $       0.34    $     (11.42)   $      (6.44)
                                        ============    ============    ============    ============

Weighted average shares outstanding -
 basic                                     5,891,244       5,433,577       2,712,931       1,105,603
                                        ============    ============    ============    ============

Weighted average shares outstanding -
 diluted
                                           5,891,244       8,697,917       2,712,931       1,105,603
                                        ============    ============    ============    ============


See accompanying notes.

                             SMARTSERV ONLINE, INC.

           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)


                                       COMMON STOCK                        NOTES
                                  -----------------------    COMMON       RECEIVABLE      ADDITIONAL
                                            PAR        STOCK          FROM        PAID-IN        UNEARNED        ACCUMULATED
                                  SHARES   VALUE     SUBSCRIBED     OFFICERS      CAPITAL      COMPENSATION        DEFICIT
                                  ---------------------------------------------------------------------------------------------
Balances at July 1, 1998          836,227  $ 8,362   $       --   $        --    $ 18,184,580   $ (4,617,924)  $(14,821,879)

Conversion of 276.67 Prepaid
  Common Stock Purchase
  Warrants into Common Stock      178,560    1,786           --            --          (1,786)            --             --

Issuance of Common Stock to
  Prepaid Warrant holders for
  amending certain terms of the
  Prepaid Warrants                 60,000      600           --            --         146,713             --             --

Issuance of warrants to purchase
  Common Stock in connection
  with prepayments made by a
  marketing partner                    --       --           --            --           6,300             --             --

Issuance of warrants to purchase
  Common Stock in connection
  with the issuance of 8%
  convertible notes                    --       --           --            --       1,573,000             --             --

Beneficial conversion feature of
  8% convertible notes                 --       --           --            --         550,000             --             --

Issuance of Common Stock and
  warrants to purchase Common
  Stock in partial settlement
  of litigation                   125,000    1,250           --            --         144,500             --             --

Amortization of unearned
  compensation                         --       --           --            --              --      1,165,020             --

Common Stock subscriptions and
  notes receivable in connection
  with officers' employment
  agreements                           --       --    1,812,554    (1,812,554)             --             --             --

Issuance of warrants to purchase
  Common Stock as
  compensation for services            --       --           --            --          59,000             --             --

Redemption of Prepaid Common
  Stock Purchase Warrants              --       --           --            --        (325,000)            --             --

Issuance of warrants to purchase
  Common Stock in connection
  with a licensing agreement           --       --           --            --         324,000             --             --

Change in market value of
  employee stock options               --       --           --            --          18,304             --             --

Net loss for the year                  --       --           --            --              --             --     (7,124,126)
                                ------------------------------------------------------------------------------ -----------------

Balance at June 30, 1999        1,199,787  $11,998   $1,812,554   $(1,812,554)   $ 20,679,611   $ (3,452,904)  $(21,946,005)
                                ------------------------------------------------------------------------------ -----------------

See accompanying notes.

                             SMARTSERV ONLINE, INC.

           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                   (Continued)


                                      COMMON STOCK                          NOTES
                                 -----------------------      COMMON      RECEIVABLE    ADDITIONAL
                                                   PAR         STOCK         FROM        PAID-IN         UNEARNED       ACCUMULATED
                                     SHARES       VALUE     SUBSCRIBED     OFFICERS      CAPITAL       COMPENSATION      DEFICIT
                                 ---------------------------------------------------------------------------------   ---------------
Balance at June 30, 1999           1,199,787   $ 11,998   $ 1,812,554   $(1,812,554)   $ 20,679,611  $ (3,452,904)     $(21,946,005)

Issuance of Common Stock in
 settlement of obligations to
 a Prepaid Warrant holder            180,000      1,800            --            --         266,895            --                --

Issuance of Common Stock upon
  exercise of employee stock
  options                             47,808        478            --            --          80,290            --                --

Issuance of warrants to purchase
 334,000 shares of Common
 Stock for various consulting
 services                                 --         --            --            --         137,300       (77,400)               --

Conversion of 1,357 Prepaid
 Common Stock Purchase
 Warrants into Common Stock          810,785      8,107            --            --          (8,107)           --                --

Issuance of Common Stock in
 connection with Officers'
 Restricted Stock Purchase
 and Employment Agreements         1,103,137     11,031    (1,812,554)    1,145,713       3,997,821            --                --

Issuance of Common Stock upon
 exercise of warrants to
 purchase Common Stock             1,548,842     15,489            --            --       3,465,006            --                --

Amortization of unearned
 compensation                             --         --            --            --              --     1,220,020                --

Issuance of Common Stock and
 warrants to purchase 18,640
 shares of Common Stock in
 connection with private
 placements, net of direct
 costs of $1,073,900                 686,535      6,865            --            --      21,414,438            --                --

Change in market value of
 employee stock options and
 stock subscriptions                      --         --            --            --      25,809,604            --                --

Net loss for the year                     --         --            --            --              --            --       (30,993,559)
                                 -----------   --------   -----------   -----------    ------------  ------------      ------------

Balance at June 30, 2000           5,576,894   $ 55,768   $        --   $  (666,841)   $ 75,842,858  $ (2,310,284)     $(52,939,564)
                                 -----------   --------   -----------   -----------    ------------  ------------      ------------


See accompanying notes.

                             SMARTSERV ONLINE, INC.

           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                   (Continued)

                                          COMMON STOCK                    NOTES
                                    --------------------     COMMON     RECEIVABLE    ADDITIONAL
                                                 PAR         STOCK         FROM        PAID-IN       UNEARNED      ACCUMULATED
                                     SHARES     VALUE      SUBSCRIBED    OFFICERS      CAPITAL     COMPENSATION      DEFICIT
                                    ---------------------------------------------------------------------------- --------------
Balance at June 30, 2000            5,576,894  $  55,768   $     --   $  (666,841)  $ 75,842,858   $ (2,310,284)  $(52,939,564)

Amortization of unearned
  compensation                             --         --         --            --             --        643,710             --

Issuance of Common Stock upon
  exercise of warrants to
  purchase Common Stock               337,946      3,380         --            --      1,984,414             --             --

Issuance of warrants to purchase
  50,000 shares of Common
  Stock for consulting services            --         --         --            --         60,000        (60,000)            --

Change in market value of
  employee stock options                   --         --         --            --     (8,808,489)            --             --

Issuance of Common Stock upon
  exercise of employee                                                                                                      --
  stock options                        36,871        369         --            --         38,058             --

Conversion of 30 Prepaid
  Common Stock Purchase                                                                                                     --
  Warrants into Common Stock           21,429        214         --            --           (214)            --

Net income for the period                  --         --         --            --             --             --      2,937,591
                                    ---------  ---------   --------   -----------   ------------   ------------    ------------

Balance at December 31, 2000        5,973,140     59,731         --      (666,841)    69,116,627     (1,726,574)   (50,001,973)

Issuance of Common Stock upon
  exercise of employee stock
  options                              65,142        651         --            --         66,783             --             --

Conversion of 151 Prepaid
  Common Stock Purchase
  Warrants into Common Stock          107,858      1,079         --            --         (1,079)            --             --

Issuance of warrants to purchase
  Common Stock as
  compensation for services                --         --         --            --         16,500             --             --

Issuance of Common Stock upon
  exercise of warrants                117,643      1,177         --            --        423,823             --             --

Amortization of unearned
  compensation over the terms of
  consulting agreement                     --         --         --            --             --      1,186,220             --

Change in market value of
  employee stock options                   --         --         --            --         57,405             --             --

Net loss for the year                      --         --         --            --             --             --    (14,819,860)
                                    ---------  ---------   --------   -----------   ------------   ------------    ------------

Balances at December 31, 2001       6,263,783  $  62,638   $     --   $  (666,841)  $ 69,680,059   $   (540,354)  $(64,821,833)
                                    =========  =========   ========   ===========   ============   ============    ============


See accompanying notes.

                             SMARTSERV ONLINE, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                 SIX MONTHS
                                                                  YEAR ENDED       ENDED
                                                                  DECEMBER 31    DECEMBER 31          YEAR ENDED JUNE 30
                                                                 -------------   ------------    -----------------------------
                                                                     2001            2000             2000            1999
                                                                 -------------   ------------    ------------    -------------
OPERATING ACTIVITIES
Net income (loss)                                                $(14,819,860)   $  2,937,591    $(30,993,559)   $ (7,124,126)
Adjustments  to reconcile  net income  (loss) to net
 cash provided by (used for) operating activities:
      Depreciation and amortization                                 2,429,486         703,541         560,472         278,646
      Provision for losses on receivables                                  --          24,133              --              --
      Noncash debt origination and other
        financing costs                                               150,000          50,000        (717,670)      2,606,332
      Noncash compensation costs                                       57,405      (8,808,489)     28,991,104          18,304
      Noncash consulting services                                   1,202,720         643,710       1,279,920       1,349,020
      Amortization of unearned revenues                            (2,576,981)     (1,564,598)     (1,656,632)     (1,112,138)
      Changes in operating assets and
      liabilities:
        Accounts receivable                                           108,218          63,349         111,780        (237,227)
        Prepaid expenses                                             (236,219)        (80,853)       (163,806)        (44,547)
        Accounts payable and accrued
          liabilities                                               1,452,653       1,220,564       1,057,632         817,399
        Deferred revenues                                                  --              --              --       6,121,776
        Security deposits                                            (274,171)       (127,000)          1,460          (4,397)
                                                                 ------------    ------------    ------------    ------------
Net cash provided by (used for) operating
  activities                                                      (12,506,749)     (4,938,052)     (1,529,299)      2,669,042
                                                                 ------------    ------------    ------------    ------------

INVESTING ACTIVITIES
Capitalization of software development costs                         (429,487)       (333,648)     (1,122,003)       (765,445)
Purchase of equipment                                                (558,366)     (1,398,748)       (419,335)        (84,449)
Note receivable from officer                                         (500,000)             --              --              --
                                                                 ------------    ------------    ------------    ------------
Net cash used for investing activities                             (1,487,853)     (1,732,396)     (1,541,338)       (849,894)
                                                                 ------------    ------------    ------------    ------------

FINANCING ACTIVITIES
Proceeds from the issuance of warrants                                     --              --          24,746         324,000
Proceeds from the issuance of common stock                            492,434       2,026,221      26,031,723              --
Proceeds from the issuance of common stock to
  officers                                                                 --              --           9,012              --
Proceeds from the issuance of notes                                   862,373              --              --         478,500
Repayment of notes                                                         --              --              --        (691,794)
Repayment of capital lease obligation                                      --              --         (70,147)        (83,528)
Proceeds of advances from DTN                                              --              --              --       2,058,300
Repayment of advances from DTN                                             --              --              --      (2,058,300)
Costs of issuing debt                                                      --        (200,000)             --              --
Costs of issuing securities                                                --              --      (1,073,903)        (35,000)
                                                                 ------------    ------------    ------------    ------------
Net cash provided by (used for) financing
  activities                                                        1,354,807       1,826,221      24,921,431          (7,822)
                                                                 ------------    ------------    ------------    ------------

Increase (decrease) in cash and cash equivalents                  (12,639,795)     (4,844,227)     21,850,794       1,811,326
Cash and cash equivalents - beginning of period                    19,172,118      24,016,345       2,165,551         354,225
                                                                 ------------    ------------    ------------    ------------
Cash and cash equivalents - end of period                        $  6,532,323    $ 19,172,118    $ 24,016,345    $  2,165,551
                                                                 ============    ============    ============    ============


See accompanying notes.

                             SMARTSERV ONLINE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   NATURE OF BUSINESS

SmartServ Online, Inc. commenced operations on August 20, 1993. We provide Web and wireless applications and infrastructure that allow financial institutions, network service providers and other businesses to deliver content and transaction-intensive services to their work forces and customers - via virtually any wired or data-enabled wireless device. SmartServ's products include content, transaction processing and alert engines, proprietary W2W MiddlewareTM that optimizes content delivery to a full array of present and future devices, and a suite of applications designed to enable businesses and their customers to exploit the benefits of wireless data exchange and transactional capability. Our products facilitate stock trading and other m-commerce transactions, as well as the dissemination of real-time stock quotes, business and financial news, sports information, national weather reports and other business and entertainment information in a user-friendly manner.

Our plan of operation focuses on the business-to-business strategy of marketing our services in partnership with those companies that have an economic incentive to provide our information and transaction services to their customers. We continue to focus on two primary areas: telecommunications and financial services. For the telecommunications sector, SmartServ provides a suite of solutions to help the wireless carriers, handset manufactures and Internet service providers rapidly expand the delivery of products and services to their customers. The Company's platform supports an array of features and transaction-enabling applications designed to drive service usage and network revenues. For the financial services sector, SmartServ seeks to expand its customer base among both institutional and retail financial services enterprises by leveraging its transaction routing engine and W2W MiddlewareTM with a suite of applications designed to meet the rigorous demands of the financial community. Management believes that SmartServ's primary source of revenues will be derived from consumers who purchase the services through these strategic marketing partners.

Delays in the build-out of carrier data networks and the unavailability of data-enabled wireless devices have caused the market for SmartServ's data and transaction services to be virtually non-existent until now. Such delays have resulted in the Company's inability to implement its business plan and related marketing strategies. Consequently, the Company is in need of additional capital to compensate for such delays and their impact on the Company's inability to generate revenues. The Company has engaged investment bankers to assist it with the sale of equity to private investors that understand the wireless industry and the current state of the technology.

The Company's financial statements for the year ended December 31, 2001 have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred net losses of $14,819,860 for the year ended December 31, 2001, and net losses of $30,993,559 and $7,124,126 for the years ended June 30, 2000 and 1999, respectively. Additionally, it had an accumulated deficit of $64,821,833 at December 31, 2001. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

As carriers, such as Verizon, AT&T Wireless and Cingular, complete the build-out of data networks (a process that is currently underway), management believes that the demand for the Company's services will increase from the enterprise customer, as well as the retail customers of the carriers themselves. Notwithstanding the execution of several contracts in the latter part of 2001 and the continual discussions with potential strategic partners about future relationships, the Company's ability to generate revenues and working capital may not be sufficient to meet management's objectives as presently structured. Additionally, increasing competition in the market for the Company's services could materially and adversely affect the Company's results of operations through price reductions and loss of potential market share. Management recognizes that the Company must generate additional revenues, raise additional capital, consider modifications to its sales and marketing program or institute cost reductions to allow it to continue to operate with available cash resources. There is no assurance that the Company will generate future revenues or cash flow from operations, raise additional capital, or that the Company's products and services will continue to be accepted in the marketplace.

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

PRINCIPLES OF CONSOLIDATION
---------------------------
The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. Significant intercompany accounts and transactions have been eliminated in consolidation.

USE OF ESTIMATES
----------------
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

REVENUE RECOGNITION
-------------------
Revenues are recognized as services are provided. Deferred revenues, resulting from customer prepayments, are recognized as services are provided throughout the term of the agreement with the respective customers. Deferred revenues resulting from our agreement with Data Transmission Network Corporation ("DTN") were amortized over the anticipated future revenue stream, a period of 42 months, commencing June 1, 1999. We amended our agreement with DTN such that, effective September 1, 2000, SmartServ performed maintenance and enhancement services through December 2000 and operational support through August 2001. Therefore, commencing September 1, 2000, deferred revenues were amortized to income on a straight-line basis over the period through August 2001.

EARNINGS PER SHARE
------------------

Basic earnings per share is computed on the weighted average number of common shares outstanding; however, does not include the unvested portion of restricted shares in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share". Diluted earnings per share reflects the increase in the weighted average common shares outstanding that would result from the assumed exercise of outstanding stock options calculated using the treasury stock method when dilutive.

CAPITALIZED SOFTWARE DEVELOPMENT COSTS
--------------------------------------
In connection with certain contracts entered into between SmartServ and its customers, as well as other development projects, we have capitalized costs related to certain product enhancements and application development in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed", effective July 1, 1998.

On an ongoing basis, SmartServ reviews the future recoverability of its capitalized software development costs for impairment or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. When such events or changes in circumstances do occur, we recognize an impairment loss if the undiscounted future cash flows expected to be generated by the asset are less than its carrying value. The impairment loss reduces the asset to its fair value.

FAIR VALUE OF FINANCIAL INSTRUMENTS
-----------------------------------
The carrying amounts of our financial instruments approximate fair value due to their terms and maturities.

SUPPLEMENTAL CASH FLOW DATA
---------------------------
We consider all highly liquid investments with a maturity date of three months or less when purchased to be cash equivalents.

During the year ended December 31, 2001, the Company satisfied an obligation to Hewlett-Packard Company ("HP") for the purchase of fixed assets and consulting services of $2,922,903 and $1,491,624, respectively, by issuing HP a note in the amount of $4,414,527. In December 2000, the Company satisfied an obligation to HP for the purchase of fixed assets and consulting services of $884,053 and $562,203, respectively, by issuing HP a note in the amount of $1,446,256. These transactions are considered non-cash transactions for the purposes of the Statement of Cash Flows.

Interest, debt origination and other financing costs paid during the year ended December 31, 2001 were $261,750. Such amounts paid during the six month period ended December 31, 2000 and the years ended June 30, 2000 and 1999 were $202,860, $2,275, and $101,974, respectively.

CONCENTRATION OF CREDIT RISK
----------------------------
Financial instruments that potentially subject SmartServ to concentrations of credit risk consist primarily of its commercial paper investments and accounts receivable. It is management's policy to invest in only those companies with a AAA credit rating; therefore, our commercial paper investments are short-term and highly liquid. At December 31, 2001, accounts receivable consist principally of amounts due from financial services companies. We perform periodic credit evaluations of our customers and, if applicable, provide for credit losses in the financial statements.

PROPERTY AND EQUIPMENT
----------------------
Property and equipment are stated at cost. Equipment purchased under a capital lease is recorded at the present value of the future minimum lease payments at the date of acquisition. Depreciation is computed using the straight-line method over estimated useful lives of three to ten years.

ADVERTISING COSTS
-----------------
Advertising costs are expensed as incurred and were approximately $85,300 for the year ended December 31, 2001. Such costs were approximately $54,000, $91,700 and $20,500 in the six month period ended December 31, 2000 and the fiscal years ended June 30, 2000 and 1999, respectively.

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

FOREIGN CURRENCY TRANSLATION
----------------------------
The financial statements of foreign subsidiaries have been translated into U.S. dollars in accordance with FASB Statement No. 52, Foreign Currency Translation. All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Income statement amounts have been translated using the average rate for the year. The gains and losses resulting from the changes in exchange rates from year to year have been reported in other comprehensive income.

RECLASSIFICATIONS
-----------------
Certain amounts reported in the financial statements for the six month period ended December 31, 2000 and the years ended June 30, 2000 and 1999 have been reclassified to conform to the 2001 presentation.

RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------
In December 1999, the SEC staff released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides interpretive guidance on the recognition, presentation and disclosure of revenue in the financial statements. The adoption of SAB 101 did not have a material effect on our financial results.

Effective  January 1,  2002,  the  Company  will adopt  Statement  of  Financial
Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("Statement 144"), which provides a single accounting model for measuring impairment of long-lived assets and the disposal of such assets. Provisions outlined in Statement 144 supersede SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and certain provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". The Company does not believe that adoption of this Statement will have a material effect on its results of operations, financial position or cash flows.

3.   PROPERTY AND EQUIPMENT

Property and equipment consist of the following:


                                                                        DECEMBER 31
                                                                --------------------------      JUNE 30
                                                                    2001         2000             2000
                                                                ------------   -----------    -----------
Data processing equipment                                       $ 5,033,498    $ 3,221,833    $ 1,109,828
Data processing equipment purchased under a capital
 lease                                                              246,211        246,211        246,211
Office furniture and equipment                                      151,263        172,452         81,140
Display equipment                                                    71,335         71,335          9,635
Leasehold improvements                                               55,570         54,462         36,678
                                                                -----------    -----------    -----------

                                                                  5,557,877      3,766,293      1,483,492
Accumulated depreciation, including $229,797,
 $180,555, and $155,933 for equipment purchased
 under a capital lease                                           (2,149,101)    (1,107,485)      (796,053)
                                                                -----------    -----------    -----------
                                                                $ 3,408,776    $ 2,658,808    $   687,439
                                                                ===========    ===========    ===========


4.   NOTE RECEIVABLE FROM OFFICER

The Company's Board of Directors authorized the issuance of a line of credit to Sebastian Cassetta, SmartServ's Chief Executive Officer, for an amount not to exceed $500,000. Such amount bears interest at the prime rate and matures on March 20, 2004. Interest for the period January 2, 2001 to June 30, 2002 shall accrue and be payable at maturity. Commencing July 1, 2002 until maturity, interest shall be payable semi-annually in arrears on January 1st and July 1st.

5.   NOTE PAYABLE

In May 2000, we entered into a Business Alliance Agreement with HP whereby the companies agreed to jointly market their respective products and services, and to work on the build-out of SmartServ's domestic and international infrastructure. In furtherance of these objectives HP provided us with a line of credit of up to $20,000,000 for the acquisition of approved hardware, software and services. As of September 28, 2001, the expiration date of the facility, SmartServ had borrowed $6,723,156. The debt is evidenced by a note, bearing an interest rate of 11%, secured by the Company's assets, exclusive of its internally developed software products, with a three year maturity and may be converted into our common stock at $33.56 per share.

6.   EQUITY TRANSACTIONS

In October 1999, our Board of Directors authorized the repricing of the restricted shares granted to Sebastian E. Cassetta, Chairman and Chief Executive Officer, and Mario F. Rossi, Executive Vice President of Technology, to $0.75 per share, the fair value of the shares at that date. Through December 31, 1999, the restricted stock awards were variable plan awards pursuant to APB No. 25 and, accordingly, SmartServ was required to recognize compensation expense for the changes in the market value of its common stock. In conjunction therewith, we have recorded a charge to compensation expense of $15,636,300, as well as a corresponding increase to additional paid-in capital. We have amended our restricted stock purchase agreements with Messrs. Cassetta and Rossi to provide for certain recourse against them in the event of their default on their obligations to us. Accordingly, the restricted stock awards are no longer variable plan awards pursuant to APB No. 25.

The delisting of our common stock from the Nasdaq Small Cap Market in May 1998 caused us to default on certain terms and conditions of the Company's previously issued Prepaid Common Stock Purchase Warrants ("Prepaid Warrants"). Such default obligated SmartServ to pay financial penalties, as well as to redeem the outstanding Prepaid Warrants at a 43% premium. We had been unable to obtain appropriate waivers from holders of $1,994,000 of such Prepaid Warrants. Accordingly, we recorded a charge in the results from operations for the year ended June 30, 1999 for debt origination and other financing costs in the amount of $986,365, representing the potential penalties due such holders. During the year ended June 30, 2000, we reversed $717,000 of such unpaid penalties upon the conversion by the holders of the Prepaid Warrants into SmartServ common stock.

In October 1999, SmartServ entered into a restricted stock agreement with Robert Pearl, Senior Vice President Business Development, providing for the sale to Mr. Pearl of 76,818 shares of common stock at a purchase price of $0.75 per share. SmartServ received cash in the amount of $768 and a 5 year, promissory note in the amount of $56,845. The note is secured by the common stock, bears an interest rate of 7.50% and contains certain recourse provisions in connection with the payment of such interest. The stock purchase agreement provides SmartServ with certain repurchase options and provides Mr. Pearl with a put option in the event of the termination of his employment without cause.

In October 1999, we entered into an agreement for consulting services. As consideration, we granted this consultant warrants to purchase 100,000 shares of common stock at an exercise price of $2.625 per share and warrants to purchase 100,000 shares of common stock at $3.625 per share. In January 2000, in consideration of $125,000 and the issuance of warrants to purchase 8,000 shares of common stock at $18.375 per share, we extended this agreement for the two-year period commencing October 24, 2000. The warrants expire on October 24, 2004. We have recorded a noncash charge of $62,400 in the year ended June 30, 2000 for the value of the warrants to unearned compensation that is being amortized to income over the term of the agreement. In July 2000, we issued 200,000 shares of our common stock to this consultant upon exercise of warrants to purchase such shares. Proceeds from the exercise were $625,000.

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

In January 2000, we completed an offering of 333,000 shares of our common stock to accredited investors. Gross proceeds from the offering amounted to $4,995,000 or $15.00 per share of common stock. America First Associates Corp. received a commission of $279,600, an unaccountable expense allowance of $25,000 and warrants to purchase 18,640 shares of common stock at $15.00 per share through January 18, 2005 as compensation for services as placement agent for the offering.

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

During the six month period ended December 31, 2000, we issued 337,946 shares of common stock to certain other investors at prices ranging from $2.63 to $14.64 per share upon exercise of warrants to purchase such shares. Net proceeds from the exercise of these warrants were $1,987,800.

In December 2000, holders of 30 of our Prepaid Warrants converted such warrants into 21,429 shares of common stock at an exercise price of $1.40 per share.

During the six month period ended December 31, 2000, we issued 36,871 shares of common stock to employees pursuant to the exercise of employee stock options. The options were exercised at prices ranging from $0.94 to $1.29 per share. Proceeds from the exercise of these options were $38,427.

During the year ended December 31, 2001, 151 Prepaid Warrants were converted into an aggregate of 107,858 shares of our common stock. At December 31, 2001, there were $431,000 of Prepaid Warrants outstanding that are currently convertible into 307,857 shares of common stock.

In April 2001, we issued a warrant to purchase an aggregate of 2,000 shares of common stock to a member of the Company's Advisory Board as partial consideration for services to be provided to SmartServ as a member of such Board. The warrant is exercisable after one year at an exercise price of $9.36 per share, expires on April 15, 2005, and has been recorded in the financial statements based on the Black-Scholes pricing methodology.

During the year ended December 31, 2001, we issued 117,643 shares of common stock to various financial and marketing consultants upon exercise of warrants to purchase such shares. Proceeds from the exercise of these warrants were $425,000.

During the year ended December 31, 2001, we issued 65,142 shares of common stock to employees pursuant to the exercise of employee stock options. The options were exercised at prices ranging from $0.94 to $1.29 per share. Proceeds from the exercise of these options were $67,434.

 At December 31, 2001, we have 1,725,000 public warrants (SSOLW) and 300,000 warrants with terms identical to the public warrants outstanding. In February 2002, the Company's Board of Directors modified the terms of, and extended such warrants which were due to expire on March 20, 2002. These warrants which had an exercise formula requiring the surrender of 1.933 warrants and the payment of $7.731 for each share of common stock were modified to provide for the surrender of 2.5 warrants and the payment of $10.50 for each share of common stock. The modified warrants will expire on March 20, 2003 and are redeemable by SmartServ on not less than 30 days written notice at the redemption price of $0.10 per warrant, provided the average closing bid quotation of the common stock as reported on the Nasdaq Stock Market has been at least 187.5% ($19.69) of the current exercise price of the warrants for a period of 20 consecutive trading days ending on the third day prior to the date on which we give notice of redemption.

At December 31, 2001, there were 4,400,000 shares reserved for issuance upon the exercise of options and warrants to purchase common stock and 200,300 shares reserved for issuance upon the conversion of convertible notes.

7.   STOCK-BASED COMPENSATION

In connection with the grant of certain stock options, warrants and other compensation arrangements, we have recorded charges to earnings that are noncash in nature. Certain of these stock option grants are subject to the variable plan requirements of APB No. 25 that require us to record compensation expense for changes in the fair value of our common stock.

The following table shows the amount of stock-based compensation (charges)/credits that would have been recorded in the categories of the statement of operations had stock-based compensation not been separately stated therein:


                                                                SIX MONTHS
                                                 YEAR ENDED        ENDED
                                                 DECEMBER 31    DECEMBER 31         YEAR ENDED JUNE 30
                                                ------------    ------------    ----------------------------
                                                   2001             2000           2000             1999
                                                ------------    ------------    ------------    ------------
Costs of services                               $    (79,272)   $  2,301,539    $ (2,749,997)   $     (1,724)
Selling, general and administrative expenses      (1,180,853)      5,863,240     (27,521,027)     (1,310,600)
                                                ------------    ------------    ------------    ------------
                                                $ (1,260,125)   $  8,164,779    $(30,271,024)   $ (1,312,324)
                                                ============    ============    ============    ============


As more fully described in Note 13 to the financial statements, stock-based compensation for the year ended December 31, 2001 and for the six months ended December 31, 2000, consisted primarily of the impact of changes in the market value of the Company's common stock on the value of options to purchase common stock issued to employees and the amortization of deferred costs associated with the prior issuance of warrants to purchase common stock to various consultants. During the fiscal year ended June 30, 2000, stock-based compensation consisted primarily of the above, as well as the compensation issues related to the issuance of restricted stock to Messrs. Cassetta and Rossi, as more fully described in Note 6 to the financial statements. During the fiscal year ended June 30, 1999, stock-based compensation consisted primarily of the amortization of deferred costs associated with the prior issuance of warrants to purchase common stock to various consultants.

8.   EARNINGS (LOSS) PER SHARE

The following  table sets forth the  computation  of basic and diluted  earnings
(loss) per share:


                                                                SIX MONTHS
                                                 YEAR ENDED        ENDED
                                                 DECEMBER 31    DECEMBER 31         YEAR ENDED JUNE 30
                                                ------------    ------------    ----------------------------
                                                    2001            2000            2000             1999
                                                ------------    ------------    ------------    ------------
Numerator
  Net earnings (loss)                           $ (14,819,860)  $ 2,937,591     $ (30,993,559)  $ (7,124,126)
                                                =============   ===========     =============   ============

Denominator
  Denominator for basic earnings (loss)
  per share - weighted average
  shares                                            5,891,244     5,433,577         2,712,931      1,105,603

  Dilutive effect of warrants to
  purchase common stock                                    --     2,214,176                --             --

  Dilutive effect of employee stock
  options and restricted shares                            --     1,050,164                --             --
                                                ------------------------------------------------------------
  Denominator for diluted earnings (loss)
  per share                                         5,891,244     8,697,917         2,712,931      1,105,603
                                                ============================================================

Basic earnings (loss) per common
  share                                         $       (2.52)  $      0.54     $      (11.42)    $    (6.44)
                                                ------------------------------------------------------------

Diluted earnings (loss) per common
  share                                         $       (2.52)  $      0.34     $      (11.42)    $    (6.44)
                                                =============   ===========     =============     ==========


Outstanding employee stock options and other warrants to purchase an aggregate of 4,400,000, 518,000, 4,568,000 and 6,563,000 shares of common stock at
December 31, 2001, 2000 and June 30, 2000 and 1999, respectively, were not included in the computation of diluted earnings per share because either the Company reported a loss for the period or their exercise prices were greater than the average market price of the common stock and, therefore would be antidilutive.

9.   INCOME TAXES

At December 31, 2001 and 2000 and June 30, 2000, SmartServ has deferred tax assets as follows:

                                              DECEMBER 31             JUNE 30
                                       -------------------------   ------------
                                           2001         2000           2000
                                       ----------   ------------   ------------
  Capitalized Start-up Costs         $         --   $    198,000   $    371,000
  Net Operating Loss Carryforwards     31,250,000     25,694,000     19,182,000
                                       ----------   ------------   ------------

                                     $ 31,250,000   $ 25,892,000   $ 19,553,000
                                       ==========   ============   ============

In accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," we have established a valuation allowance to fully reserve the future income tax benefit of these deferred tax assets due to uncertainty about their future realization. The valuation allowances were $31,250,000, $25,892,000 and $19,553,000 at December 31, 2001 and 2000 and June
30, 2000, respectively.

At December 31, 2001, we have net operating loss carryforwards for Federal income tax purposes of approximately $78,500,000 which expire in the years 2009 through 2021. As a result of the public issuance of stock by SmartServ on March 21, 1996, and the resultant change in ownership pursuant to Internal Revenue Code Section 382, the utilization of net operating losses incurred to this date may be limited.

10.   LEASES

SmartServ leases office space for its Stamford, Connecticut headquarters under a noncancelable lease. The lease includes escalation clauses for items such as real estate taxes, building operation and maintenance expenses, and electricity usage. We also lease office space in London, Hong Kong and New York City on a month-to-month basis.

Rent expense amounted to approximately $644,700, $266,490, $267,800 and $290,600 for the year ended December 31, 2001, the six month period ended December 31, 2000, and the years ended June 30, 2000 and 1999, respectively.

Minimum future rental payments at December 31, 2001 are as follows:

YEAR ENDING DECEMBER 31
-----------------------

     2002                            $    392,800
     2003                                 475,500
     2004                                 485,900
     2005                                 496,300
     2006                                 506,800
     Thereafter                         2,043,900
                                     -------------

                                     $  4,401,200
                                     =============

11.  COMMITMENTS AND CONTINGENCIES

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

12.  SIGNIFICANT RELATIONSHIPS

In April 1998, we entered into an agreement with Data Transmission Network Corporation whereby Data Transmission Network Corporation purchased the exclusive right to market three of our Internet products: SmartServ Pro, a real time stock quote product; TradeNet, an online trading vehicle for the customers of small and medium sized brokerage companies, and BrokerNet, an administrative reporting package for brokers of small and medium sized brokerage companies. In June 1999, SmartServ and Data Transmission Network Corporation amended the agreement such that in consideration of the receipt of $5.175 million, we granted Data Transmission Network Corporation an exclusive perpetual worldwide license to our Internet-based (i) SmartServ Pro, (ii) TradeNet, (iii) BrokerNet, and (iv) an order entry/routing system. Additionally, we received $324,000 in exchange for an agreement to issue warrants to purchase 300,000 shares of our common stock at an exercise price of $8.60 per share. In November 2000, we amended the License Agreement to provide that in consideration for a copy of the application source code, Data Transmission Network Corporation returned both the domestic and international marketing rights of the software applications to SmartServ. Pursuant to this amendment, SmartServ performed maintenance and enhancement services through December 2000, and provided operational support through August 2001. Revenues received by SmartServ pursuant to this amendment were $83,000 per month through August 2001.

During the year ended December 31, 2001, the six month period ended December 31, 2000 and for the years ended June 30, 2000 and 1999, our relationship with Data Transmission Network Corporation accounted for substantially all of our revenue.

13.  EMPLOYEE STOCK OPTION PLAN

In April 1996, our Board of Directors approved the establishment of an Employee Stock Option Plan ("1996 Plan") authorizing stock option grants to our directors, key employees and consultants. The options are intended to qualify as incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, or as nonqualified stock options. The 1996 Plan provides for the issuance of up to 250,000 of such options at not less than the fair value of the stock on the date of grant. The options are partially exercisable after one year from date of grant and expire on the tenth anniversary of the date of grant.

In January 1999, the Company issued non-qualified options to purchase an aggregate of 50,000 shares of common stock exercisable at $2.35 per share through December 31, 2003 to the members of its Board of Directors as compensation for services.

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

In May 2000, our Board of Directors authorized the establishment of our 2000 Employee Stock Option Plan ("2000 Plan"). In November 2000, our Board of Directors increased the number of shares available for issuance under the 2000 Employee Stock Option Plan by 600,000 to a maximum of 1,350,000. The 2000 Plan provides for the issuance of such options at not less than the fair value of the common stock on the date of grant. The Board of Directors authorized the issuance of 1,061,250 of such options to employees and non-employee directors at exercise prices equal to the fair value on the dates of grant.

In September 2001, the Board of Directors voted to cancel certain outstanding employee options and reissue options to employees at an exercise price not less than the fair value at the date of grant. Officers of the Company were required to surrender 20% of such options to receive the new options. The exercise price of the options reissued to employees was $8.40 per share. In accordance with APB No. 25, the Company is required to record the changes in the fair value of the 141,500 shares underlying such options to reflect the compensatory nature of their issuance.

In November 2000, the Board of Directors granted non-qualified options to purchase 150,000 shares of common stock to Sebastian E. Cassetta and granted non-qualified options to purchase 56,250 shares of common stock to Mario F. Rossi, subject to stockholder approval, which was received at the Annual Meeting of Stockholders held on December 8, 2000. The options are exercisable at $19.00 per share and expire on November 3, 2010.

At December 31, 2001, there were options available for the issuance of 296,000 shares of common stock to employees under the Company's employee stock option plans.

Information concerning stock options for the Company is as follows:


                                                                                  AVERAGE
                                                                                  EXERCISE
                                                         OPTIONS                   PRICE
                                                 ---------------------------------------------------
Balance at June 30, 1998                                 177,567                  $  12.00

    Granted                                              463,858                      1.92
    Exercised                                                 --                        --
    Cancelled                                           (355,524)                     7.26
                                                 ---------------------------------------------------
Balance at June 30, 1999                                 285,901                      1.54

    Granted                                            1,091,000                     31.10
    Exercised                                            (47,810)                     1.69
    Cancelled                                             (6,310)                     1.40
                                                 ---------------------------------------------------
Balance at June 30, 2000                               1,322,781                     25.92

    Granted                                              862,250                     19.48
    Exercised                                            (36,871)                     1.01
    Cancelled                                           (282,326)                    43.19
                                                 ---------------------------------------------------
Balance at December 31, 2000                           1,865,834                     20.82

    Granted                                              513,000                      8.82
    Exercised                                            (65,142)                     1.02
    Cancelled                                           (483,008)                    43.56
                                                 ---------------------------------------------------
Balance at December 31, 2001                           1,830,684                  $  12.16
                                                 ===================================================


The  following  table  summarizes   information  about  employee  stock  options
outstanding as of December 31, 2001.


                                    OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
                      -----------------------------------------------      -------------------------
                                                          AVERAGE
                                          AVERAGE        REMAINING                       AVERAGE
     RANGE OF           NUMBER OF        EXERCISE       CONTRACTUAL        NUMBER OF     EXERCISE
  EXERCISE PRICES        OPTIONS           PRICE        LIFE (YEARS)        OPTIONS       PRICE
---------------------------------------------------------------------      -------------------------
   $0.94 to $2.34        543,184         $  1.16           7.4               475,104     $  1.21
   $7.19 to $8.40        477,500            8.16           9.2                42,450        8.40
  $15.00 to $19.00       715,000           18.66           8.8               308,000       18.87
       $49.50             95,000           49.50           8.4                79,100       49.50
                       ---------                                           ---------

                       1,830,684                                            904,654
                       =========                                           =========


SUPPLEMENTAL AND PRO FORMA DISCLOSURE

Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" ("Statement 123") requires companies to recognize compensation expense based on the respective fair values of the options at the date of grant. Companies that choose not to adopt such rules will continue to apply the existing accounting rules contained in APB No. 25, but are required to disclose the pro forma effects on net income and earnings per share, as if the fair value based method of accounting had been applied.

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

Pertinent assumptions with regard to the determination of fair value of the options and their impact on earnings per share are as follows:


                                                                       SIX MONTHS
                                                        YEAR ENDED        ENDED
                                                        DECEMBER 31    DECEMBER 31    YEAR ENDED JUNE 30
                                                        -----------    -----------   ---------------------
                                                            2001          2000         2000        1999
                                                        -----------    -----------   ---------  ----------
  Weighted average dividend yield for
     options granted                                      0.0%              0.0%        0.0%        0.0%

  Weighted average expected life in years                 3.0               3.0         5.0         5.0

  Weighted average volatility                           101.5%            160.5%      159.1%      147.0%

  Risk-free interest rate                                5.56%             6.18%       5.41%       5.75%

  Weighted average grant date fair value of
     options                                           $14.99            $18.61      $25.07       $1.92


For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. As such, the pro forma net earnings (loss) and earnings (loss) per share are not indicative of future years.

SmartServ's pro forma information is as follows:


                                            YEAR ENDED                        SIX MONTHS ENDED
                                         DECEMBER 31, 2001                    DECEMBER 31, 2000
                                 --------------------------------    -----------------------------------
                                    REPORTED          PROFORMA           REPORTED        PROFORMA
                                 --------------------------------    -----------------------------------
Net income (loss)                   $(14,819,860)   $(19,324,447)        $2,937,591    $(10,166,120)
                                 ================================    ===================================

Basic earnings
  (loss) per share                        $(2.52)    $(3.28)                  $0.54          $(1.87)
                                 ================================    ===================================

Diluted earnings
  (loss) per share                        $(2.52)    $(3.28)                  $0.34          $(1.87)
                                 ================================    ===================================



                                                                 YEAR ENDED JUNE 30
                     ----------------------------------------------------------------------------------------------
                                       2000                                                  1999
                     --------------------------------------------      --------------------------------------------
                        REPORTED               PROFORMA                         REPORTED             PROFORMA
                     --------------------------------------------      --------------------------------------------

Net loss              $(30,993,559)          $(25,249,703)                   $(7,124,126)         $(7,308,036)
                     ============================================      ============================================

Basic loss per
  share                 $(11.42)               $(9.31)                          $(6.44)             $(6.61)
                     ============================================      ============================================

Diluted loss per
  share                 $(11.42)               $(9.31)                          $(6.44)             $(6.61)
                     ============================================      ============================================


14.  COMPARATIVE FINANCIAL INFORMATION (unaudited)

The comparative consolidated statements of operations for the years ended December 31, 2001 and 2000 and for the six months ended December 31, 2000 and 1999 are as follows:


                                                   YEAR ENDED DECEMBER 31      SIX MONTHS ENDED DECEMBER 31
                                                ----------------------------   -----------------------------
                                                   2001            2000            2000            1999
                                                ------------    ------------   -------------    ------------
Revenues                                        $  3,297,806    $  4,207,696    $  2,232,476    $  1,720,913
                                                ------------    ------------    ------------    ------------

Costs and expenses
  Cost of services                                (6,976,540)     (4,066,124)     (3,013,797)       (579,634)
  Sales and marketing expenses                    (3,747,551)     (2,546,621)     (1,825,585)       (219,878)
  General and administrative
   expenses                                       (6,013,458)     (4,868,362)     (3,188,838)     (1,083,096)
   Stock-based compensation                       (1,260,125)       (471,226)      8,164,779     (21,635,019)
                                                ------------    ------------    ------------    ------------

Total costs and expenses                         (17,997,674)    (11,952,333)        136,559     (23,517,627)
                                                ------------    ------------    ------------    ------------

Income (loss) from operations                    (14,699,868)     (7,744,637)      2,369,035     (21,796,714)
                                                ------------    ------------    ------------    ------------

Other income (expense):
  Interest income                                    512,138         849,785         621,416          13,033
  Interest expense and other
    financing costs                                 (632,130)        (64,885)        (52,860)        687,450
                                                ------------    ------------    ------------    ------------

                                                    (119,992)        784,900         568,556         700,483
                                                ------------    ------------    ------------    ------------

Net income (loss)                               $(14,819,860)   $ (6,959,737)   $  2,937,591    $(21,096,231)
                                                ============    ============    ============    ============

Basic earnings (loss) per share                 $      (2.52)   $      (1.56)   $       0.54    $     (15.19)
                                                ============    ============    ============    ============

Diluted earnings (loss) per share               $      (2.52)   $      (1.56)   $       0.34    $     (15.19)
                                                ============    ============    ============    ============

Weighted average shares
  outstanding - basic                              5,891,244       4,466,836       5,433,577       1,388,546
                                                ============    ============    ============    ============

Weighted average shares
  outstanding - diluted                            5,891,244       4,466,836       8,697,917       1,388,546
                                                ============    ============    ============    ============


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The information called for by this Item is set forth under the caption "Directors and Executive Officers of the Company" in the Proxy Statement for the 2002 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION

The information called for by this Item is set forth under the caption "Executive Compensation" in the Proxy Statement for the 2002 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information called for by this Item is set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement for the 2002 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for by this Item is set forth under the caption "Certain Relationships and Related Transactions" in the Proxy Statement for the 2002 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)  INDEX TO EXHIBITS

EXHIBIT   DESCRIPTION
-------   -----------

3.1       Amended  and  Restated   Certificate  of   Incorporation  of  the
          Company***
3.2 Certificate of Amendment to the Amended and Restated Certificate of Incorporation filed on June 1, 1998 **
3.3 Certificate of Amendment to the Amended and Restated Certificate of Incorporation filed on October 16, 1998 **
3.4       By-laws of the Company, as amended ***
4.1       Specimen Certificate of the Company's Common Stock ***
4.2 Stock Purchase Agreement, dated May 12, 2000, between the Company and TecCapital, Ltd., The Abernathy Group and Conseco
          Equity Fund *******
4.3 Note Purchase Agreement, dated September 28, 2000, between the Company and Hewlett-Packard Company *
4.4 Registration Rights Agreement, dated September 28, 2000, between the Company and Hewlett-Packard Company *
4.5 Convertible Secured U.S. $20,000,000 Promissory Note, dated September 28, 2000, between the Company and Hewlett-Packard Company *
10.1 Information Distribution License Agreement dated as of July 18, 1994 between the Company and S&P ComStock, Inc. ***
10.2 New York Stock Exchange, Inc. Agreement for Receipt and Use of Market Data dated as of August 11, 1994 between the Company and the New York Stock Exchange, Inc. ***
10.3 The Nasdaq Stock Market, Inc. Vendor Agreement for Level 1 Service and Last Sale Service dated as of September 12, 1994
          between  the  Company  and  The  Nasdaq  Stock   Exchange,   Inc.
          ("Nasdaq") ***
10.4 Amendment to Vendor Agreement for Level 1 Service and Last Sale Service dated as of October 11, 1994 between the Company and Nasdaq ***
10.5 Lease Agreement dated as of March 4, 1994, between the Company and One Station Place, L.P. regarding the Company's Stamford, Connecticut, offices ***
10.6 Lease Modification and Extension Agreement, dated February 6, 1996, between the Company and One Station Place, L.P. regarding the Company's Stamford, Connecticut, offices ****
10.7 Second Lease Modification and Extension Agreement, dated June 29, 2000, between the Company and One Station Place, L.P. regarding the Company's Stamford, Connecticut, offices *
10.8      Form of 1996 Stock Option Plan *****#
10.9      Form of 1999 Stock Option Plan *******#
10.10     Form of 2000 Stock Option Plan *#
10.11 Asset Purchase and Software License and Service Agreements between SmartServ Online, Inc. and Data Transmission Network Corporation, dated April 23, 1998******
10.12 Amendment to the Software and License Agreement between SmartServ Online, Inc. and Data Transmission Network Corporation, dated June 24, 1999. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to an order by the Securities and Exchange Commission, dated December 2, 1999, granting confidential treatment under the Securities Exchange Act of 1934 and the omitted portions have been filed separately with the Securities and Exchange Commission **
10.13 Letter agreement dated August 26, 1999, amending the Amendment to the Software and License Agreement between SmartServ Online, Inc. and Data Transmission Network Corporation, dated June 24, 1999. Portions of this exhibit (indicated by asterisks) have been omitted  pursuant  to an order  by the  Securities  and  Exchange
          Commission,   dated  December  2,

          1999, granting confidential treatment under the Securities Exchange Act of 1934 and the omitted portions have been filed separately with the Securities and Exchange Commission **
10.14 Amended and Restated Employment Agreement between SmartServ Online, Inc. and Sebastian E. Cassetta, dated January 1, 1999 **#
10.15 Restricted Stock Purchase Agreement between SmartServ Online, Inc. and Sebastian E. Cassetta, dated December 29, 1999 **#
10.16 Employment Agreement between SmartServ Online, Inc. and Mario F. Rossi, dated January 1, 1999 **#
10.17 Restricted Stock Purchase Agreement between SmartServ Online, Inc. and Mario F. Rossi, dated December 29, 1999 **#
10.18 Amended Restricted Stock Purchase Agreement between SmartServ Online, Inc. and Sebastian E. Cassetta, dated December
          31, 1999 *******#
10.19 Amended Promissory Note between SmartServ Online, Inc. and Sebastian E. Cassetta, dated January 4, 2000 *******#
10.20 Amended Security Agreement between SmartServ Online, Inc. and Sebastian E. Cassetta, dated January 4, 2000 *******#
10.21 Promissory Note, dated January 2, 2001, between SmartServ Online, Inc. and Sebastian E. Cassetta +
10.22 Promissory Note, dated March 20, 2001, between SmartServ Online, Inc. and Sebastian E. Cassetta +
10.23 Amended Restricted Stock Purchase Agreement between SmartServ Online, Inc. and Mario F. Rossi, dated December 31, 1999 *******#
10.24     Amended Promissory Note between SmartServ Online,  Inc. and Mario
          F. Rossi, dated January 4, 2000 *******#
10.25 Amended Security Agreement between SmartServ Online, Inc. and Mario F. Rossi, dated January 4, 2000 *******#
10.26 Restricted Stock Purchase Agreement between SmartServ Online, Inc. and Robert W. Pearl, dated October 13, 1999 *#
10.27 Promissory Note between SmartServ Online, Inc. and Robert W. Pearl, dated January 31, 2000 *#
10.28 Security Agreement between SmartServ Online, Inc. and Robert W. Pearl, dated January 31, 2000 *#
21        List of Subsidiaries +
23        Consent of Ernst & Young LLP +

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

**** Filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1996

*****     Filed as an exhibit to the Company's Proxy Statement dated October 10,
          1996

****** Filed as an exhibit to the Company's Quarterly Report on Form 10-QSB for the period ended March 31, 1998

******* Filed as an exhibit to the Company's Registration Statement on Form SB-2 (Registration No. 333-43258) on August 7, 2000

# Management Contract or Compensation Plan or arrangement required to be noted as provided in Item 13(a) of the Form 10-K Rules

(b)       REPORTS ON FORM 8-K

               None

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  April 15, 2002                   SMARTSERV ONLINE, INC.
                                        ----------------------
                                              Registrant


                                        By: /s/ SEBASTIAN E. CASSETTA
                                           -------------------------------------
                                                Sebastian E. Cassetta
                                                Chairman of the Board and
                                                Chief Executive Officer


In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


            Signature                              Title                           Date
            ---------                              -----                           ----
/S/  SEBASTIAN E. CASSETTA                Chairman of the Board and           April 15, 2002
--------------------------------------    Chief Executive Officer
     Sebastian E. Cassetta


/S/  MARIO F. ROSSI                       Executive Vice President and        April 15, 2002
--------------------------------------    Director
     Mario F. Rossi


/S/  THOMAS W. HALLER                     Senior Vice President and           April 15, 2002
--------------------------------------    Chief Financial Officer
     Thomas W. Haller


/S/ CHARLES KLOTZ                         Director                            April 15, 2002
-------------------------------------
    Charles Klotz


                                          Director
-------------------------------------
    Stephen Lawler


/S/ L. SCOTT PERRY                        Director                            April 15, 2002
-------------------------------------
    L. Scott Perry


/S/ ROBERT H. STEELE                      Director                            April 15, 2002
-------------------------------------
    Robert H. Steele

/S/ CATHERINE CASSEL TALMADGE             Director                            April 15, 2002
--------------------------------------
    Catherine Cassel Talmadge

/S/ CHARLES R. WOOD                       Director                            April 15, 2002
--------------------------------------
    Charles R. Wood


                                  EXHIBIT INDEX
                                  -------------


EXHIBIT   DESCRIPTION
-------   -----------

3.1       Amended  and  Restated   Certificate  of   Incorporation  of  the
          Company***
3.2 Certificate of Amendment to the Amended and Restated Certificate of Incorporation filed on June 1, 1998 **
3.3 Certificate of Amendment to the Amended and Restated Certificate of Incorporation filed on October 16, 1998 **
3.4       By-laws of the Company, as amended ***
4.1       Specimen Certificate of the Company's Common Stock ***
4.2 Stock Purchase Agreement, dated May 12, 2000, between the Company and TecCapital, Ltd., The Abernathy Group and Conseco
          Equity Fund *******
4.3 Note Purchase Agreement, dated September 28, 2000, between the Company and Hewlett-Packard Company *
4.4 Registration Rights Agreement, dated September 28, 2000, between the Company and Hewlett-Packard Company *
4.5 Convertible Secured U.S. $20,000,000 Promissory Note, dated September 28, 2000, between the Company and Hewlett-Packard Company *
10.1 Information Distribution License Agreement dated as of July 18, 1994 between the Company and S&P ComStock, Inc. ***
10.2 New York Stock Exchange, Inc. Agreement for Receipt and Use of Market Data dated as of August 11, 1994 between the Company and the New York Stock Exchange, Inc. ***
10.3 The Nasdaq Stock Market, Inc. Vendor Agreement for Level 1 Service and Last Sale Service dated as of September 12, 1994
          between  the  Company  and  The  Nasdaq  Stock   Exchange,   Inc.
          ("Nasdaq") ***
10.4 Amendment to Vendor Agreement for Level 1 Service and Last Sale Service dated as of October 11, 1994 between the Company and Nasdaq ***
10.5 Lease Agreement dated as of March 4, 1994, between the Company and One Station Place, L.P. regarding the Company's Stamford, Connecticut, offices ***
10.6 Lease Modification and Extension Agreement, dated February 6, 1996, between the Company and One Station Place, L.P. regarding the Company's Stamford, Connecticut, offices ****
10.7 Second Lease Modification and Extension Agreement, dated June 29, 2000, between the Company and One Station Place, L.P. regarding the Company's Stamford, Connecticut, offices *
10.8      Form of 1996 Stock Option Plan *****#
10.9      Form of 1999 Stock Option Plan *******#
10.10     Form of 2000 Stock Option Plan *#
10.11 Asset Purchase and Software License and Service Agreements between SmartServ Online, Inc. and Data Transmission Network Corporation, dated April 23, 1998******
10.12 Amendment to the Software and License Agreement between SmartServ Online, Inc. and Data Transmission Network Corporation, dated June 24, 1999. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to an order by the Securities and Exchange Commission, dated December 2, 1999, granting confidential treatment under the Securities Exchange Act of 1934 and the omitted portions have been filed separately with the Securities and Exchange Commission **
10.13 Letter agreement dated August 26, 1999, amending the Amendment to the Software and License Agreement between SmartServ Online, Inc. and Data Transmission Network Corporation, dated June 24, 1999. Portions of this exhibit (indicated by asterisks) have been omitted  pursuant  to an order  by the  Securities  and  Exchange
          Commission,   dated  December  2,

          1999, granting confidential treatment under the Securities Exchange Act of 1934 and the omitted portions have been filed separately with the Securities and Exchange Commission **
10.14 Amended and Restated Employment Agreement between SmartServ Online, Inc. and Sebastian E. Cassetta, dated January 1, 1999 **#
10.15 Restricted Stock Purchase Agreement between SmartServ Online, Inc. and Sebastian E. Cassetta, dated December 29, 1999 **#
10.16 Employment Agreement between SmartServ Online, Inc. and Mario F. Rossi, dated January 1, 1999 **#
10.17 Restricted Stock Purchase Agreement between SmartServ Online, Inc. and Mario F. Rossi, dated December 29, 1999 **#
10.18 Amended Restricted Stock Purchase Agreement between SmartServ Online, Inc. and Sebastian E. Cassetta, dated December
          31, 1999 *******#
10.19 Amended Promissory Note between SmartServ Online, Inc. and Sebastian E. Cassetta, dated January 4, 2000 *******#
10.20 Amended Security Agreement between SmartServ Online, Inc. and Sebastian E. Cassetta, dated January 4, 2000 *******#
10.21 Promissory Note, dated January 2, 2001, between SmartServ Online, Inc. and Sebastian E. Cassetta +
10.22 Promissory Note, dated March 20, 2001, between SmartServ Online, Inc. and Sebastian E. Cassetta +
10.23 Amended Restricted Stock Purchase Agreement between SmartServ Online, Inc. and Mario F. Rossi, dated December 31, 1999 *******#
10.24     Amended Promissory Note between SmartServ Online,  Inc. and Mario
          F. Rossi, dated January 4, 2000 *******#
10.25 Amended Security Agreement between SmartServ Online, Inc. and Mario F. Rossi, dated January 4, 2000 *******#
10.26 Restricted Stock Purchase Agreement between SmartServ Online, Inc. and Robert W. Pearl, dated October 13, 1999 *#
10.27 Promissory Note between SmartServ Online, Inc. and Robert W. Pearl, dated January 31, 2000 *#
10.28 Security Agreement between SmartServ Online, Inc. and Robert W. Pearl, dated January 31, 2000 *#
21        List of Subsidiaries +
23        Consent of Ernst & Young LLP +

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

**** Filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1996

*****     Filed as an exhibit to the Company's Proxy Statement dated October 10,
          1996

****** Filed as an exhibit to the Company's Quarterly Report on Form 10-QSB for the period ended March 31, 1998

******* Filed as an exhibit to the Company's Registration Statement on Form SB-2 (Registration No. 333-43258) on August 7, 2000

# Management Contract or Compensation Plan or arrangement required to be noted as provided in Item 13(a) of the Form 10-K Rules