Form 10KSB/A
period 2001-12-31
SMARTSERV ONLINE INC
filed 2002-04-30
CIK 1005698

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-KSB/A

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 FOR THE FISCAL YEAR ENDED December 31, 2001

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

                         COMMISSION FILE NUMBER 0-28008

                             SMARTSERV ONLINE, INC.
                             ----------------------
                 (Name of Small Business Issuer in its Charter)

          Delaware                                   13-3750708
--------------------------------        ------------------------------------
(State or other jurisdiction of         (I.R.S. employer identification no.)
  incorporation or organization)

One Station Place, Stamford, Connecticut               06902
----------------------------------------       ------------------------
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
                                    Yes  X           No
                                       ------          -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this Form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
                              -----

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

There were 6,304,040 shares of Common Stock outstanding at April 5, 2002.

Transitional small business disclosure format    YES         NO   X
                                                    ------     ------

DOCUMENTS INCORPORATED BY REFERENCE: None

                                    Part III

Item 9.  Directors,   Executive   Officers,   Promoters  and  Control   Persons;
         Compliance with Section 16(a) of the Exchange Act

         The following table sets forth information with respect to the executive officers and directors of SmartServ Online, Inc. as of April 22, 2002.

Name                           Age   Position
----                           ---   --------

Sebastian E. Cassetta           53   Chief Executive Officer, Chairman of the
                                     Board and Class III Director
Mario F. Rossi                  64   Executive Vice President, Chief Technology
                                     Officer and Class II Director
Thomas W. Haller, CPA           47   Senior Vice President, Treasurer and Chief
                                     Financialand Accounting Officer
Richard D. Kerschner            35   Senior Vice President, General Counsel and
                                     Corporate Secretary
Hendrik Hoets                   48   Senior Vice President, Sales and
                                     Marketing
Robert Pearl                    34   Senior Vice President, Business Development
Charles R. Klotz                60   Class II Director
Stephen Lawler                  35   Class III Director
L. Scott Perry (1)              53   Class I Director
Robert Steele (1) (2)           63   Class II Director
Catherine Cassel Talmadge (1)   50   Class I Director
Charles R. Wood (2)             61   Class III Director
---------------------------------
(1) Member of the Audit Committee
(2) Member of the Compensation Committee

         SEBASTIAN E. CASSETTA has been Chief Executive Officer, Chairman of the Board and a director of SmartServ since its inception and had been its Treasurer and Secretary from its inception until March 1996 and October 2000, respectively. From June 1987 to August 1992, Mr. Cassetta was the President of Burns and Roe Securacom Inc., an engineering and large-scale systems integration firm. He is also a former Director, Managing Director and Vice President of Brinks Inc. At Brinks, he expanded international operations in over 15 countries and became the youngest person to be appointed Vice President in Brinks' 140 year history. Appointed by President Reagan and Department of Commerce Secretary Malcolm Baldridge, he served on both the U.S. Export Council and The Industry Sector Advisory Committee (ISAC) regarding GATT negotiations. He is a former member of the Board of Directors of The Young Presidents' Organization and the former Chairman of the New York Chapter.

         MARIO F. ROSSI was Vice President of Operations of SmartServ from December 1994 to February 1998, and Senior Vice President, Operations and Chief Technology Officer until October 2000 when he was promoted to Executive Vice President. In February 1998, Mr. Rossi was appointed a director of SmartServ. Mr. Rossi has business and operational management experience in the computer, telecommunications and security fields. He has an extensive background in product development, operations and technical marketing. From 1989 to 1994, Mr. Rossi was Vice President of Operations for MVS Inc., a fiber optic company specializing in wireless technology, and a General Manager at Pirelli from 1986 to 1988. From 1971 to 1986, he was Director of Development of Philips Medical Systems, in the U.S. as well as the Netherlands.

         THOMAS W HALLER, CPA has been SmartServ's Treasurer since he joined SmartServ in March 1996. He served as Vice President from March 1996 until October 2000, when he was promoted to Senior Vice President. Additionally, Mr. Haller has been the Chief Financial Officer since January 2001 and also held such position from March 1996 until June 2000. From December 1992 to March 1996, Mr. Haller was a Senior Manager at Kaufman Greenhut Forman, LLP, a public accounting firm in New York City, where he was responsible for technical advisory services and the firm's quality assurance program. Prior thereto, he was a Senior Manager with Ernst & Young LLP, an international public accounting and consulting firm, where he had responsibility for client services and new business development in the firm's financial services practice.

         RICHARD D. KERSCHNER joined SmartServ as Vice President and General Counsel in April 2000. In September 2000, Mr. Kerschner was elected Secretary of SmartServ and in October 2000 he was promoted to Senior Vice President. Prior to joining SmartServ, Mr. Kerschner was Managing Counsel at Omnipoint Communications, a leading wireless service provider, where he supervised a staff of attorneys and paralegals in Omnipoint's legal and regulatory affairs department. Mr. Kerschner joined Omnipoint in 1997 and worked on all aspects of its legal and regulatory issues, and had primary in-house responsibility for Omnipoint's corporate finance, mergers and acquisitions, joint ventures and strategic alliances, tax and general commercial litigation. Mr. Kerschner was in private practice with the law firm of McCann & McCann from 1994 to 1997.

         HENDRIK HOETS has been Senior Vice President of Sales and Marketing of SmartServ since January 29, 2001. From 1987 to January 2001, Mr. Hoets served in various positions with Motorola, Inc., most recently as Worldwide Director of Business Development of its Network Management Group.

         ROBERT PEARL joined SmartServ in September 1998 with over 7 years of wireless industry experience. He was initially responsible for developing SmartServ's wireless strategy and consummating relationships with key business and technology strategic alliances. In March 2000, Mr. Pearl was promoted to Vice President and in October 2000 to Senior Vice President. In his current role he is responsible for developing and managing worldwide partnerships and business opportunities on behalf of SmartServ. Mr. Pearl is co-founder and former co-chairman of the WAP Forum's Developer Expert Group. Prior to joining SmartServ, Mr. Pearl was a Project Manager at Omnipoint from 1996 to 1998 and a marketing liaison at AT&T from 1993 to 1996.

         CHARLES R. KLOTZ became a director of SmartServ on May 15, 2000. Since 1985, Mr. Klotz has been a director of a number of private and public companies associated with David R. Barclay and Frederick H. Barclay. He was President and Chief Executive Officer of Gulf Resources & Chemical Corporation from 1985-1988 and he was Chairman and Chief Executive Officer of Gotaas Larsen Shipping Corporation from 1988-1997. Prior thereto, he was with Bank of Boston where he held a number of positions, including Head of Corporate Banking in London and Deputy Head of Specialized Corporate Finance, which covered acquisition finance and venture capital.

         STEPHEN LAWLER was elected a director of SmartServ on December 28, 1999. He has been the Group Manager for the Mobile Internet Business Unit at Microsoft Corporation since April 1999. Mr. Lawler's experience includes all aspects of engineering including software development, program management, quality assurance and documentation. Additionally, he has directed product marketing teams, program management teams and engineering teams. From 1992 to April 1999, he worked for MapInfo Corporation where he was a member of the Executive Team, the Managing Director of Product Marketing and Product
Management and the Managing Director of Software Development and Product Development.

         L. SCOTT PERRY has been a director of SmartServ since November 1996. Mr. Perry is the managing partner of Cobblers Hill Group, a technology consulting firm. From June 1998 to December

2001, Mr. Perry was Vice President, Strategy & Alliances - AT&T Solutions. From December 1995 to June 1998, Mr. Perry was Vice President, Advanced Platform Services of AT&T Corp. From January 1989 to December 1995, Mr. Perry held various positions with AT&T including Vice President -- Business Multimedia Services, Vice President (East) -- Business Communications Services and Vice President -- Marketing, Strategy and Technical Support for AT&T Data Systems Group. Mr. Perry serves on the Board of Directors of the Information Technology Association of America, Junior Achievement of New York, is a member of the Cornell University Engineering College Advisory Council and serves on the Boards of INEA and Viacore, small private technology companies, as well as Planett Zanett, an investor in the information technology services industries.

         ROBERT STEELE was appointed a director of SmartServ on February 23, 1998. Since February 1998, Mr. Steele has been Vice Chairman of the John Ryan Company, an international bank support and marketing company. From 1992 to February 1998, Mr. Steele was a Senior Vice President of the John Ryan Company. Mr. Steele is the former President of Dollar Dry Dock Bank and a member of the Board of Directors of Moore Medical Corp., Scan Optics, Inc. Accent Color Sciences, Inc., NLC Insurance Companies, Inc. and the New York Mercantile Exchange.

         CATHERINE CASSEL TALMADGE has been a director of SmartServ since March 1996. Since January 2001, Ms. Talmadge has been Vice President of Business Development for Maher & Maher, a leading business integration and consulting firm for the broadband industry. From May 1999 to January 2001, Ms. Talmadge was Senior Vice President of Business Development for High Speed Access Corporation. From September 1984 to May 1999, she held various positions with Time Warner Cable, a division of Time Warner Entertainment Company, L.P., including Vice President, Cable Programming; Director, Programming Development; Director, Operations; Director, Financial Analyses; and Manager, Budget Department.

         CHARLES R. WOOD was appointed a director of SmartServ in September 1998. Mr. Wood is Chairman and Chief Executive Officer of Terra Investors, Inc., a private, closely held investment company. Mr. Wood is also an advisor to Capital Returns, Inc., a financial services company that is developing a series of venture capital funds. Mr. Wood was Senior Vice President of Data Transmission Network and President of its Financial Services Division from 1989 and 1986, respectively, until February 28, 2000.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Pursuant to Section 16 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), officers, directors and holders of more than 10% of the outstanding shares of the Company's Common Stock ("Reporting Persons") are required to file periodic reports of their ownership of, and transactions involving, the Company's Common Stock with the SEC. Based solely upon a review of copies of such reports received by the Company, the Company believes that its Reporting Persons have complied with all Section 16 filing requirements applicable to them with respect to the Company's fiscal year ended December 31, 2001, except:

         Sebastian E. Cassetta, Chief Executive Officer of the Company, filed a late Annual Statement of Beneficial Ownership on Form 5, reflecting the transfer of SmartServ common shares to trusts for the benefit of his children.

Item 10. Executive Compensation

         The following table sets forth, for each of the last three full fiscal years and the transition period ended December 31, 2000, information concerning annual and long-term compensation, paid or accrued, for the Chief Executive Officer and for each other executive officer (the "Named Executive Officers") of SmartServ whose compensation exceeded $100,000 for services in all capacities to SmartServ during the fiscal year ended December 31, 2001:


                                                             Summary Compensation Table

                                             Annual Compensation                      Long-term Compensation
                            ----------------------------------------------------- -----------------------------
                                                                                   Restricted       Securities
Name and Principal          Fiscal                               Other Annual     Stock Awards      Underlying     All Other
Position                    Year   Salary      Bonus         Compensation (1)(2)       (3)           Options     Compensation
--------------------------- ------ ----------- ------------- -------------------- --------------- ------------- --------------
Sebastian E. Cassetta       2001   $  255,000  $  50,000     $          9,750     $        --            --     $  27,202(11)
Chief Executive             2000*     130,812     30,306                4,875              --       200,000        13,545(11)
Officer                     2000      216,200    241,300                9,750              --        23,000        27,100(11)
                            1999      155,000    116,414(4)             9,750         185,471(5)     92,000(7)     24,416(11)

Mario F. Rossi              2001      200,000     25,000                6,000              --            --        13,674(12)
Executive Vice              2000*     100,676     11,846                3,000              --        75,000         6,675(12)
President                   2000      162,000    104,100                6,000              --        22,000         9,324(12)
                            1999      122,500     43,749(4)             6,000          61,824(6)     67,500(8)         --

Thomas W. Haller            2001      164,558     37,500                6,000              --        22,500         9,932(12)
Senior Vice President       2000*      64,750     30,000                3,000              --        50,000         4,966(12)
and Chief Financial         2000      112,250     21,300                6,000              --        79,000         9,600(12)
Officer                     1999       89,400      2,600                6,000              --        32,000(9)         --

Richard Kerschner           2001      160,000     48,000                   --              --        80,000            --
Senior Vice President       2000*      67,500     10,000                   --              --        50,000            --
and General Counsel         2000       45,385         --                   --              --       100,000(10)        --

Hendrik Hoets               2001      139,200     35,000                   --              --       100,000        15,300(13)
Senior Vice President
of Sales and Marketing

* Amounts shown consist of compensation for the transition period (July 1, 2001 through December 31, 2001).

(1)      Amounts shown consist of a non-accountable expense allowance.

(2) The aggregate amount of personal benefits not included in the Summary Compensation Table does not exceed the lesser of either $50,000 or 10% of the total annual salary and bonus paid to the Named Executive Officers.

(3) The Named Executive Officers did not receive any LTIP Payouts during fiscal 2001, the transition period or in fiscal 2000 or 1999.

(4) Based on the closing price ($0.75) of the Company's common stock on June 30, 1999, the date on which the bonus was earned. If such amount were calculated at $16.50, the closing price of the Company's common stock on December 28, 1999, the day immediately preceding the date of grant, the value of the common stock issued in satisfaction of the bonus obligation would be $2,442,000 and $891,000 for Messrs. Cassetta and Rossi, respectively.

(5) On December 29, 1998, the Board of Directors approved the sale at $2.20 per share to Mr. Cassetta of 618,239 shares of restricted stock representing 9% of the fully diluted shares of common stock of the Company at that date. Compensation has been determined as the number of shares awarded to Mr. Cassetta times the closing price of the Company's common stock on December 29, 1998 ($2.50) less the consideration to be paid by Mr. Cassetta. On October 13, 1999, the Board of Directors agreed to reprice the shares granted to Mr. Cassetta to $.75 per share, the fair value of the shares at that date. If compensation were calculated based on the repriced consideration to be paid by Mr. Cassetta, the amount of the compensation would be $1,081,918.

(6) On December 29, 1998, the Board of Directors approved the sale at $2.20 per share to Mr. Rossi of 206,080 shares of restricted stock representing 3% of the fully diluted shares of common stock of the Company at that date. Compensation has been determined as the number of shares awarded to Mr. Rossi times the closing price of the Company's common stock on December 29, 1998 ($2.50) less the consideration to be paid by Mr. Rossi. On October 13, 1999, the Board of Directors agreed to reprice the shares granted to Mr. Rossi to $.75 per share, the fair value of the shares at that date. If compensation were calculated based on the repriced consideration to be paid by Mr. Rossi, the amount of the compensation would be $360,640.

(7) Includes options for the purchase of 37,500 shares which were canceled when repriced options to purchase a like number of shares were granted in lieu thereof in the fiscal year ended June 30, 1999.

(8) Includes options for the purchase of 25,250 shares which were canceled when repriced options to purchase a like number of shares were granted in lieu thereof in the fiscal year ended June 30, 1999.

(9) Includes options for the purchase of 15,000 shares which were canceled when repriced options to purchase a like number of shares were granted in lieu thereof in the fiscal year ended June 30, 1999.

(10) Includes options for the purchase of 20,000 shares which were canceled when repriced options to purchase 80,000 shares were granted in lieu thereof in the fiscal year ended December 31, 2001.

(11) Amounts represent premiums paid by the Company for life and disability insurance for the benefit of Mr. Cassetta.

(12) Amounts represent premiums paid by the Company for life insurance for the benefit of the employee.

(13)     Amount represents the reimbursement of moving expenses.

STOCK OPTIONS

         The following table sets forth information with respect to stock options granted to the Named Executive Officers at fiscal year end:


                                               Option Grants in Last Fiscal Year
                                                      (Individual Grants)
                                                      -------------------

                                 Number of             % of Total Options
                           Securities Underlying    Granted to Employees in      Exercise           Expiration
Name                          Options Granted           the fiscal year           Price                Date
-------------------------- ----------------------- -------------------------- ------------------ ---------------------
Thomas W. Haller                    22,500                     4.4%                   $8.20            12/6/11

Richard Kerschner                   80,000                    15.6%                   $8.45            5/29/10

Hendrik Hoets                       50,000                     9.75%                 $15.00            1/28/10

                                    50,000                     9.75%                  $5.969           4/1/10

         The following table sets forth information as to the number of unexercised shares of common stock underlying stock options and the value of unexercised in-the-money stock options at fiscal year end:


                               Aggregated Option Exercises in Last Fiscal Year and
                                       Fiscal Year End Option Value (1)(2)
                                       -----------------------------------
                                                                                                  Value of
                                                                      Number of Unexercised     Unexercised
                                                                      Securities Underlying     In-The-Money
                                                                            Options at           Options at
                                                                          Fiscal Year End      Fiscal Year End
                                 Shares Acquired                           Exercisable/         Exercisable/
Name                               on Exercise            Value            Unexercisable        Unexercisable
------------------------------ -------------------- ----------------- ---------------------    ----------------

Sebastian E. Cassetta                  --                  --            123,500/154,000           $396,438/$0

Mario F. Rossi                         --                  --             79,500/59,750            $326,490/$0

Thomas W. Haller                       --                  --             135,267/48,233           $613,525/$0

Richard Kerschner                      --                  --             51,767/78,233               $0/$0

Hendrik Hoets                          --                  --               0/100,000                 $0/$0


(1) Value is based on the closing price of the Company's common stock as reported by the NASDAQ National Market on December 31, 2001 ($7.00) less the exercise price of the option.
(2) No SARs were exercised by the Named Executive Officers during the fiscal year ended December 31, 2001 or held by them at December 31, 2001.

AGREEMENTS WITH NAMED EXECUTIVE OFFICERS

         The Company and Mr. Cassetta entered into an employment agreement ("Cassetta Agreement"), effective January 1, 1999 and originally expiring on December 31, 2001, providing for (1) base compensation of $185,000 per annum,
(2) additional compensation of up to 100% of base compensation and (3) the sale to him of 618,239 shares of restricted stock, representing 9% of the fully diluted shares of common stock of the Company at the time the Cassetta Agreement was signed. The Cassetta Agreement, by its terms, is renewed automatically each month for an additional one month period. Mr. Cassetta's additional compensation will be equal to 10% of his base compensation for each 10% increase in sales during the first year of the Cassetta Agreement, subject to a maximum of 100% of base compensation. In each subsequent year of the Cassetta Agreement, Mr. Cassetta will receive additional compensation equal to 5% of his base compensation for each 5% increase in sales, subject again to a maximum of 100% of base compensation. $457,496.86 of the purchase price of the restricted stock is evidenced by a 5 year, non-recourse promissory note, secured by the stock, at an interest rate of 6.75%, which is 1% below the prime rate on the date of the stock purchase agreement ("Cassetta Stock Purchase Agreement") contemplated by the Cassetta Agreement. The Cassetta Stock Purchase Agreement provides the Company with certain repurchase options and provides Mr. Cassetta with a put option in the event of the termination of his employment without cause. In the event that Mr. Cassetta's employment is terminated without cause, Mr. Cassetta will receive a lump sum severance payment equal to his full base salary for the remaining term of the Cassetta Agreement, discounted to the present value using an 8% discount rate, and continuing benefit coverage for the lesser of 12 months or the remaining term of the Cassetta Agreement. On December 28, 1999, the Board of Directors of the Company approved the payment to Mr. Cassetta in stock of the bonus payable to him for 1999 under his employment agreement. Pursuant thereto, in March 2000, the Company issued 148,000 shares of common stock to Mr. Cassetta.

         The Company and Mr. Rossi entered into an employment agreement ("Rossi Agreement"), effective January 1, 1999 and originally expiring on December 31, 2001, providing for (1) base compensation of $135,000 per annum, (2) additional compensation of up to 50% of base compensation and (3) the sale to him of 206,080 shares of restricted stock, representing 3% of the fully diluted shares of common stock of the Company at the time the Rossi Agreement was signed. The Rossi Agreement, by its terms, is renewed automatically each month for an additional one month period. Mr. Rossi's additional compensation will be equal to 5% of his base compensation for each 10% increase in sales during the first year of the Rossi Agreement, subject to a maximum of 50% of base compensation. In each subsequent year of the Rossi Agreement, Mr. Rossi will receive additional compensation equal to 2.5% of base compensation for each 5% increase in sales, subject again to a maximum of 50% of base compensation. $152,499.20 of the purchase price of the restricted stock is evidenced by a 5 year, non-recourse promissory note, secured by the stock, at an interest rate of 6.75%, which is 1% below the prime rate on the date of the stock purchase agreement ("Rossi Stock Purchase Agreement") contemplated by the Rossi Agreement. The Rossi Stock Purchase Agreement provides the Company with certain repurchase options and provides Mr. Rossi with a put option in the event of the termination of his employment without cause. In the event that Mr. Rossi's employment is terminated without cause, Mr. Rossi will receive a lump sum severance payment equal to his full base salary for the remaining term of the Rossi Agreement, discounted to the present value using an 8% discount rate, and continuing benefit coverage for the lesser of 12 months or the remaining term of the Rossi Agreement. On December 28, 1999, the Board of Directors of the Company approved the payment to Mr. Rossi in stock of the bonus payable to him for 1999 under his employment agreement. Pursuant thereto, in March 2000, the Company issued 54,000 shares of common stock to Mr. Rossi.

DIRECTORS' COMPENSATION

         Each director who is not an officer or employee of the Company is reimbursed for his or her out-of-pocket expenses incurred in connection with attendance at meetings or other Company business. Prior to December 31, 1999, each non-employee director received a $1,000 fee for each meeting he or she attended. As of January 1, 2000, each non-employee director receives a $1,500 fee for each meeting he or she attends. Additionally, each committee member receives up to $1,000 per committee meeting attended.

         The Compensation Committee has the discretionary authority to grant options to non-employee directors. The exercise price of each share of common stock under any option granted to a director is equal to the fair market value of a share of common stock on the date the option was granted. No options were granted to non-employee directors in the fiscal year ended December 31, 2001.

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of April 22, 2002, certain information with respect to the beneficial ownership of the Common Stock by (i) each person known by the Company to beneficially own more than 5% of the outstanding shares, (ii) each director of the Company, (iii) each Named Executive Officer and (iv) all executive officers and directors of the Company as a group. Except as otherwise indicated, each person listed below has sole voting and investment power with respect to the shares of Common Stock set forth opposite such person's name.

           Name and Address of    Amount and Nature of          Percent of
          Beneficial Owner (1)  Beneficial Ownership (2)  Outstanding Shares (3)
------------------------------- ------------------------  ----------------------

Sebastian E. Cassetta                  956,492(4)               14.87%
c/o SmartServ Online, Inc.
Metro Center, One Station Place
Stamford, CT 06902

Steven Rosner                          473,533(5)                7.50%
1220 Mirabeau Lane
Gladwyn, Pennsylvania 19035

Mario F. Rossi                         343,830(6)                5.38%
c/o SmartServ Online, Inc.
Metro Center, One Station Place
Stamford, CT 06902

Thomas W. Haller                       145,394(7)                2.25%

Richard Kerschner                       81,328(8)                1.27%

Robert Pearl                            59,664(9)                *

L. Scott Perry                          40,833(10)               *

Catherine Cassel Talmadge               40,816(10)               *

Stephen Lawler                          35,000(11)               *

Hendrik Hoets                           30,000(12)               *

Charles R. Wood                         29,000(13)               *

Robert H. Steele                        25,000(14)               *

Charles R. Klotz                        15,000(15)               *

All executive officers
and directors as
a group (12 persons)                 1,802,357(16)              25.91%

 --------------------
*        Less than 1%

(1) Under the rules of the Securities and Exchange Commission (the "SEC"), addresses are only given for holders of 5% or more of the outstanding Common Stock of the Company who are not officers or directors of the Company.

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

(3) Represents the number of shares of common stock beneficially owned as of April 22, 2001 by each named person or group, expressed as a percentage of the sum of all of (i) the shares of such class outstanding as of such date, and (ii) the number of shares not outstanding, but beneficially owned by such named person or group as of such date.

(4) Includes 127,500 shares of common stock subject to currently exercisable options. Also includes 2,051 shares held in trust for the benefit of Mr. Cassetta's wife and 13,800 shares of common stock held by his children.

(5) Includes 8,000 shares of common stock subject to currently exercisable warrants.

(6) Includes 83,000 shares of common stock subject to currently exercisable options.

(7)      Includes   144,328   shares  of  common  stock   subject  to  currently
         exercisable options and 400 shares of common stock subject to currently exercisable warrants.

(8) Consists of 81,328 shares of common stock subject to currently exercisable options.

(9) Includes 16,664 shares of common stock subject to currently exercisable options.

(10) Includes 40,000 shares of common stock subject to currently exercisable options.

(11) Consists of 35,000 shares of common stock subject to currently exercisable options.

(12) Consists of 30,000 shares of common stock subject to currently exercisable options.

(13) Includes 15,000 shares of common stock subject to currently exercisable options.

(14) Consists of 25,000 shares of common stock subject to currently exercisable options.

(15) Consists of 15,000 shares of common stock subject to currently exercisable options. Does not include 303,030 shares (or 4.81% of the outstanding common stock of the Company) beneficially owned by TecCapital, Ltd. of which Mr. Klotz is a director. Mr. Klotz disclaims beneficial ownership of the shares owned by TecCapital.

(16) Includes 2,051 shares held in trust for the benefit of Mr. Cassetta's wife, 13,800 shares of common stock held by his children and 653,220 shares of common stock subject to currently exercisable options and warrants issued to all executive officers and directors.

CHANGES IN CONTROL

         The Company and each of Sebastian E. Cassetta and Steven Francesco (former President of the Company) have entered into an agreement with Zanett Capital, Inc. ("Zanett") dated September 29, 1997, as subsequently amended, which provides, among other things, that for a period of five years, upon default under the prepaid warrants issued by the Company on such date, the Company will, at the request of Zanett, appoint such number of designees of Zanett to its Board of Directors so that the designees of Zanett will constitute a majority of the members of the Board of Directors of the Company. Further, Messrs. Cassetta and Francesco have agreed in such event to vote their shares of common stock, representing approximately 13.15% of the outstanding stock of the Company in favor of the designees of Zanett at each Annual Meeting of Stockholders of the Company at which directors are elected.

Item 12.      Certain Relationships and Related Transactions

         The Company and Mr. Pearl entered into a stock purchase agreement ("Pearl Stock Purchase Agreement"), dated October 13, 1999, pursuant to which SmartServ agreed to sell to Mr. Pearl and Mr. Pearl agreed to purchase 76,818 shares of SmartServ common stock at a price of $0.75 per share, for an aggregate purchase price of $57,613.50. The purchase price of the stock was equal to the fair market value of the stock as determined by the closing price of the stock on October 12, 1999. $56,845.32 of the purchase price of the stock is evidenced by a 5 year, non-recourse promissory note ("Pearl Promissory Note"), secured by the stock, at an interest rate of 7.50%, which is 1% below the prime rate on the date of the Pearl Promissory Note. The Pearl Stock Purchase Agreement provides the Company with certain repurchase options and provides Mr. Pearl with a put option in the event of the termination of his employment without cause.

         Steven Rosner, currently a five percent stockholder of the Company, entered into an agreement with the Company, dated October 25, 1999, whereby Mr. Rosner was to provide consulting services to the Company. Pursuant to an amendment dated January 4, 2000, the agreement was extended until October 24, 2002 (the agreement as amended, the "Rosner Agreement"). Pursuant to the Rosner Agreement, Mr. Rosner received $125,000 and warrants to purchase (i) 100,000 shares of the Company's common stock at $2.625 per share, (ii) 100,000 shares of the Company's common stock at $3.625 per share and (iii) 8,000 shares of the Company's common stock at $18.375 per share. Mr. Rosner has exercised warrants to purchase 200,000 shares of common stock. The remaining warrants expire on October 25, 2004.

         The Company's Board of Directors authorized the issuance of a line of credit of up to $500,000 to Sebastian E. Cassetta, the Company's Chief Executive Officer and Chairman of the Board. Mr. Cassetta issued promissory notes, effective on January 2, 2001 and March 20, 2001, aggregating $500,000 to the Company in exchange for amounts borrowed under the line of credit. Each note bears interest at the prime rate and matures three years from the date the note was issued. Interest for the period January 2, 2001 to June 30, 2002 will accrue and be payable at maturity. Commencing July 1, 2002 interest will be payable semi-annually in arrears.

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

Date:  April 30, 2002           SMARTSERV ONLINE, INC.
                                ----------------------
                                       Registrant


                                By:  /s/  Thomas W. Haller
                                     ----------------------------------
                                          Thomas W. Haller
                                          Senior Vice President, Treasurer and
                                          Chief Financial and Accounting Officer