Form 10QSB
period 2002-03-31
SMARTSERV ONLINE INC
filed 2002-05-17
CIK 1005698

================================================================================


                    U. S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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
                (ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE)


CHECK WHETHER THE ISSUER (1) FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE EXCHANGE ACT DURING THE PAST 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN
SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.  YES X   NO
                                                              ---     ---

THE NUMBER OF SHARES OF COMMON STOCK, $.01 PAR VALUE, OUTSTANDING AS OF MAY 5, 2002 WAS 6,305,240.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):

          YES        NO X
             ---       ---

================================================================================

                             SMARTSERV ONLINE, INC.

                                   FORM 10-QSB

                                      INDEX

PART 1.   FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

          Consolidated Balance Sheets - March 31, 2002 (unaudited) and
          December 31, 2001....................................................2

          Consolidated Statements of Operations - three months ended
          March 31, 2002 and 2001
          (unaudited)..........................................................4

          Consolidated Statement of Changes in Stockholders' Equity
          (Deficiency) - three months ended March 31, 2002
          (unaudited)..........................................................5

          Consolidated Statements of Cash Flows - three months ended
          March 31, 2002 and 2001
          (unaudited)..........................................................6

          Notes to Unaudited Consolidated Financial
          Statements...........................................................7

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of
          Operations..........................................................13

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings...................................................17

Item 2.   Changes in Securities and Use of Proceeds...........................17

Item 6.   Exhibits and Reports on Form 8-K....................................18

          Signatures..........................................................19

                        SMARTSERV ONLINE, INC.

                      CONSOLIDATED BALANCE SHEETS

                                                         MARCH 31,  DECEMBER 31,
                                                           2002        2001
                                                       -----------   -----------
                                                       (UNAUDITED)
ASSETS
Current assets
  Cash and cash equivalents                            $ 3,036,655   $ 6,532,323
  Accounts receivable                                      103,521        40,798
  Prepaid expenses                                         381,426       531,028
                                                       -----------   -----------
Total current assets                                     3,521,602     7,104,149
                                                       -----------   -----------

Property and equipment, net                              3,137,857     3,408,776

Other assets
  Capitalized software development costs, net of
    accumulated amortization of $330,960 at
    March 31, 2002 and $268,619 at December 31, 2001       983,051       973,594
  Security deposits                                        491,538       474,545
  Notes receivable from officer                            500,000       500,000
                                                       -----------   -----------
                                                         1,974,589     1,948,139
                                                       -----------   -----------

Total Assets                                           $ 8,634,048   $12,461,064
                                                       ===========   ===========

                        SMARTSERV ONLINE, INC.

                      CONSOLIDATED BALANCE SHEETS


                                                                      MARCH 31,     DECEMBER 31,
                                                                        2002            2001
                                                                    ------------    ------------
                                                                    (UNAUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities
  Accounts payable                                                  $  1,315,259    $  1,329,105
  Accrued liabilities                                                    725,351         695,134
                                                                    ------------    ------------
Total current liabilities                                              2,040,610       2,024,239
                                                                    ------------    ------------

Deferred revenues                                                         82,000              --

Note payable                                                           6,723,156       6,723,156

COMMITMENTS AND CONTINGENCIES - NOTE 8

STOCKHOLDERS' EQUITY (DEFICIENCY)
Preferred stock - $0.01 par value
  Authorized - 1,000,000 shares
  Issued and outstanding - None                                               --              --
Common stock - $.01 par value
  Authorized - 40,000,000 shares
  Issued and outstanding - 6,304,040 shares at March 31, 2002 and
     6,263,783 shares at December 31, 2001                                63,040          62,638
Additional paid-in capital                                            69,572,362      69,680,059
Notes receivable from officers                                          (666,841)       (666,841)
Unearned compensation                                                   (249,099)       (540,354)
Accumulated deficit                                                  (68,931,180)    (64,821,833)
                                                                    ------------    ------------
Total stockholders' equity (deficiency)                                 (211,718)      3,713,669
                                                                    ------------    ------------

Total Liabilities and Stockholders' Equity (Deficiency)             $  8,634,048    $ 12,461,064
                                                                    ============    ============


See accompanying notes.

                        SMARTSERV ONLINE, INC.

                 CONSOLIDATED STATEMENTS OF OPERATIONS
                              (UNAUDITED)


                                                                  THREE MONTHS
                                                                 ENDED MARCH 31
                                                          --------------------------
                                                              2002          2001
                                                          -----------    -----------
Revenues                                                  $    28,821    $ 1,224,971
                                                          -----------    -----------
Costs and expenses:
  Costs of services                                        (1,531,526)    (2,057,719)
  Sales and marketing expenses                             (1,243,354)    (1,347,737)
  General and administrative expenses                      (1,021,550)    (1,606,651)
  Stock-based compensation                                   (172,015)      (159,778)
                                                          -----------    -----------

Total costs and expenses                                   (3,968,445)    (5,171,885)
                                                          -----------    -----------

Loss from operations                                       (3,939,624)    (3,946,914)

Other income (expense)
  Interest income                                              22,684        193,363
  Interest expense and other financing costs                 (182,241)       (94,093)
  Foreign exchange loss                                       (10,166)       (16,010)
                                                          -----------    -----------

                                                             (169,723)        83,260
                                                          -----------    -----------

Net loss                                                  $(4,109,347)   $(3,863,654)
                                                          ===========    ===========

Basic and diluted loss per common share                   $     (0.66)   $     (0.68)
                                                          ===========    ===========

Weighted average shares outstanding - basic and diluted     6,255,960      5,705,629
                                                          ===========    ===========


See accompanying notes.

                        SMARTSERV ONLINE, INC.

 CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

                   THREE MONTHS ENDED MARCH 31, 2002
                              (UNAUDITED)


                                                                 NOTES
                                        COMMON STOCK          RECEIVABLE     ADDITIONAL
                                                    PAR          FROM          PAID-IN        UNEARNED       ACCUMULATED
                                    SHARES         VALUE       OFFICERS        CAPITAL      COMPENSATION       DEFICIT
                                 ------------------------------------------------------------------------------------------
Balances at December 31, 2001    6,263,783      $   62,638     $ (666,841)    $ 69,680,059    $   (540,354)   $ (64,821,833)

Issuance of common stock upon
   exercise of employee stock
   options                          12,400             124            --            11,821              --               --

Conversion of 39 prepaid
   common stock purchase
   warrants into common stock       27,857             278            --              (278)             --               --

Amortization of unearned
    compensation over the terms
    of consulting agreement             --              --            --                --         291,255               --

Change in market value of
   employee stock options               --              --            --          (119,240)             --               --

Net loss for the period                 --              --            --                --              --       (4,109,347)
                                 ------------------------------------------------------------------------------------------

Balances at March 31, 2002       6,304,040      $   63,040     $ (666,841)    $ 69,572,362    $   (249,099)   $ (68,931,180)
                                 ==========================================================================================


See accompanying notes.

                        SMARTSERV ONLINE, INC.

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (UNAUDITED)


                                                            THREE MONTHS
                                                           ENDED MARCH 31
                                                    ----------------------------
                                                        2002            2001
                                                    ------------    ------------
OPERATING ACTIVITIES
Net loss                                            $ (4,109,347)   $ (3,863,654)
Adjustments to reconcile net loss to net cash
   used for operating activities:
      Depreciation and amortization                      501,750         597,629
      Noncash compensation costs                        (119,240)       (146,777)
      Noncash consulting services                        291,255         306,555
      Amortization of deferred revenues                       --        (966,369)
      Amortization of deferred financing costs                --          50,000
      Changes in operating assets and liabilities
        Accounts receivable                              (62,723)         59,716
        Prepaid expenses                                 149,602         172,419
        Accounts payable and accrued liabilities          16,371         746,086
        Deferred revenues                                 82,000              --
        Security deposit                                 (16,993)             --
                                                    ------------    ------------
   Net cash used for operating activities             (3,267,325)     (3,044,395)
                                                    ------------    ------------

INVESTING ACTIVITIES
Purchase of equipment                                   (168,490)       (127,382)
Capitalization of software development costs             (71,798)       (153,151)
Due from officer                                              --        (500,000)
                                                    ------------    ------------
  Net cash used for investing activities                (240,288)       (780,533)
                                                    ------------    ------------

FINANCING ACTIVITIES
Proceeds from the issuance of note                            --         191,992
Issuance of common stock                                  11,945          14,839
                                                    ------------    ------------
  Net cash provided by financing activities               11,945         206,831
                                                    ------------    ------------

Decrease in cash and cash equivalents                 (3,495,668)     (3,618,097)
Cash and cash equivalents - beginning of period        6,532,323      19,172,118
                                                    ------------    ------------

Cash and cash equivalents - end of period           $  3,036,655    $ 15,554,021
                                                    ============    ============


See accompanying notes.

                        SMARTSERV ONLINE, INC.

         NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                            MARCH 31, 2002

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

Our plan of operation focuses on the business-to-business strategy of marketing our services in partnership with those companies that have an economic incentive to provide our information and transaction services to their customers. We continue to focus on two primary areas: telecommunications and financial services. For the telecommunications sector, SmartServ provides a suite of solutions to help the wireless carriers, handset manufacturers and Internet service providers rapidly expand the delivery of products and services to their customers. The Company's platform supports an array of features and transaction-enabling applications designed to drive service usage and network revenues. For the financial services sector, SmartServ seeks to expand its customer base among both institutional and retail financial services enterprises by leveraging its transaction routing engine and W2W MiddlewareTM with a suite of applications designed to meet the rigorous demands of the financial community. Management believes that SmartServ's primary source of revenues will be derived from consumers who purchase the services through these strategic marketing partners.

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

The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss of $4,109,347 for the three month period ended March 31, 2002, a net loss of $14,819,860 for the year ended December 31, 2001, and net losses of $30,993,559 and $7,124,126 for the years ended June 30, 2000 and 1999, respectively. Additionally, it had an accumulated deficit of $68,931,180 at March 31, 2002. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

As carriers, such as Verizon Wireless, AT&T Wireless and Cingular, complete the build-out of data networks (a process that is currently underway), management believes that the demand for the Company's services will increase from the enterprise customer, as well as the retail customers of the carriers themselves. Notwithstanding the execution of several contracts in the latter part of 2001 and the continual discussions with potential strategic partners about future relationships, the Company's ability to generate revenues and working capital may not be sufficient to meet management's objectives as presently structured. Additionally, increasing competition in the market for the Company's services could materially and adversely affect the Company's results of operations through price reductions and loss of potential market share. Management recognizes that the Company must generate additional revenues, raise additional capital, consider modifications to its sales and marketing program or institute cost reductions to allow it to continue to operate with available cash resources. There is no assurance that the Company will generate future revenues or cash flow from operations, raise additional capital, or that the Company's products and services will continue to be accepted in the marketplace.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION
---------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, the instructions of Form 10-QSB and Rule 310 of Regulation SB and, therefore, do not include all information and notes necessary for a presentation of results of operations, financial position and cash flows in conformity with accounting principles generally accepted in the United States. The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the period ended December 31, 2001. In the opinion of the Company, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been made. Results of operations for the three months ended March 31, 2002 are not necessarily indicative of those expected for the year ending December 31, 2002.

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

EARNINGS PER SHARE
------------------
Basic earnings per share is computed on the weighted average number of common shares outstanding; however, it does not include the unvested portion of restricted shares in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". Diluted earnings per share reflects the increase in the weighted average common shares outstanding that would result from the assumed exercise of outstanding stock options calculated using the treasury stock method when dilutive.

CAPITALIZED SOFTWARE DEVELOPMENT COSTS
--------------------------------------
In connection with certain contracts entered into between SmartServ and its customers, as well as other development projects, we have capitalized costs related to certain product enhancements and application development in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed."

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

Interest, debt origination and other financing costs paid during the three month periods ended March 31, 2002 and 2001 were $187,000 and $1,800, respectively.

CONCENTRATION OF CREDIT RISK
----------------------------
Financial instruments that potentially subject SmartServ to concentrations of credit risk consist primarily of its commercial paper investments and accounts receivable. It is management's policy to invest in only those companies with a AAA credit rating; therefore, our commercial paper investments are short-term and highly liquid. At March 31, 2002, accounts receivable consist principally of amounts due from financial services companies. We perform periodic credit evaluations of our customers and, if applicable, provide for credit losses in the financial statements.

PROPERTY AND EQUIPMENT
----------------------
Property and equipment are stated at cost. Equipment purchased under a capital lease is recorded at the present value of the future minimum lease payments at the date of acquisition. Depreciation is computed using the straight-line method over estimated useful lives of three to ten years.

ADVERTISING COSTS
-----------------
Advertising costs are expensed as incurred and were approximately $107,000 and $24,000 during the three month periods ended March 31, 2002 and 2001, respectively.

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

FOREIGN CURRENCY TRANSLATION
----------------------------
The financial statements of foreign subsidiaries have been translated into U.S. dollars in accordance with FASB Statement No. 52, Foreign Currency Translation. All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Income statement amounts have been translated using the average rate for the year. Gains and losses resulting from the changes in exchange rates from year to year are reported in other comprehensive income.

RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------
Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which provides a single accounting model for measuring impairment of long-lived assets and the disposal of such assets. The adoption of SFAS No. 144 had no impact on the Company's results of operations, financial position or cash flows.

RECLASSIFICATIONS
-----------------
Certain amounts reported in the financial statements for the three month period ended March 31, 2001 have been reclassified to conform to the 2002 presentation.

3.   PROPERTY AND EQUIPMENT

Property and equipment consist of the following:



                                                                 MARCH 31,   DECEMBER 31,
                                                                  2002          2001
                                                              -----------    -----------
Data processing equipment                                     $ 5,187,705    $ 5,033,498
Data processing equipment purchased under a capital lease         246,211        246,211
Office furniture and equipment                                    151,263        151,263
Display equipment                                                  71,335         71,335
Leasehold improvements                                             69,852         55,570
                                                              -----------    -----------

                                                                5,726,366      5,557,877
Accumulated  depreciation,  including $242,107 at March 31,
 2002 and $229,797 at December 31, 2001 for equipment
 purchased under a capital lease                               (2,588,509)    (2,149,101)
                                                              -----------    -----------
                                                              $ 3,137,857    $ 3,408,776
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

5.   NOTE PAYABLE

In May 2000, we entered into a Business Alliance Agreement with Hewlett-Packard Company ("HP") whereby the companies agreed to jointly market their respective products and services, and to work on the build-out of SmartServ's domestic and international infrastructure. In furtherance of these objectives, HP provided us with a line of credit of up to $20,000,000 for the acquisition of approved hardware, software and services. As of September 28, 2001, the expiration date of the facility, SmartServ had borrowed $6,723,156. The debt is evidenced by a note, bearing an interest rate of 11%, secured by the Company's assets, exclusive of its internally developed software products, may be converted into our common stock at $33.56 per share and matures on September 28, 2003.

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

The following table shows the amount of stock-based compensation (charges)/credits that would have been recorded in the categories of the statement of operations had stock-based compensation not been separately stated therein:

                                                   THREE MONTHS ENDED MARCH 31
                                                   ---------------------------
                                                       2002           2001
                                                   ----------      -----------

Costs of services                                  $   26,735     $   27,760

Selling, general and administrative expenses         (198,750)      (187,538)
                                                   ----------     ----------

                                                   $ (172,015)    $ (159,778)
                                                   ==========     ==========

Stock-based compensation for the three months ended March 31, 2002 and 2001 consists of the impact of changes in the market value of the Company's common stock on the value of options to purchase common stock issued to employees, as well as the amortization of deferred costs associated with the prior issuance of warrants to purchase common stock.

7.   EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted loss per share:

                                                   THREE MONTHS ENDED MARCH 31
                                                   ---------------------------
                                                       2002           2001
                                                   ----------      -----------
Numerator:
   Net loss                                      $  (4,109,347)   $ (3,863,654)
                                                 =============    ============
Denominator:
   Weighted average shares - basic and diluted       6,255,960       5,705,629
                                                 =============    ============

Basic and diluted loss per common share          $       (0.66)   $      (0.68)
                                                 =============    ============

Outstanding employee stock options and other warrants to purchase an aggregate of 4,032,000 shares of common stock at March 31, 2002 were not included in the computation of diluted earnings per share because the Company reported a loss for the period and, therefore their inclusion would be antidilutive.

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

9.   SUBSEQUENT EVENT

In May 2002, in an effort to reduce expenses the Company reduced its personnel from 66 to 55, or 17%, which management believes will be sufficient to support its operations during the year ending December 2002. The Company expects this event to result in a charge of approximately $65,000 for severance and other employee related costs which will be recorded in the second quarter of 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SmartServ is a Web and wireless applications developer providing wireless applications, transaction platforms and middleware to financial institutions, network service providers and other commercial enterprises that drive device-independent, real-time, transaction-intensive wireless data services to their workforces and customers. SmartServ's breadth of products and services ensures that businesses and their customers can fully exploit the merits of wireless data exchange, using virtually any wired or mobile device to make informed decisions and execute transactions based on real-time information. SmartServ's solutions, which may be hosted or installed, speed time-to-market, anticipate ever-changing technologies and lower costs.

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

In May 2002, in an effort to reduce expenses the Company reduced its personnel from 66 to 55, or 17%, which management believes will be sufficient to support its operations during the year ending December 2002. The Company expects this event to result in a charge of approximately $65,000 for severance and other employee related costs which will be recorded in the second quarter of 2002.

RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31, 2002 VERSUS QUARTER ENDED MARCH 31, 2001

During the quarters ended March 31, 2002 and 2001, we recorded revenues of $28,821 and $1,224,971, respectively. Revenues generated in 2002 were derived from the licensing of our wireless data products. Substantially all revenues in 2001 were earned through our licensing agreement with Data Transmission Network Corporation. During the quarters ended March 31, 2002 and 2001, we recognized $-0- and $966,369, respectively, from the amortization of deferred revenues associated with this agreement.

During the quarter ended March 31, 2002, we incurred costs of services of $1,531,526. Such costs consisted primarily of information and communication costs ($193,000), personnel costs ($706,700), systems consultants ($40,300), computer hardware leases, depreciation and maintenance costs ($510,000), and amortization expenses relating to capitalized software development costs ($62,300). During the quarter ended March 31, 2001, we incurred costs of services of $2,057,719. Such costs consisted primarily of information and communication costs ($210,800), personnel costs ($561,600), systems consultants ($584,000), computer hardware leases, depreciation and maintenance costs
($411,500), and amortization expenses relating to capitalized software development costs ($230,400). During the quarters ended March 31, 2002 and 2001, we capitalized $71,800 and $153,200, respectively, of development costs in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed".

During the quarter ended March 31, 2002, we incurred general and administrative expenses of $1,021,550. Such costs were incurred primarily for personnel costs ($336,800), professional fees ($257,100), facilities ($130,700), insurance ($145,300) and computer hardware leases, depreciation and maintenance costs ($54,300). During the quarter ended March 31, 2001, we incurred general and administrative expenses of $1,606,651. Such costs were incurred primarily for personnel costs ($718,400), professional fees ($340,200), facilities ($162,200), insurance ($114,300) and communications costs ($42,200).

During the quarter ended March 31, 2002, we incurred sales and marketing expenses of $1,243,354. Such costs were incurred primarily for personnel costs ($602,100), advertising and trade shows ($366,800), facilities ($39,900), professional fees ($76,600) and travel and lodging ($121,600). During the quarter ended March 31, 2001, we incurred sales and marketing expenses of $1,347,737. Such costs were incurred primarily for personnel costs ($318,000), marketing consultants ($574,000) and travel and lodging ($166,600).

During the quarter ended March 31, 2002, net noncash charges for stock-based compensation amounted to $172,015 compared to $159,778 during the quarter ended March 31, 2001. Such noncash amounts are primarily related to the valuation of stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). Certain options are subject to the variable plan requirements of APB No. 25, as they were repriced, and therefore, compensation expense is recognized for changes in the fair value of our common stock. Noncash charges for professional fees for the quarters ended March 31, 2002 and 2001, were $291,255 and $306,500, respectively, resulting primarily from the amortization of deferred costs associated with the prior issuance of warrants to purchase common stock to various financial, marketing and technical consultants. The value of substantially all of such common stock purchase warrants has been recorded in accordance with the Black-Scholes pricing methodology.

Interest income for the quarters ended March 31, 2002 and 2001 amounted to $22,684 and $193,363, respectively. Such amounts were earned primarily from our investments in highly liquid commercial paper and money fund accounts. During the quarters ended March 31, 2002 and 2001, interest and other financing costs were $182,241 and $94,093, respectively. Such costs were incurred primarily in connection with the $20 million line of credit facility with Hewlett-Packard Company.

Basic and diluted loss per share was $0.66 for the quarter ended March 31, 2002 compared to $0.68 per share for the quarter ended March 31, 2001. The weighted average shares outstanding increased to 6,255,960 at March 31, 2002 from 5,705,629 at March 31, 2001.

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

In May 2000, we entered into a Business Alliance Agreement with Hewlett-Packard Company whereby the companies agreed to jointly market their respective products and services and to work on the build-out of SmartServ's domestic and international infrastructure. In furtherance of these objectives Hewlett-Packard provided us with a line of credit of up to $20,000,000 for the acquisition of approved hardware, software and services. As of September 28, 2001, the expiration date of the facility, Hewlett-Packard Company had advanced us
$6,723,156 thereunder. The debt is evidenced by a secured note, bearing an interest rate of 11%, may be converted into our common stock at $33.56 per share and matures on September 28, 2003.

During the period January 1, 2000 through March 31, 2002, we issued 1,687,580 shares of common stock to investors upon the exercise of warrants to purchase such shares. Proceeds from the exercise of these warrants were $3,257,700.

At March 31, 2002, we have 1,725,000 public warrants (SSOLW) and 300,000 warrants with terms identical to the public warrants outstanding. In February 2002, the Company's Board of Directors modified the terms of, and extended such warrants which were due to expire on March 20, 2002. These warrants which had an exercise formula requiring the surrender of 1.933 warrants and the payment of $7.731 for each share of common stock were modified to provide for the surrender of 2.5 warrants and the payment of $10.50 for each share of common stock. The modified warrants will expire on March 20, 2003 and are redeemable by SmartServ on not less than 30 days written notice at the redemption price of $0.10 per warrant, provided the average closing bid quotation of the common stock as reported on the Nasdaq Stock Market has been at least 187.5% ($19.69) of the current exercise price of the warrants for a period of 20 consecutive trading days ending on the third day prior to the date on which we give notice of redemption. Proceeds from the exercise of the warrants by the holders thereof would provide us with approximately $8,500,000.

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

The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss of $4,109,347 for the three months ended March 31, 2002, a net loss of $14,819,860 for the year ended December 31, 2001, and net losses of $30,993,559 and $7,124,126 for the years ended June 30, 2000 and 1999, respectively. Additionally, it had an accumulated deficit of $68,931,180 at March 31, 2002. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

As carriers, such as Verizon Wireless, AT&T Wireless and Cingular, complete the build-out of data networks (a process that is currently underway), management believes that the demand for the Company's products will increase from the enterprise customer, as well as the retail customers of the carriers themselves. Management also believes that the combination of additional capital and the successful execution of its business plan will generate sufficient revenues and cash flow from operations to enable the Company to meet its operating requirements. No assurance can be given that such goals will be obtained or that any expected revenues or cash flows will be achieved.

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

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

In March 2002, 39 Prepaid Warrants were converted into an aggregate of 27,857 shares of our common stock. No sales commissions were paid in connection with such conversion. The shares were issued in reliance upon the exemption from registration provided by Section 3 (a) (9) of the Securities Act.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits:

          None

(b)    REPORTS ON FORM 8-K

          The Company did not file any reports on Form 8-K during the three months ended March 31, 2002.

                             SMARTSERV ONLINE, INC.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          SmartServ Online, Inc.
                          (Registrant)

                          By:


Date: May 17, 2002        /s/  SEBASTIAN E. CASSETTA
      ------------        ------------------------------------------------------
                          Sebastian E. Cassetta
                          Chairman of the Board, Chief Executive Officer


Date: May 17, 2002        /s/  THOMAS W. HALLER
      ------------        ------------------------------------------------------
                          Thomas W. Haller
                          Sr. Vice President, Chief Financial Officer, Treasurer