Form 10QSB
period 2002-06-30
SMARTSERV ONLINE INC
filed 2002-08-14
CIK 1005698

U. S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002


                          COMMISSION FILE NUMBER 028008


                             SMARTSERV ONLINE, INC.
--------------------------------------------------------------------------------
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

          DELAWARE                                                     133750708
(STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)

          METRO CENTER, ONE STATION PLACE, STAMFORD, CONNECTICUT 06902
--------------------------------------------------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)


                                  (203) 3535950
--------------------------------------------------------------------------------
                (ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE)


CHECK WHETHER THE ISSUER (1) FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE EXCHANGE ACT DURING THE PAST 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN
SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X       NO ____

THE NUMBER OF SHARES OF COMMON STOCK, $.01 PAR VALUE, OUTSTANDING AS OF JULY 31, 2002 WAS 7,092,554.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):
         YES                     NO        X
              -----------             -----------

                             SMARTSERV ONLINE, INC.

                                   FORM 10-QSB

                                      INDEX


PART I.   FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

          Consolidated Balance Sheets - June 30, 2002 (unaudited) and
          December 31, 2001....................................................2

          Consolidated Statements of Operations - three months ended June
           30, 2002 and 2001 and six months ended June 30, 2002 and
           2001(unaudited).....................................................4

          Consolidated Statement of Changes in Stockholders' Equity
          (Deficiency) - six months ended June 30, 2002 (unaudited)............5

          Consolidated Statements of Cash Flows - three months ended June
          30, 2002 and 2001 and six months ended June 30, 2002 and
          2001(unaudited)......................................................6

          Notes to Unaudited Consolidated Financial Statements.................7

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...........................................14


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings...................................................20

Item 2.   Changes in Securities and Use of Proceeds...........................20

Item 6.   Exhibits and Reports on Form 8-K....................................21

          Signatures..........................................................22

                             SMARTSERV ONLINE, INC.

                           CONSOLIDATED BALANCE SHEETS


                                                                  JUNE 30,            DECEMBER 31,
                                                                    2002                   2001
                                                           ---------------------   -----------------
                                                              (UNAUDITED)
ASSETS
Current assets
   Cash and cash equivalents                                    $   641,595          $ 6,532,323
   Accounts receivable                                              166,855               40,798
   Prepaid expenses                                                 313,704              531,028
                                                                -----------          -----------
Total current assets                                              1,122,154            7,104,149
                                                                -----------          -----------

Property and equipment, net                                       2,701,917            3,408,776

Other assets
   Capitalized software development costs, net of
       accumulated amortization of $360,160 at
       June 30, 2002 and $268,619 at December 31, 2001            1,022,288              973,594
   Security deposits                                                490,840              474,545
   Notes receivable from officer                                    500,000              500,000
                                                                -----------          -----------
                                                                  2,013,128            1,948,139
                                                                -----------          -----------

Total Assets                                                    $ 5,837,199          $12,461,064
                                                                ===========          ===========

                             SMARTSERV ONLINE, INC.

                           CONSOLIDATED BALANCE SHEETS



                                                                                    JUNE 30,              DECEMBER 31,
                                                                                      2002                    2001
                                                                             --------------------      -----------------
                                                                                  (UNAUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities
   Accounts payable                                                               $  1,412,478           $  1,329,105
   Accrued liabilities                                                                 689,418                695,134
                                                                                  ------------           ------------
Total current liabilities                                                            2,101,896              2,024,239
                                                                                  ------------           ------------

Deferred revenues                                                                      168,757                     --

Note payable                                                                         6,723,156              6,723,156

COMMITMENTS AND CONTINGENCIES - NOTE 9

STOCKHOLDERS' EQUITY (DEFICIENCY)
Preferred stock - $0.01 par value
   Authorized - 1,000,000 shares
   Issued and outstanding - None                                                            --                     --
Common stock - $.01 par value
   Authorized - 40,000,000 shares
   Issued and outstanding - 7,092,554 shares at June 30, 2002
       and 6,263,783 shares at December 31, 2001                                        70,925                 62,638
Additional paid-in capital                                                          69,844,087             69,680,059
Notes receivable from officers                                                        (666,841)              (666,841)
Unearned compensation                                                                  (11,588)              (540,354)
Accumulated deficit                                                                (72,393,193)           (64,821,833)
                                                                                  ------------           ------------
Total stockholders' equity (deficiency)                                             (3,156,610)             3,713,669
                                                                                  ------------           ------------

Total Liabilities and Stockholders' Equity (Deficiency)                           $  5,837,199           $ 12,461,064
                                                                                  ============           ============


See accompanying notes

                             SMARTSERV ONLINE, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                        THREE MONTHS                        SIX MONTHS
                                                                      ENDED JUNE 30                        ENDED JUNE 30
                                                            -------------------------------      --------------------------------
                                                                 2002               2001              2002              2001
                                                            -------------     -------------     -------------     ---------------
Revenues                                                    $     35,815      $  1,222,866      $     64,636      $  2,447,837
                                                            ------------      ------------      ------------      ------------
Costs and expenses:
   Costs of services                                          (1,419,946)       (1,716,770)       (2,951,626)       (3,774,489)
   General and administrative expenses                        (1,176,235)       (1,271,559)       (2,240,140)       (2,613,115)
   Sales and marketing expenses                               (1,042,804)       (1,236,387)       (2,243,649)       (2,849,219)
   Stock-based compensation                                      325,136          (778,074)          153,121          (937,852)
                                                            ------------      ------------      ------------      ------------

   Total costs and expenses                                   (3,313,849)       (5,002,790)       (7,282,294)      (10,174,675)
                                                            ------------      ------------      ------------      ------------

Loss from operations                                          (3,278,034)       (3,779,924)       (7,217,658)       (7,726,838)
                                                            ------------      ------------      ------------      ------------

Other income (expense):
   Interest income                                                 8,815           164,361            31,499           357,724
   Interest expense and other financing costs                   (187,504)         (128,594)         (369,745)         (222,687)
   Foreign exchange losses                                        (5,290)           (4,798)          (15,456)          (20,808)
                                                            ------------      ------------      ------------      ------------
                                                                (183,979)           30,969          (353,702)          114,229
                                                            ------------      ------------      ------------      ------------

Net loss                                                    $ (3,462,013)     $ (3,748,955)     $ (7,571,360)     $ (7,612,609)
                                                            ============      ============      ============      ============

Basic and diluted loss per share                            $      (0.53)     $      (0.65)     $      (1.19)     $      (1.32)
                                                            ============      ============      ============      ============

Weighted average shares outstanding - basic and diluted        6,520,857         5,794,118         6,389,140         5,750,118
                                                            ============      ============      ============      ============


See accompanying notes

                             SMARTSERV ONLINE, INC.

     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

                         SIX MONTHS ENDED JUNE 30, 2002
                                   (UNAUDITED)



                                           COMMON STOCK                 NOTES
                                  --------------------------------    RECEIVABLE       ADDITIONAL
                                                        PAR             FROM           PAID-IN           UNEARNED       ACCUMULATED
                                      SHARES           VALUE           OFFICERS         CAPITAL         COMPENSATION      DEFICIT
                                  --------------------------------- --------------- ---------------  ----------------  -------------
Balances at December 31, 2001           6,263,783   $     62,638   $   (666,841)   $ 69,680,059    $   (540,354)      $(64,821,833)


Issuance of common stock upon
   exercise of employee stock
   options                                 15,200            152             --          14,051              --                 --

Conversion of 39 prepaid common
   stock purchase warrants into
   common stock                            27,857            278             --            (278)             --                 --

Issuance of common stock through
   private placement                      785,714          7,857             --         832,143              --                 --

Amortization of unearned
   compensation over the terms of
   consulting agreement                        --             --             --              --         544,216                 --

Warrants issued to consultants as
   compensation                                --             --             --          41,250         (15,450)                --

Change in market value of employee
   stock options                               --             --             --        (723,138)             --                 --

Net loss for the period                        --             --             --              --              --         (7,571,360)
                                     -----------------------------------------------------------------------------------------------
Balances at June 30, 2002               7,092,554   $     70,925   $   (666,841)   $ 69,844,087    $    (11,588)      $(72,393,193)
                                     ===============================================================================================



See accompanying notes

                             SMARTSERV ONLINE, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                    THREE MONTHS                                  SIX MONTHS
                                                                   ENDED JUNE 30                                 ENDED JUNE 30
                                                        ----------------------------------        ----------------------------------
                                                            2002                 2001                  2002                 2001
                                                        ------------         ------------         ------------         ------------
OPERATING ACTIVITIES
Net loss                                                $ (3,462,013)        $ (3,748,955)        $ (7,571,360)        $ (7,612,609)
Adjustments to reconcile net loss to net cash
used for operating activities:
    Depreciation and amortization                            465,140              607,045              966,890            1,204,674
    Noncash compensation costs                              (603,898)             481,519             (723,138)             334,742
    Noncash consulting services                              278,761              296,555              570,016              603,110
    Amortization of deferred revenues                         (5,294)            (966,369)              (5,294)          (1,932,738)
    Amortization of deferred financing costs                      --               50,000                   --              100,000
    Changes in operating assets and liabilities
        Accounts receivable                                  (63,334)             (11,697)            (126,057)              48,019
        Prepaid expenses                                      67,722             (146,755)             217,324               25,664
        Accounts payable and accrued liabilities              61,286              616,215               77,657            1,362,301
        Deferred revenues                                     92,051                   --              174,051                   --
        Security deposit                                         698             (274,693)             (16,295)            (274,693)
                                                        ------------         ------------         ------------         ------------
    Net cash used for operating activities                (3,168,881)          (3,097,135)          (6,436,206)          (6,141,530)
                                                        ------------         ------------         ------------         ------------


INVESTING ACTIVITIES
Purchase of equipment                                             --               (9,500)            (168,490)            (136,882)
Capitalization of software development costs                 (68,437)            (129,897)            (140,235)            (283,048)
Loan to officer                                                   --                   --                   --             (500,000)
                                                        ------------         ------------         ------------         ------------
    Net cash used for investing activities                   (68,437)            (139,397)            (308,725)            (919,930)
                                                        ------------         ------------         ------------         ------------


FINANCING ACTIVITIES
Proceeds from the issuance of notes                               --                   --                   --              191,992
Proceeds from the issuance of common stock                 1,102,258                6,270            1,114,203               21,109
Costs of issuing common stock                               (260,000)                  --             (260,000)                  --
                                                        ------------         ------------         ------------         ------------
    Net cash provided by financing activities                842,258                6,270              854,203              213,101
                                                        ------------         ------------         ------------         ------------


Increase (decrease) in cash and cash equivalents          (2,395,060)          (3,230,262)          (5,890,728)          (6,848,359)
Cash and cash equivalents - beginning of period            3,036,655           15,554,021            6,532,323           19,172,118
                                                        ------------         ------------         ------------         ------------
Cash and cash equivalents - end of period               $    641,595         $ 12,323,759         $    641,595         $ 12,323,759
                                                        ============         ============         ============         ============



See accompanying notes.

                             SMARTSERV ONLINE, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2002


1.      NATURE OF BUSINESS

SmartServ Online, Inc. (the "Company") commenced operations on August 20, 1993. We offer Web and wireless applications content services and infrastructure that allow financial institutions, network service providers and other businesses to deliver financial and other content, alerts and notifications, as well as transaction services to their work forces and customers - via wired or data-enabled wireless devices. SmartServ's products include content, transaction processing and alert engines, proprietary W2W MiddlewareTM that optimizes content delivery to a full array of devices, and a suite of applications designed to enable businesses and their customers to exploit the benefits of wireless data exchange and transactional capability. Our products facilitate the delivery of customer proprietary data, as well as delayed and real-time market data, business and financial news, sports information, national weather reports and other business and entertainment information in a user-friendly manner.

Our plan of operation focuses on the business-to-business strategy of licensing our applications and related services to those companies that have an economic incentive to provide access to our content and transaction services to their customers. We continue to focus on two primary areas: telecommunications and financial services. For the telecommunications sector, SmartServ provides a suite of solutions to help the wireless carriers, handset manufacturers and Internet service providers rapidly expand the delivery of products and services to their customers. For the financial services sector, SmartServ seeks to expand its customer base among both institutional and retail financial services enterprises by leveraging its experience with the delivery of a customer's internal and proprietary data, as well as its transaction routing engine and W2W MiddlewareTM with a suite of applications designed to meet the rigorous demands of the financial community. Management believes that SmartServ's primary source of revenues will be derived from revenue-share licensing contracts with its telecommunications and financial services customers.

The economic downturn and its impact on the telecommunications industry has resulted in delays in the build-out of high speed carrier networks and availability of data-enabled wireless devices causing the market for SmartServ's data and transaction services to be lackluster until now. Such delays have resulted in the Company's inability to implement its business plan and related marketing strategies. Consequently, the Company is in need of additional capital to compensate for such delays and their impact on the Company's inability to generate revenues. The Company has engaged investment bankers to assist it with the sale of equity to private investors that understand the wireless industry and the current state of the technology.

The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss of $7,571,360 for the six month period ended June 30, 2002, a net loss of $14,819,860 for the year ended December 31, 2001, and net losses of $30,993,559 and $7,124,126 for the years ended June 30, 2000 and 1999, respectively. Additionally, it had an accumulated deficit of $72,393,193 at June 30, 2002. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

As carriers, such as Verizon Wireless, AT&T Wireless and Cingular, complete the build-out of high speed data friendly networks (a process that is currently underway), management believes that the demand for the Company's products and services will increase from enterprise customers, as well as the carriers themselves. Notwithstanding the execution of several contracts during the preceding nine months and the continual discussions with potential strategic partners about future relationships, the Company's ability to generate revenues and working capital may not be sufficient to meet management's objectives as presently structured. Additionally, increasing competition in the market for the Company's products and services could materially and adversely affect the Company's results from operations through price reductions and loss of potential market share. Management recognizes that the Company must generate additional revenues, raise additional capital, consider modifications to its sales and marketing program and institute cost reductions to allow it to continue to operate with available cash resources. There is no assurance that the Company will generate future revenues or cash flow from operations, raise additional capital, or that the Company's products and services will be accepted in the marketplace.

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION
---------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, the instructions of Form 10-QSB and Rule 310 of Regulation SB and, therefore, do not include all information and notes necessary for a presentation of results of operations, financial position and cash flows in conformity with accounting principles generally accepted in the United States. The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the period ended December 31, 2001. In the opinion of the Company, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been made. Results of operations for the three month and six month periods ended June 30, 2002 are not necessarily indicative of those expected for the year ending December 31, 2002.

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

REVENUE RECOGNITION
-------------------

Revenues are recognized as services are provided. Deferred revenues, resulting from customer prepayments, are recognized as services are provided throughout the term of the agreement with the respective customer. Deferred revenues resulting from our agreement with Data Transmission Network Corporation ("DTN") were amortized over the anticipated future revenue stream, a period of 42 months, commencing June 1, 1999. We amended our agreement with DTN such that, effective September 1, 2000, SmartServ performed maintenance and enhancement services through December 2000 and operational support through August 2001. Therefore, commencing September 1, 2000, deferred revenues were amortized to income on a straight-line basis over the period through August 2001.

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

Interest, debt origination and other financing costs paid during the three month periods ended June 30, 2002 and 2001 were $185,000 and $41,700, respectively, and for the six month periods ended June 30, 2002 and 2001 were $372,000 and $43,500, respectively.

CONCENTRATION OF CREDIT RISK
----------------------------

Financial instruments that potentially subject SmartServ to concentrations of credit risk consist primarily of its commercial paper investments and accounts receivable. It is management's policy to invest in only those companies with a AAA credit rating; therefore, our commercial paper investments are short-term and highly liquid. At June 30, 2002, accounts receivable consist principally of amounts due from a major financial services company. We perform periodic credit evaluations of our customers and, if applicable, provide for credit losses in the financial statements.

PROPERTY AND EQUIPMENT
----------------------

Property and equipment are stated at cost. Equipment purchased under a capital lease is recorded at the present value of the future minimum lease payments at the date of acquisition. Depreciation is computed using the straight-line method over estimated useful lives of three to ten years.

ADVERTISING COSTS
-----------------

Advertising costs are expensed as incurred and were approximately $129,900 and $5,200 during the three month periods ended June 30, 2002 and 2001, respectively, and $236,900 and $28,600 during the six month periods ended June 30, 2002 and 2001, respectively.

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

FOREIGN CURRENCY TRANSLATION
----------------------------

The financial statements of foreign subsidiaries have been translated into U.S. dollars in accordance with FASB Statement No. 52, "Foreign Currency Translation." All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Income statement amounts have been translated using the average rate for the year. Gains and losses resulting from the changes in exchange rates from year to year are reported in other comprehensive income.

RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141 requires the use of the purchase method of accounting for business combinations initiated after June 30, 2001, while SFAS No. 142 requires that the amortization of goodwill and certain other intangible assets cease and the related asset values be reviewed annually for impairment. The Company does not anticipate any material impact on its consolidated results from operations or financial position related to the implementation of SFAS No. 141 and No. 142.

Effective January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which provides a single accounting model for measuring impairment of long-lived assets and the disposal of such assets. The adoption of SFAS No. 144 had no impact on the Company's consolidated results of operations, financial position or cash flows.

RECLASSIFICATIONS
-----------------

Certain amounts reported in the consolidated financial statements for the three and six month periods ended June 30, 2001 have been reclassified to conform to the 2002 presentation.

3.      PROPERTY AND EQUIPMENT

Property and equipment consist of the following:


                                                                       JUNE 30,             DECEMBER 31,
                                                                         2002                  2001
                                                                 -----------------       ---------------
Data processing equipment                                            $ 5,187,705           $ 5,033,498
Data processing equipment purchased under a capital lease                246,211               246,211
Office furniture and equipment                                           151,263               151,263
Display equipment                                                         71,335                71,335
Leasehold improvements                                                    69,852                55,570
                                                                     -----------           -----------

                                                                       5,726,366             5,557,877
Accumulated depreciation, including $246,211 at June 30, 2002 and $229,797 at December 31, 2001 for equipment purchased
   under a capital lease                                              (3,024,449)           (2,149,101)
                                                                     -----------           -----------
                                                                     $ 2,701,917           $ 3,408,776
                                                                     ===========           ===========

4.      NOTE RECEIVABLE FROM OFFICER

The Company's Board of Directors authorized the issuance of a line of credit to Sebastian Cassetta, SmartServ's Chief Executive Officer, for an amount not to exceed $500,000. Such amount bears interest at the prime rate and matures on March 20, 2004. Interest for the period January 2, 2001 to June 30, 2002, which has not been recognized as income in the consolidated statements of operations, shall accrue and be payable at maturity. Commencing July 1, 2002 until maturity, interest shall be payable semi-annually in arrears on January 1st and July 1st.

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

6.      STOCKHOLDERS' EQUITY

During the six month period ended June 30, 2002, the Company issued warrants to purchase 17,000 shares of our common stock to certain marketing consultants as partial compensation for services rendered and to be rendered to SmartServ. The warrants have exercise prices of $5.01 and $5.38, expire on April 29, 2005, and have been recorded in the consolidated financial statements at fair market value using the Black-Scholes pricing model.

In June 2002, SmartServ issued 785,714 shares of its common stock to two accredited investors ("Investors") at a purchase price of $1.40 per share. Gross proceeds from this transaction amounted to $1,100,000. First Albany Securities Corporation, the placement agent, received a commission of $66,000 and reimbursement of direct expenses of $2,000 in connection with this transaction. Additionally, the Company issued the Investors warrants, callable under certain conditions, for the purchase of an aggregate of 1,428,571 shares of common stock at an exercise price of $1.40 per share through the expiration date on June 5, 2007, as well as non-callable warrants for the purchase of an aggregate of 196,429 shares of common stock at an exercise price of $1.47 per share through June 5, 2007. In the event the Investors exercise the callable warrants, they will receive non-callable warrants for the purchase of an aggregate of 357,142 shares of common stock at an exercise price of $1.47 per share. Such non-callable warrants expire three years from the date of issuance.

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

The following table shows the amount of stock-based compensation (charges)/credits that would have been recorded in the categories of the statement of operations had stock-based compensation not been separately stated therein:


                                                          THREE MONTHS                                       SIX MONTHS
                                                         ENDED JUNE 30                                      ENDED JUNE 30
                                            -----------------------------------------    ------------------------------------------

                                                   2002                    2001                2002                   2001
                                            --------------------     ----------------    -------------------    -------------------
Costs of services                              $ 168,573                $(160,372)            $ 195,308             $(132,612)
Selling, general and administrative
expenses                                         156,563                 (617,702)              (42,187)             (805,240)
                                               ---------                ---------             ---------             ---------
                                               $ 325,136                $(778,074)            $ 153,121             $(937,852)
                                               =========                =========             =========             =========


Stock-based compensation for the three and six month periods ended June 30, 2002 and 2001 consist of the impact of changes in the market value of the Company's common stock on the value of options to purchase common stock issued to employees, as well as the amortization of deferred costs associated with the issuance of warrants to purchase common stock.

8.      EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted loss per share:


                                                      THREE MONTHS ENDED JUNE 30                      SIX MONTHS ENDED JUNE 30
                                             -------------------------------------------    ---------------------------------------
                                                     2002                    2001                     2002            2001
                                            -------------------     -------------------     -----------------     --------------
Numerator:
   Net loss                                 $        (3,462,013)    $        (3,748,955)    $      (7,571,360)    $(7,612,609)
                                            ===================     ===================     =================     ===========

Denominator:
   Weighted average shares - basic and
      diluted                                         6,520,857               5,794,118             6,389,140       5,750,118
                                            ===================     ===================     =================     ===========

Basic and diluted loss per common share
                                            $             (0.53)    $             (0.65)    $           (1.19)    $     (1.32)
                                            ===================     ===================     =================     ===========


Outstanding employee stock options and other warrants to purchase an aggregate of 6,097,000 shares of common stock at June 30, 2002 were not included in the computation of diluted earnings per share because the Company reported a loss for the period and, therefore their inclusion would be antidilutive.

9.      COMMITMENTS AND CONTINGENCIES

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

SmartServ Online, Inc. (the "Company") commenced operations on August 20, 1993. We offer Web and wireless applications, content services and infrastructure that allow financial institutions, network service providers and other businesses to deliver financial and other content, alerts and notifications, as well as transaction services to their work forces and customers - via wired or data-enabled wireless devices. SmartServ's products include content, transaction processing and alert engines, proprietary W2W MiddlewareTM that optimizes content delivery to a full array of devices, and a suite of applications designed to enable businesses and their customers to exploit the benefits of wireless data exchange and transactional capability. Our products facilitate the delivery of customer proprietary data, as well as delayed and real-time market data, business and financial news, sports information, national weather reports and other business and entertainment information in a user-friendly manner.

Our plan of operation focuses on the business-to-business strategy of licensing our applications and related services to those companies that have an economic incentive to provide access to our content and transaction services to their customers. We continue to focus on two primary areas: telecommunications and financial services. For the telecommunications sector, SmartServ provides a suite of solutions to help the wireless carriers, handset manufacturers and Internet service providers rapidly expand the delivery of products and services to their customers. For the financial services sector, SmartServ seeks to expand its customer base among both institutional and retail financial services enterprises by leveraging its experience with the delivery of a customer's internal and proprietary data, as well as its transaction routing engine and W2W MiddlewareTM with a suite of applications designed to meet the rigorous demands of the financial community. Management believes that SmartServ's primary source of revenues will be derived from revenue-share licensing contracts with its telecommunications and financial services customers.

As an example, the Company has launched two products on the Verizon network. Mobile Markets, our flagship financial product has been launched on Verizon's BREW (Binary Runtime Environment for Wireless) network under the Forbes.com brand name, while our SMS (Short Message Service) financial alert product has been launched on Verizon's Vtext portal. Additionally, Salomon Smith Barney, in conjunction with SmartServ, has launched a wireless version of its GEO (Global Equities Online) product. GEO combines Salomon's proprietary data, such as morning call notes, with SmartServ's financial data products to form a fully integrated financial tool. While management believes that these relationships are important to the Company's success, no assurance can be given that these customers will be successful in their marketing efforts or that the Company's products and services will be well received in the marketplace.

The economic downturn in general, and its impact on the telecommunications industry in particular, has caused telecommunications service providers to reduce capital spending, personnel and debt, as well as new service introductions. The financial services industry, in the wake of the tragedy of September 11th, has curtailed new product development to focus on data security and recovery. Consequently, the potential demand for the Company's products and services has been significantly delayed. Such delay has had a very detrimental effect on the Company's operations.

In May 2002, the Company commenced an effort to realign its infrastructure and related overhead to correlate with reductions in projected revenue. As part of this effort, management has closed the Company's UK sales office and downsized both Hong Kong and domestic operations through staff reductions to a level sufficient to support the Company's projected operations through the remainder of 2002. Personnel headcount has been reduced from 66 in May to 42 in August. These efforts have reduced the Company's average monthly operating expenses from approximately $1,141,000 to $575,000 per month. Management recognizes that the Company must generate additional revenues, raise additional capital, consider modifications to its sales and marketing program and institute cost reductions to allow it to continue to operate with available cash resources. There is no assurance that the Company will generate future revenues or cash flow from operations, raise additional capital, or that the Company's products and services will be accepted in the marketplace.

RESULTS OF OPERATIONS

QUARTER ENDED JUNE 30, 2002 VERSUS QUARTER ENDED JUNE 30, 2001

During the quarters ended June 30, 2002 and 2001, we recorded revenues of $35,815 and $1,222,866, respectively. Revenues generated in 2002 were derived from the licensing of our wireless data products to a financial services institution while substantially all revenues in 2001 were earned through our licensing agreement with Data Transmission Network Corporation. During the quarters ended June 30, 2002 and 2001, we recognized $0 and $966,369, respectively, from the amortization of deferred revenues associated with the DTN agreement.

During the quarter ended June 30, 2002, we incurred costs of services of $1,419,946. Such costs consisted primarily of information and communication costs ($201,900), personnel costs ($752,000), computer hardware leases, depreciation and maintenance costs ($449,500) and amortization expenses relating to capitalized software development costs ($29,900), partially offset by systems consultant credits ($35,000). During the quarter ended June 30, 2001, we incurred costs of services of $1,716,770. Such costs consisted primarily of information and communication costs ($209,900), personnel costs ($605,900), systems consultants ($237,200), computer hardware leases, depreciation and maintenance costs ($420,300), and amortization expenses relating to capitalized software development costs ($230,400). During the quarters ended June 30, 2002 and 2001, we capitalized $68,400 and $129,900, respectively, of development costs in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed".

During the quarter ended June 30, 2002, we incurred general and administrative expenses of $1,176,235. Such costs were incurred primarily for personnel costs ($407,000), professional fees ($294,200), facilities ($140,900), insurance ($180,900), computer hardware leases, depreciation and maintenance costs ($54,700), and communication costs ($25,100). During the quarter ended June 30, 2001, we incurred general and administrative expenses of $1,271,559. Such costs were incurred primarily for personnel costs ($411,000), professional fees
($415,300), facilities ($135,400), insurance ($137,900), computer hardware leases, depreciation and maintenance costs ($54,100), and communication costs ($21,000).

During the quarter ended June 30, 2002, we incurred sales and marketing expenses of $1,042,804. Such costs were incurred primarily for personnel costs ($583,000), advertising and trade shows ($196,200), facilities ($41,000), consulting fees ($117,800) and travel and lodging ($60,900). During the quarter ended June 30, 2001, we incurred sales and marketing expenses of $1,236,387. Such costs were incurred primarily for personnel costs ($898,800), consulting fees ($60,700), travel and lodging ($164,000) and facilities ($43,000).

During the quarter ended June 30, 2002, net noncash credit for stock-based compensation amounted to $325,136 compared to a net noncash charge of $778,074 during the quarter ended June 30, 2001. Such noncash amounts are primarily related to the valuation of stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). Certain options are subject to the variable plan requirements of APB No. 25, as they were repriced, and therefore, compensation expense is recognized for changes in the fair value of our common stock. Noncash charges for professional fees for the quarters ended June 30, 2002 and 2001, were $278,761 and $296,555, respectively, resulting primarily from the amortization of deferred costs associated with the issuance of warrants to purchase common stock to various financial, marketing and technical consultants. The value of substantially all of such common stock purchase warrants has been recorded in accordance with the Black-Scholes pricing model.

Interest income for the quarters ended June 30, 2002 and 2001 amounted to $8,815 and $164,361, respectively. Such amounts were earned primarily from our investments in highly liquid commercial paper and money fund accounts. During the quarters ended June 30, 2002 and 2001, interest and other financing costs were $187,504 and $128,594, respectively. Such costs were incurred primarily in connection with the $20 million line of credit facility with Hewlett-Packard Company.

Basic and diluted loss per share was $0.53 for the quarter ended June 30, 2002 compared to $0.65 per share for the quarter ended June 30, 2001. The weighted average shares outstanding increased to 6,520,857 at June 30, 2002 from 5,794,118 at June 30, 2001.


SIX MONTHS ENDED JUNE 30, 2002 VERSUS SIX MONTHS ENDED JUNE 30, 2001

During the six months ended June 30, 2002 and 2001, we recorded revenues of $64,636 and $2,447,837, respectively. Revenues generated in 2002 were derived from the licensing of our wireless data products to a financial services institution while substantially all revenues in 2001 were earned through our licensing agreement with Data Transmission Network Corporation. During the six months ended June 30, 2002 and 2001, we recognized $0 and $1,932,738, respectively, from the amortization of deferred revenues associated with the DTN agreement.

During the six months ended June 30, 2002, we incurred costs of services of $2,951,626. Such costs consisted primarily of information and communication costs ($395,100), personnel costs ($1,458,700), computer hardware leases, depreciation and maintenance costs ($959,600), and amortization expenses relating to capitalized software development costs ($92,200). During the six months ended June 30, 2001, we incurred costs of services of $3,774,489. Such costs consisted primarily of information and communication costs ($423,000), personnel costs ($1,173,600), systems consultants ($823,100), computer hardware leases, depreciation and maintenance costs ($827,000), and amortization expenses relating to capitalized software development costs ($460,800). During the six months ended June 30, 2002 and 2001, we capitalized $140,200 and $283,000, respectively, of development costs in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed".

During the six months ended June 30, 2002, we incurred general and administrative expenses of $2,240,140. Such costs were incurred primarily for personnel costs ($734,700), professional fees ($602,700), facilities ($271,600), insurance ($326,200), computer hardware leases, depreciation and maintenance costs ($108,900), and communications costs ($25,400). During the six months ended June 30, 2001, we incurred general and administrative expenses of $2,613,115. Such costs were incurred primarily for personnel costs ($864,200), professional fees ($877,600), facilities ($274,100), insurance ($250,600), travel ($77,700), computer hardware leases, depreciation and maintenance costs ($102,400), and communications costs ($44,400).

During the six months ended June 30, 2002, we incurred sales and marketing expenses of $2,243,649. Such costs were incurred primarily for personnel costs ($1,179,100), advertising and trade shows ($563,000), facilities ($80,900), consulting fees ($157,900) and travel and lodging ($182,500). During the six months ended June 30, 2001, we incurred sales and marketing expenses of $2,849,219. Such costs were incurred primarily for personnel costs ($1,468,100), consulting fees ($619,300), travel and lodging ($287,800), advertising and trade shows ($312,200) and facilities ($66,400).

During the six months ended June 30, 2002, net noncash credit for stock-based compensation amounted to $153,121 compared to net noncash charges of $937,852 during the six months ended June 30, 2001. Such noncash amounts are primarily related to the valuation of stock-based compensation in accordance with

Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). Certain options are subject to the variable plan requirements of APB No. 25, as they were repriced, and therefore, compensation expense is recognized for changes in the fair value of our common stock. Noncash charges for professional fees for the six months ended June 30, 2002 and 2001, were $570,016 and $603,110, respectively, resulting primarily from the amortization of deferred costs associated with the issuance of warrants to purchase common stock to various financial, marketing and technical consultants. The value of substantially all of such common stock purchase warrants has been recorded in accordance with the Black-Scholes pricing methodology.

Interest income for the six months ended June 30, 2002 and 2001 amounted to $31,499 and $357,724, respectively. Such amounts were earned primarily from our investments in highly liquid commercial paper and money fund accounts. During the six months ended June 30, 2002 and 2001, interest and other financing costs were $369,745 and $222,687, respectively. Such costs were incurred primarily in connection with the $20 million line of credit facility with Hewlett-Packard Company.

Basic and diluted loss per share was $1.19 for the six months ended June 30, 2002 compared to $1.32 per share for the six months ended June 30, 2001. The weighted average shares outstanding increased to 6,389,140 at June 30, 2002 from 5,750,118 at June 30, 2001.

CAPITAL RESOURCES AND LIQUIDITY

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

During the period January 1, 2000 through June 30, 2002, we issued 1,687,580 shares of common stock to investors upon the exercise of warrants to purchase such shares. Proceeds from the exercise of these warrants were $3,257,700.

In June 2002, First Albany Corporation, acting as placement agent for SmartServ, completed a private placement of 785,714 shares of common stock at $1.40 a share. The net proceeds of the placement of $840,000 were used for general working capital requirements. Additionally, the Company issued to the investors warrants, callable under certain conditions, for the purchase of an aggregate of 1,428,571 shares of common stock at an exercise price of $1.40 per share through the expiration date on June 5, 2007, as well as non-callable warrants for the purchase of an aggregate of 196,429 shares of common stock at an exercise price of $1.47 per share through June 5, 2007. In the event the Investors exercise the callable warrants, they will receive non-callable warrants for the purchase of an aggregate of 357,142 shares of common stock at an exercise price of $1.47 per share. Such non-callable warrants expire three years from the date of issuance.

The economic downturn and its impact on the telecommunications industry has resulted in delays in the build-out of high speed data friendly carrier networks and availability of data-enabled wireless devices causing the market for SmartServ's financial data and transaction services to be lackluster until now. Such delays have resulted in the Company's inability to implement its business plan and related marketing strategies. Consequently, the Company is in need of additional capital to compensate for such delays and their impact on the Company's inability to generate revenues. The Company has engaged investment bankers to assist it with the sale of equity to private investors that understand the wireless industry and the current state of the technology; however, no assurance can be given that the Company will be able to raise additional capital on satisfactory terms. Should the Company be unable to raise additional equity, it will be forced to seek a merger or cease operations.

The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss of $7,571,360 for the six months ended June 30, 2002, a net loss of $14,819,860 for the year ended December 31, 2001, and net losses of $30,993,559 and $7,124,126 for the years ended June 30, 2000 and 1999, respectively. Additionally, it had an accumulated deficit of $72,393,193 at June 30, 2002. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

As carriers, such as Verizon Wireless, AT&T Wireless and Cingular, complete the build-out of high speed data friendly networks (a process that is currently underway), management believes that the demand for the Company's products will increase from the enterprise customer, as well as the carriers themselves. Management also believes that the combination of additional capital and the successful execution of its business plan will generate sufficient revenues and cash flow from operations to enable the Company to meet its operating requirements. No assurance can be given that such goals will be obtained or that any expected revenues or cash flows will be achieved.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

In March 2002, 39 Prepaid Warrants were converted into an aggregate of 27,857 shares of common stock. No sales commissions were paid in connection with such conversion. The shares were issued in reliance upon the exemption from registration provided by Section 3 (a) (9) of the Securities Act.

In April 2002, SmartServ issued a warrant to purchase an aggregate of 5,000 shares of common stock to Pertti Johansson as partial consideration for consulting services to be provided to SmartServ. The warrant is exercisable at an exercise price of $5.38 per share, vests equally on the first and second anniversaries, and expires on April 29, 2005. No sales commissions were paid in connection with such transaction. This warrant was issued in reliance upon the exemption from registration provided by Section 4 (2) of the Securities Act.

In April 2002, SmartServ issued a warrant to purchase an aggregate of 10,000 shares of common stock to Jeffrey Braile as partial consideration for consulting services to be provided to SmartServ. The warrant is exercisable at an exercise price of $5.01 per share and expires on April 29, 2005. No sales commissions were paid in connection with such transaction. This warrant was issued in reliance upon the exemption from registration provided by Section 4 (2) of the Securities Act.

In May 2002, SmartServ issued a warrant to purchase an aggregate of 2,000 shares of common stock to Pertti Johansson as partial consideration for consulting services to be provided to SmartServ as a member of its Advisory Board. The warrant is exercisable at an exercise price of $5.01 per share and expires on April 29, 2005. No sales commissions were paid in connection with such transaction. This warrant was issued in reliance upon the exemption from registration provided by Section 4 (2) of the Securities Act.

In June 2002, SmartServ issued 785,714 shares of common stock to two accredited investors ("Investors") at a purchase price of $1.40 per share. Gross proceeds from this transaction amounted to $1,100,000. First Albany Securities Corporation, the placement agent, received a commission of $66,000 and reimbursement of direct expenses of $2,000 in connection with this transaction. Additionally, the Company issued the Investors warrants, callable under certain conditions, for the purchase of an aggregate of 1,428,571 shares of common stock at an exercise price of $1.40 per share through the expiration date on June 5, 2007, as well as non-callable warrants for the purchase of an aggregate of 196,429 shares of common stock at an exercise price of $1.47 per share through June 5, 2007. The shares and the warrants were issued in reliance upon the exemption from registration provided by Section 4 (2) of the Securities Act.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits:

99.1    Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)     REPORTS ON FORM 8-K

        The Company did not file any reports on Form 8-K during the three months ended June 30, 2002.

                             SMARTSERV ONLINE, INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        SmartServ Online, Inc.
                                        (Registrant)

                                        By:


Date: August 14, 2002                   /S/  SEBASTIAN E. CASSETTA
                                        ------------------------------------
                                             Sebastian E. Cassetta

                                             Chairman of the Board & Chief
                                             Executive Officer

Date: August 14, 2002                   /S/  THOMAS W. HALLER
                                        ------------------------------------
                                             Thomas W. Haller
                                             Sr. Vice President, Chief Financial
                                             Officer & Treasurer

                                 EXHIBIT INDEX

Exhibit         Description
-------         -----------

99.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002