Form 10QSB
period 2002-09-30
SMARTSERV ONLINE INC
filed 2002-11-18
CIK 1005698

U. S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

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
                (Issuer's Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   Yes  X      No
                                                               -----      -----
The number of shares of common stock, $.01 par value, outstanding as of November 8, 2002 was 11,148,416.

Transitional Small Business Disclosure Format (check one):
       Yes  X      No
          -----      -----

================================================================================

                             SMARTSERV ONLINE, INC.

                                   FORM 10-QSB

                                      INDEX

PART I.   FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

          Consolidated Balance Sheets - September 30, 2002
          (unaudited) and December 31, 2001....................................2

          Consolidated Statements of Operations - three months ended
          September 30, 2002 and 2001 and nine months ended September
          30, 2002 and 2001(unaudited).........................................4

          Consolidated Statement of Changes in Stockholders' Equity -
          nine months ended September 30, 2002
          (unaudited)..........................................................6

          Consolidated Statements of Cash Flows - three months ended
          September 30, 2002 and 2001 and nine months ended June 30,
          2002 and 2001(unaudited).............................................7

          Notes to Unaudited Consolidated Financial
          Statements...........................................................8

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of
          Operations..........................................................16

Item 3.   Controls and Procedures.............................................23

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings...................................................24

Item 2.   Changes in Securities and Use of Proceeds...........................24

Item 6.   Exhibits and Reports on Form 8-K....................................26

          Signatures..........................................................27

                        SMARTSERV ONLINE, INC.

                      CONSOLIDATED BALANCE SHEETS


                                                          SEPTEMBER 30,    DECEMBER 31,
                                                              2002             2001
                                                          -------------    -----------
                                                          (UNAUDITED)
ASSETS
Current assets
 Cash and cash equivalents                                $ 1,810,568      $ 6,532,323
 Accounts receivable                                          141,935           40,798
 Accrued interest receivable                                    6,706               --
 Prepaid expenses                                             228,497          531,028
                                                          -----------      -----------
Total current assets                                        2,187,706        7,104,149
                                                          -----------      -----------

Property and equipment, net                                 1,954,952        3,408,776

Other assets
 Capitalized software development costs, net of
   accumulated amortization of $447,760 at
   September 30, 2002 and $268,619 at December 31, 2001       980,348          973,594
 Security deposits                                            242,960          474,545
 Notes receivable from officer, including
   accrued interest receivable                                552,467          500,000
                                                          -----------      -----------
                                                            1,775,775        1,948,139
                                                          -----------      -----------

Total Assets                                              $ 5,918,433      $12,461,064
                                                          ===========      ===========


                        SMARTSERV ONLINE, INC.

                      CONSOLIDATED BALANCE SHEETS


                                                                SEPTEMBER 30,    DECEMBER 31,
                                                                    2002             2001
                                                                -------------    -----------
                                                                (UNAUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable                                              $  1,318,256    $  1,329,105
  Accrued liabilities                                                865,462         695,134
  Note payable                                                       500,000              --
                                                                ------------    ------------
Total current liabilities                                          2,683,718       2,024,239
                                                                ------------    ------------

Deferred revenues                                                    158,823              --

Note payable                                                              --       6,723,156

COMMITMENTS AND CONTINGENCIES - NOTE 9

STOCKHOLDERS' EQUITY
Preferred stock - $0.01 par value
  Authorized - 1,000,000 shares
  Issued and outstanding - None                                           --              --
Common stock - $.01 par value
  Authorized - 40,000,000 shares
  Issued and outstanding - 11,146,616 shares at September 30,
  2002 and 6,263,783 shares at December 31, 2001                     111,466          62,638
Additional paid-in capital                                        73,237,413      69,680,059
Notes receivable from officers for the purchase
  of restricted stock                                               (609,996)       (666,841)
Unearned compensation                                                 (7,725)       (540,354)
Accumulated deficit                                              (69,655,266)    (64,821,833)
                                                                ------------    ------------
Total stockholders' equity                                         3,075,892       3,713,669
                                                                ------------    ------------

Total Liabilities and Stockholders' Equity                      $  5,918,433    $ 12,461,064
                                                                ============    ============


See accompanying notes.

                        SMARTSERV ONLINE, INC.

                 CONSOLIDATED STATEMENTS OF OPERATIONS
                              (UNAUDITED)


                                                         THREE MONTHS                  NINE MONTHS
                                                      ENDED SEPTEMBER 30           ENDED SEPTEMBER 30
                                               ----------------------------    ----------------------------
                                                    2002           2001             2002           2001
                                               ------------    ------------    ------------    ------------
Revenues                                       $     81,847    $    824,990    $    146,483    $  3,272,827
                                               ------------    ------------    ------------    ------------
Costs and expenses:
  Costs of services                              (1,386,390)     (1,718,178)     (4,338,016)     (5,502,704)
  Sales and marketing expenses                     (454,364)       (958,092)     (2,698,013)     (3,801,287)
  General and administrative expenses            (1,087,962)     (1,004,318)     (3,328,102)     (3,613,420)
  Stock-based compensation                          (30,290)        202,837         122,831        (735,015)
                                               ------------    ------------    ------------    ------------

  Total costs and expenses                       (2,959,006)     (3,477,751)    (10,241,300)    (13,652,426)
                                               ------------    ------------    ------------    ------------

Loss from operations                             (2,877,159)     (2,652,761)    (10,094,817)    (10,379,599)
                                               ------------    ------------    ------------    ------------

Other income (expense):
  Interest income                                    74,785         101,875         106,284         459,599
  Interest expense and other financing costs       (138,439)       (188,072)       (508,184)       (410,759)
  Gain on extinguishment of debt                  5,679,261              --       5,679,261              --
  Foreign exchange losses                              (521)         (2,511)        (15,977)        (23,319)
                                               ------------    ------------    ------------    ------------
                                                  5,615,086         (88,708)      5,261,384          25,521
                                               ------------    ------------    ------------    ------------

Net income (loss)                              $  2,737,927    $ (2,741,469)   $ (4,833,433)   $(10,354,078)
                                               ============    ============    ============    ============

Basic earnings (loss) per share                $       0.34    $      (0.46)   $      (0.70)   $      (1.78)
                                               ============    ============    ============    ============

Diluted earnings (loss) per share              $       0.31    $      (0.46)   $      (0.70)   $      (1.78)
                                               ============    ============    ============    ============

Weighted average shares outstanding - basic       8,034,319       5,931,229       6,943,559       5,811,152
                                               ============    ============    ============    ============

Weighted average shares outstanding -
  diluted                                         8,965,812       5,931,229       6,943,559       5,811,152
                                               ============    ============    ============    ============


The following table illustrates the amount of stock-based compensation (charges)/credits that would have been recorded in the categories of the statement of operations had stock-based compensation not been separately stated therein:


                                                               THREE MONTHS                             NINE MONTHS
                                                            ENDED SEPTEMBER 30                       ENDED SEPTEMBER 30
                                                  ---------------------------------------  ---------------------------------------
                                                         2002                2001               2002                  2001
                                                  -------------------  ------------------  ----------------     ------------------

Costs of services                                   $      (7,895)     $     150,168       $     187,413        $        2,323

Selling, general and administrative expenses              (22,395)            52,669             (64,582)             (737,338)
                                                    -------------      -------------       -------------        --------------

                                                    $     (30,290)     $     202,837       $     122,831        $     (735,015)
                                                    =============      =============       =============        ==============


See accompanying notes.

                             SMARTSERV ONLINE, INC.

     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

                      NINE MONTHS ENDED SEPTEMBER 30, 2002
                                   (UNAUDITED)


                                            COMMON STOCK               NOTES
                                     --------------------------      RECEIVABLE      ADDITIONAL
                                                          PAR           FROM           PAID-IN        UNEARNED      ACCUMULATED
                                          SHARES         VALUE        OFFICERS         CAPITAL      COMPENSATION     DEFICIT
                                     ----------------------------------------------------------------------------------------------
Balances at December 31, 2001            6,263,783   $     62,638    $  (666,841)   $ 69,680,059    $   (540,354)   $ (64,821,833)

Issuance of common stock upon
   exercise of employee stock
   options                                  15,200            152             --          14,051              --               --

Conversion of 39 prepaid common
   stock purchase warrants into
   common stock                             27,857            278             --            (278)             --               --

Issuance of common stock through
   private placements of securities      4,669,923         46,699             --       4,018,365              --               --

Issuance of common stock upon
   exercise of warrants                    169,853          1,699             --         142,676              --               --

Amortization of unearned
   compensation over the terms of
   consulting agreements                        --             --             --              --         548,079               --

Warrants issued to consultants as
   compensation for services
   rendered and to be rendered                  --             --             --          41,250         (15,450)              --

Warrants to purchase common stock
   issued as a condition of debt
   extinguishment                               --             --             --          38,000              --               --

Change in market value of employee
   stock options                                --             --             --        (696,710)             --               --

Repayment of notes receivable from
officer                                         --             --         56,845              --              --               --

Net loss for the period                         --             --             --              --              --       (4,833,433)
                                        -----------------------------------------------------------------------------------------
Balances at September 30, 2002          11,146,616   $    111,466   $   (609,996)   $ 73,237,413    $     (7,725)   $ (69,655,266)
                                        =========================================================================================


See accompanying notes.

                             SMARTSERV ONLINE, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                            THREE MONTHS                    NINE MONTHS
                                                         ENDED SEPTEMBER 30              ENDED SEPTEMBER 30
                                                    ---------------------------     ----------------------------
                                                         2002            2001            2002           2001
                                                    ------------    ------------    ------------    ------------
OPERATING ACTIVITIES
Net income (loss)                                   $  2,737,927    $ (2,741,469)   $ (4,833,433)   $(10,354,078)
Adjustments to reconcile net income (loss) to net
cash used for operating activities:
   Gain on debt extinguishment                        (5,679,261)             --      (5,679,261)             --
   Depreciation and amortization                         507,764         664,991       1,474,654       1,869,665
   Noncash compensation costs                             26,428        (510,892)       (696,710)       (176,150)
   Noncash consulting services                             3,863         308,055         573,879         911,165
   Deferred interest on officer's loan                   (52,467)             --         (52,467)             --
   Amortization of deferred revenues                     (15,883)       (644,243)        (21,177)     (2,576,981)
   Amortization of deferred financing costs                   --          50,000              --         150,000
   Changes in operating assets and liabilities
      Accounts receivable                                 24,920          74,927        (101,137)        122,946
      Accrued interest receivable                         (6,706)             --          (6,706)             --
      Prepaid expenses                                    85,207        (722,928)        302,531        (697,264)
      Accounts payable and accrued liabilities           403,898          22,125         481,555       1,384,426
      Deferred revenues                                    5,949              --         180,000              --
      Security deposit                                   247,880           5,323         231,585        (269,370)
                                                    ------------    ------------    ------------    ------------
   Net cash used for operating activities             (1,710,481)     (3,494,111)     (8,146,687)     (9,635,641)
                                                    ------------    ------------    ------------    ------------

INVESTING ACTIVITIES
Purchase of equipment                                     (1,170)        (15,428)       (169,660)       (152,310)
Capitalization of software development costs             (45,660)        (79,478)       (185,895)       (362,526)
Loan to officer                                               --              --              --        (500,000)
                                                    ------------    ------------    ------------    ------------
   Net cash used for investing activities                (46,830)        (94,906)       (355,555)     (1,014,836)
                                                    ------------    ------------    ------------    ------------
FINANCING ACTIVITIES
Repayment of notes receivable from officers               56,845              --          56,845              --
Repayment of note payable                               (500,000)             --        (500,000)             --
Proceeds from the issuance of notes                           --         670,381              --         862,373
Proceeds from the issuance of common stock             3,688,787         250,076       4,802,990         271,185
Costs of issuing common stock                           (319,348)             --        (579,348)             --
                                                    ------------    ------------    ------------    ------------
   Net cash provided by financing activities           2,926,284         920,457       3,780,487       1,133,558
                                                    ------------    ------------    ------------    ------------
Increase (decrease) in cash and cash equivalents       1,168,973      (2,668,560)     (4,721,755)     (9,516,919)
Cash and cash equivalents - beginning of period          641,595      12,323,759       6,532,323      19,172,118
                                                    ------------    ------------    ------------    ------------

Cash and cash equivalents - end of period           $  1,810,568    $  9,655,199    $  1,810,568    $  9,655,199
                                                    ============    ============    ============    ============


See accompanying notes.

                             SMARTSERV ONLINE, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2002

1.   NATURE OF BUSINESS

SmartServ Online, Inc. ("SmartServ" or the "Company") commenced operations on August 20, 1993, and had its initial public offering on March 21, 1996. We offer wireless applications, development and hosting services that allow enterprises, wireless carriers and financial services firms to deliver content to their work forces and customers. Our products deliver proprietary information, as well as delayed and real-time financial market data, business and financial news, national weather reports and other business and entertainment information in a user-friendly manner.

We deliver mobile data solutions designed to generate additional revenue, increase operating efficiency, and extend brand awareness for wireless carriers, enterprises and content providers. We offer standard and custom-built applications designed for a vast array of wireless platforms and devices. Our applications can be delivered via JAVA, BREW, WAP and SMS, as well as RIM Blackberry and Pocket PC devices.

The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has, since its inception, incurred substantial recurring operating losses, including a net loss of $4,833,433 for the nine month period ended September 30, 2002, a net loss of $14,819,860 for the year ended December 31, 2001, and net losses of $30,993,559 and $7,124,126 for the years ended June 30, 2000 and 1999, respectively. Additionally, it had an accumulated deficit of $69,655,266 at September 30, 2002. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Such concern was expressed by our auditors, Ernst & Young LLP, in their audit report regarding the financial statements included in our Form 10-KSB for the year ended December 31, 2001. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

Our plan of operation to eliminate the uncertainty surrounding the Company's ability to continue as a going concern focuses on licensing our applications and related services to wireless carriers and financial services firms. For wireless carriers, we deliver data and branded content that can increase wireless data revenue and customer retention. For financial services firms, we offer solutions that can increase productivity and customer retention through the mobile delivery of proprietary data, as well as market data and other useful content. Management believes that SmartServ's primary source of revenues will be derived from revenue-share licensing contracts with its wireless carrier and financial services customers.

As an example, the Company has launched two products on the Verizon Wireless network. Our financial content product has been launched on Verizon's BREW (Binary Runtime Environment for Wireless) network under the Forbes.com brand name, while our SMS (Short Message Service) financial alert product has been launched on Verizon's Vtext portal. Similarly, the Company has launched its Forbes.com branded application on AT&T Wireless' m-Mode network. A MobileMarkets real-time product is also offered to wireless subscribers on Telus Mobility's network in Canada, as well as on AT&T Wireless' network in the US. Additionally, Salomon Smith Barney, in conjunction with SmartServ, has launched a wireless version of its GEO (Global Equities Online) product. GEO combines Salomon's proprietary data, such as morning call notes, with SmartServ's financial data products to form a fully integrated financial tool. While management believes that these relationships are important to the Company's success, no assurance can be given that these customers will be successful in their marketing efforts or that the Company's products and services will be well received in the marketplace.

The economic downturn in general, and its impact on the telecommunications industry in particular, has caused telecommunications service providers to reduce capital spending, personnel and debt, as well as new service introductions. This has resulted in delays in the build-out of high speed carrier data networks and availability of data-enabled wireless devices, causing the market for SmartServ's financial data and transaction services to be lackluster until now. In addition, many financial services firms have curtailed new product development to focus on data security and recovery. Consequently, the potential demand for the Company's products and services has been significantly delayed. Such delays have had a very detrimental effect on the Company's operations and have resulted in the Company's inability to implement its business plan and related marketing strategies. Consequently, in May 2002, the Company commenced an effort to realign its infrastructure and related overhead to correlate with reductions in projected revenue. As part of this effort, management closed the Company's UK and Hong Kong sales offices and downsized its domestic operations through staff reductions to a level sufficient to support the Company's projected operations through the remainder of 2002. Personnel headcount has been reduced from 66 in May to the current level of 43. These efforts have reduced the Company's average operating expenses from approximately $1,141,000 to $675,000 per month, excluding non-cash stock compensation and amortization and depreciation. As a result of the factors identified above, the Company is in need of additional capital to enable it continue as a going concern. The Company has engaged investment bankers to assist it with the sale of equity to private investors that understand the wireless industry and the current state of the technology; however, no assurance can be given that the Company will be able to raise additional capital on satisfactory terms. Should the Company be unable to raise additional debt or equity financing, it will be forced to seek a merger or cease operations.


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION
---------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, the instructions of Form 10-QSB and Rule 310 of Regulation SB and, therefore, do not include all information and notes necessary for a presentation of results of operations, financial position and cash flows in conformity with accounting principles generally accepted in the United States. The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the period ended December 31, 2001. In the opinion of the Company, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been made. Results of operations for the three month and nine month periods ended September 30, 2002 are not necessarily indicative of those expected for the year ending December 31, 2002.

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

Revenue Recognition
-------------------
The Company earns revenue from the use of its products and services in accordance with American Institute of Certified Public Accountants' ("AICPA") Statement of Position ("SOP") 97-2, "Software Revenue Recognition", SOP 98-9, "Modification of SOP 97-2, Software Recognition, With Respect to Certain Transactions", and the SEC Staff Accountant Bulletin No.101, "Revenue Recognition in Financial Statements". Specifically, there must be (1) evidence of an arrangement, (2) delivery of our products and services, (3) fixed and determinable fees and (4) probable collectibility of such fees. Multi-element revenue agreements are recognized based on vendor specific objective evidence of individual components or if the elements in the arrangement cannot be separated, recognized as one element ratably over the term of the agreement.

Subscription Revenue
--------------------
Subscription revenue consists of fixed and variable charges for the usage of the Company's products and services provided through its relationships with wireless telecommunications carriers and a financial services company. Such revenue is recognized as the services are provided on a monthly basis.

Development and Integration Revenue
-----------------------------------
Development and integration fees are charged for the development of private-labeled applications for customers that incorporate our customers' proprietary data into SmartServ's products and services. Such fees are recognized ratably over the term of the agreement.

Service Revenue
---------------
Service revenue is derived from consulting or by providing other professional services to customers. Revenue from the performance of such services is recognized when the services are performed. Losses from professional services contract, if any, are recognized at the time such losses are identified. Maintenance and support fees paid in advance are nonrefundable and are recognized ratably over the term of the agreement, generally 12 months.

Hosting Services
----------------
Hosting service arrangements are based on a flat monthly fee or on the number of users and may include a one-time setup fee. The one-time setup fee is recognized over the term of the hosting arrangement, and the hosting services revenue is recognized monthly as earned on a fixed fee or variable rate basis.

Deferred revenues, resulting from customer prepayments, are recognized as services are provided throughout the term of the agreement with the respective customer. Deferred revenues resulting from our agreement with Data Transmission Network Corporation ("DTN") were amortized over the anticipated future revenue stream, a period of 42 months, commencing June 1, 1999. We amended our agreement with DTN such that, effective September 1, 2000, SmartServ performed maintenance and enhancement services through December 2000 and provided operational support through August 2001. Therefore, commencing September 1, 2000, deferred revenues were amortized to income on a straight-line basis over the period through August 2001.

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

Capitalized Software Development Costs
--------------------------------------
In connection with certain contracts entered into between SmartServ and its customers, as well as other development projects, we have capitalized costs related to certain product enhancements and application development in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." Specifically, all software development costs are charged to expense as incurred until technological feasibility has been established for the product. Thereafter, additional costs incurred for development are capitalized. Capitalization ceases when the product is available for general release to customers. Amortization of capitalized software development costs is provided on a product-by-product basis over the economic life, not to exceed three years, of the product using the straight-line method. Amortization of capitalized software development costs commences with the products' general release to customers.

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

Interest, debt origination and other financing costs paid during the three month periods ended September 30, 2002 and 2001 were $138,439 and $138,072, respectively, and for the nine month periods ended September 30, 2002 and 2001 were $508,184 and $260,759, respectively.

Concentration of Credit Risk
----------------------------

Financial instruments that potentially subject SmartServ to concentrations of credit risk consist primarily of its commercial paper investments and accounts receivable. It is management's policy to invest in only those companies with a AAA credit rating. At September 30, 2002, accounts receivable consist principally of amounts due from a major financial services company. We perform periodic credit evaluations of our customers and, if applicable, provide for credit losses in the financial statements.


Property and Equipment
----------------------
Property and equipment are stated at cost. Equipment purchased under a capital lease is recorded at the present value of the future minimum lease payments at the date of acquisition. Depreciation is computed using the straight-line method over the estimated useful lives of three to ten years.

Advertising Costs
-----------------
Advertising costs are expensed as incurred and were approximately $28,000 and $18,800 during the three month periods ended September 30, 2002 and 2001, respectively, and $264,900 and $47,400 during the nine month periods ended September 30, 2002 and 2001, respectively.

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

Foreign Currency Translation
----------------------------
The financial statements of foreign subsidiaries have been translated into U.S. dollars in accordance with FASB Statement No. 52, "Foreign Currency Translation". All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Income statement amounts have been translated using the average rate for the year. Gains and losses resulting from the changes in exchange rates from year to year are reported in other comprehensive income.

Recent Accounting Pronouncements
--------------------------------
In July 2001, the Financial Accounting Standards Board issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141 requires the use of the purchase method of accounting for business combinations initiated after June 30, 2001, while SFAS No. 142 requires that the amortization of goodwill and certain other intangible assets cease and the related asset values be reviewed annually for impairment. The Company does not anticipate any material impact on its consolidated results of operations, financial position or cash flows related to the implementation of SFAS No. 141 and No. 142.

Effective January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which provides a single accounting model for measuring impairment of long-lived assets and the disposal of such assets. The adoption of SFAS No. 144 had no impact on the Company's consolidated results of operations, financial position or cash flows.

In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". The Company has early adopted SFAS No. 145. Accordingly, the Company's gain on extinguishment of debt has been recorded in "Other Income" in the consolidated financial statements.

In July 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with an Exit or Disposal Activity". SFAS No. 146 revises the accounting for exit and disposal activities under Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)", by potentially spreading out the reporting of expenses related to restructuring activities. A commitment to a plan to exit an activity or dispose of long-lived assets will no longer be sufficient to record a one-time charge for most restructuring activities. Instead, companies will record exit or disposal costs when they are incurred and can be measured at fair value. In addition, the resultant liabilities will be subsequently adjusted for changes in estimated cash flows. SFAS No. 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002. Companies may not restate previously issued financial statements for the effect of the provisions of SFAS No. 146, and liabilities that a company previously recorded under EITF Issue 94-3 are grandfathered. The Company will adopt SFAS No. 146 on January 1, 2003, and it does not believe that the adoption of this new standard will have a material effect on its consolidated results of operations, financial position or cash flows.

RECLASSIFICATIONS
-----------------
Certain amounts reported in the consolidated financial statements for the three and nine month periods ended September 30, 2001 have been reclassified to conform to the 2002 presentation.

3.   Property and Equipment

Property and equipment consist of the following:


                                                                              September 30,           December 31,
                                                                                   2002                    2001
                                                                            -------------------      -----------------
   Data processing equipment                                                $     4,599,724          $     5,033,498
   Data processing equipment purchased under a capital lease                        246,211                  246,211
   Office furniture and equipment                                                   151,263                  151,263
   Display equipment                                                                 71,335                   71,335
   Leasehold improvements                                                            69,852                   55,570
                                                                            ---------------          ---------------

                                                                                  5,138,385                5,557,877

   Accumulated depreciation, including $246,211 at September 30,
     2002 and $229,797 at December 31, 2001 for equipment
     purchased under a capital lease                                             (3,183,433)              (2,149,101)
                                                                            ---------------          ---------------
                                                                            $     1,954,952          $     3,408,776
                                                                            ===============          ===============


4.   NOTES RECEIVABLE FROM OFFICER

In December 2000, the Company's Board of Directors authorized the issuance of a line of credit to Sebastian Cassetta, SmartServ's Chief Executive Officer, for an amount not to exceed $500,000. Such amount bears interest at the prime rate and matures on March 20, 2004. Pursuant to the terms of the note, interest for the period January 2, 2001 to June 30, 2002, shall accrue and be payable at maturity. Commencing July 1, 2002 until maturity, interest shall be payable semi-annually in arrears on January 1st and July 1st.

5.   NOTE PAYABLE

In May 2000, we entered into a Business Alliance Agreement with Hewlett-Packard Company ("HP") whereby the companies agreed to jointly market their respective products and services, and to work on the build-out of SmartServ's domestic and international infrastructure. In furtherance of these objectives, HP provided the Company with a line of credit of up to $20,000,000 for the acquisition of approved hardware, software and services. On September 10, 2002, the Company and HP amended the terms of the promissory note to provide for the (i) reduction of SmartServ's aggregate outstanding principal and accrued interest amount of $7,045,000 to $1,000,000, (ii) return of certain unused hardware by SmartServ,
(iii) issuance by SmartServ of a warrant for the purchase of 50,000 shares of common stock and (iv) repayment of $500,000 of the amended obligation on September 10, 2002. The remaining obligation is evidenced by a note, bearing an interest rate of 11%, secured by the Company's assets exclusive of its internally developed software products, that may be converted into our common stock at $33.56 per share and that is to be repaid as follows: $200,000 on December 31, 2002, $200,000 on January 28, 2003 and $100,000 on February 27,
2003. The warrant expires on September 9, 2005 and has an exercise price of $1.166, determined as 110% of the average closing bid price of the common stock for the five trading days prior to September 10, 2002. In connection therewith, the Company recorded a charge to earnings of $38,000 representing the fair value of the warrant as determined in accordance with the Black-Scholes pricing model.

The restructuring of the obligation resulted in a net gain of $5,679,261 which has been recorded as "Other Income" in the consolidated financial statements.

6.   STOCKHOLDERS' EQUITY

During the nine month period ended September 30, 2002, the Company issued warrants to purchase 17,000 shares of our common stock to certain marketing consultants as partial compensation for services rendered and to be rendered to SmartServ. The warrants have exercise prices of $5.01 and $5.38, expire on April 29, 2005, and have been recorded in the consolidated financial statements at fair market value as determined in accordance with the Black-Scholes pricing model.

In June 2002, SmartServ issued 785,714 shares of its common stock to two accredited investors ("June Investors") at a purchase price of $1.40 per share. Gross proceeds from this transaction amounted to $1,100,000. First Albany Securities Corporation, the placement agent, received a commission of $66,000 and reimbursement of direct expenses of $2,000 in connection with this transaction. Each of the June Investors received a fee of $50,000 in connection with the performance of due diligence related to their investment in the Company. Additionally, the Company issued to the June Investors warrants, callable under certain conditions, for the purchase of an aggregate of 1,428,571 shares of common stock at an exercise price of $1.40 per share through the expiration date on June 5, 2007, as well as non-callable warrants for the purchase of an aggregate of 196,429 shares of common stock, subject to antidilution adjustments upon the occurrence of certain events, at an exercise price of $1.47 per share through June 5, 2007. The callable warrants provided that upon exercise the June Investors would receive non-callable warrants for the purchase of an aggregate of 357,142 shares of common stock at an exercise price of $1.47 per share. In August 2002, pursuant to the terms of the callable warrants, the Company provided the June Investors with a notice, calling such warrants. In September 2002, the callable warrants expired unexercised.

In September 2002, SmartServ issued units consisting of 3,884,209 shares of its common stock and warrants to purchase 1,942,109 shares of common stock exercisable at $0.85 per share through September 8, 2007 to 22 accredited investors at a purchase price of $0.9125 per unit. Gross proceeds from this transaction amounted to $3,544,346. SmartServ paid fees consisting of $249,050, an expense allowance of $25,000, and issued warrants to purchase 438,046 shares of common stock at an exercise price of $0.85 per share, expiring on September 8, 2007, as compensation to certain individuals and entities that acted as finders. Pursuant to the terms of the Securities Purchase Agreement, the Company has filed a registration statement with the Securities and Exchange Commission requesting registration of the common stock issued in this transaction, as well as those shares issuable upon exercise of the warrants to purchase common stock.

In September 2002, SmartServ issued 169,853 shares of common stock upon the exercise, by a June Investor, of warrants to purchase such shares at an exercise price, after anti-dulution adjustments, of $0.85 per share. Proceeds from the issuance were $144,375.

7.   STOCK-BASED COMPENSATION

In connection with the grant of certain stock options, warrants and other compensation arrangements, we have recorded charges to earnings that are noncash in nature. Certain of these stock option grants are subject to the variable plan requirements of APB No. 25 that require us to record compensation expense for changes in the fair value of our common stock.

The following table illustrates the amount of stock-based compensation (charges)/credits that would have been recorded in the categories of the statement of operations had stock-based compensation not been separately stated therein:


                                      THREE MONTHS             NINE MONTHS
                                   ENDED SEPTEMBER 30      ENDED SEPTEMBER 30
                                ------------------------------------------------
                                   2002         2001        2002         2001
                                ---------    ---------   ---------    ----------

Costs of services               $  (7,895)   $ 150,168   $ 187,413    $   2,323

Selling, general and
administrative expenses         $ (22,395)   $  52,669   $ (64,582)   $(737,338)
                                ---------    ---------   ---------    ---------

                                $ (30,290)   $ 202,837   $ 122,831    $(735,015)
                                =========    =========   =========    =========

Stock-based compensation for the three and nine month periods ended September 30, 2002 and 2001 consists of the impact of changes in the market value of the Company's common stock on the value of options to purchase common stock issued to employees, as well as the amortization of deferred costs associated with the issuance of warrants to purchase common stock.

8.   EARNINGS PER SHARE

The  following  table sets forth the  computation  of basic and  diluted  income
(loss) per share:

                                         THREE MONTHS                    NINE MONTHS
                                       ENDED SEPTEMBER 30             ENDED SEPTEMBER 30
                                   ---------------------------   ---------------------------
                                        2002         2001            2002           2001
                                   ------------   -----------    -----------    ------------
Numerator
   Net earnings (loss)             $  2,737,927   $(2,741,469)   $(4,833,433)   $(10,354,078)
                                   ============   ===========    ===========    ============
Denominator
  Denominator for basic
  earnings per share - weighted
  average shares                      8,034,319     5,931,229      6,943,559       5,811,152

  Dilutive effect of warrants to
  purchase common stock                 891,012            --             --              --

  Dilutive effect of employee
  stock options and restricted
  shares                                 40,481            --             --              --
                                   ------------   -----------    -----------    ------------




  Denominator for diluted
  earnings per share                  8,965,812     5,931,229      6,943,559       5,811,152
                                   ============   ===========    ===========    ============
Basic earnings (loss) per
  common share                     $       0.34   $     (0.46)   $     (0.70)   $      (1.78)
                                   ============   ===========    ===========    ============

Diluted earnings (loss) per
  common share                     $       0.31   $     (0.46)   $     (0.70)   $      (1.78)
                                   ============   ===========    ===========    ============


Outstanding employee stock options and other warrants to purchase an aggregate of 6,850,100 shares of common stock at September 30, 2002 were not included in the computation of diluted earnings per share for the nine month period ended September 30, 2002, because the Company reported a loss for the period and, therefore their inclusion would be antidilutive.

9.   COMMITMENTS AND CONTINGENCIES

On or about June 4, 1999, Michael Fishman, our former Vice President of Sales, commenced an action against us, Sebastian E. Cassetta (our Chairman of the Board and Chief Executive Officer), Steven Francesco (our former President) and four others in the Connecticut Superior Court for the Judicial District of Stamford/Norwalk at Stamford alleging breach of his employment contract, breach of duty of good faith and fair dealing, fraudulent misrepresentation, negligent misrepresentation, intentional misrepresentation and failure to pay wages. The defendants have answered the complaint and filed counterclaims for fraudulent inducement and breach of contract. The fraud and misrepresentation claims have been dismissed. The parties have filed motions for summary judgment that will be subject to oral argument in December of 2002. Although we are vigorously defending this action, there can be no assurance that we will be successful. The unfavorable outcome of such action could have a material adverse effect on our consolidated results of operations, financial condition and cash flows.

On or about February 29, 2000, Commonwealth Associates, L.P. ("Commonwealth") filed a complaint against us in the Supreme Court of the State of New York, County of New York. The complaint alleges that on or about August 19, 1999, Commonwealth and SmartServ entered into an engagement letter pursuant to which Commonwealth was to provide financial advisory and investment banking services to SmartServ in connection with a possible combination between SmartServ and Data Link Systems Corporation. The engagement letter provided for a nonrefundable fee of $15,000 payable in cash or common stock at SmartServ's option. The complaint alleges that SmartServ elected to pay the fee in stock and seeks 13,333 shares of common stock or at least $1,770,000 together with interest and costs. We have denied the material allegations of the complaint, including the allegation that we elected to pay in stock. A trial was held in New York Supreme Court on November 7 and 8, 2002. The parties have until December 16, 2002 to file post-trial pleadings and a decision is expected soon thereafter. Although we are vigorously defending this action, there can be no assurance that we will be successful. The unfavorable outcome of such action could have a material adverse effect on our consolidated results of operations, financial condition and cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

SmartServ commenced operations on August 20, 1993, and had its initial public offering on March 21, 1996. We offer wireless applications, development and hosting services that allow enterprises, wireless carriers and financial services firms to deliver content to their work forces and customers. Our products deliver proprietary information, as well as delayed and real-time financial market data, business and financial news, national weather reports and other business and entertainment information in a user-friendly manner.

We deliver mobile data solutions designed to generate additional revenue, increase operating efficiency, and extend brand awareness for wireless carriers, enterprises and content providers. We offer standard and custom-built applications designed for a vast array of Web and wireless platforms and devices. Our applications can be delivered via JAVA, BREW, WAP and SMS, as well as RIM Blackberry and Pocket PC devices.

RESULTS OF OPERATIONS

QUARTER ENDED SEPTEMBER 30, 2002 VERSUS QUARTER ENDED SEPTEMBER 30, 2001

During the quarters ended September 30, 2002 and 2001, we recorded revenues of $81,847 and $824,990, respectively. Revenues generated in 2002 were derived from the licensing of our wireless data products to a financial services institution while substantially all revenues in 2001 were earned through our licensing agreement with Data Transmission Network Corporation ("DTN"). During the quarters ended September 30, 2002 and 2001, we recognized $0 and $644,243, respectively, from the amortization of deferred revenues associated with the DTN agreement.

During the quarter ended September 30, 2002, we incurred costs of services of $1,386,390. Such costs decreased $331,800 or 19.3% compared to the corresponding quarter of 2001 due primarily to a reduction in services for technical consultants and the reduction of amortization of capitalized software development costs. Capitalized software development costs associated with the products licensed to DTN were amortized on a straight-line basis over the life of the agreement and were fully amortized at August 31, 2001, the termination date of the agreement. Costs of services consisted primarily of information and communication costs ($225,900), personnel costs ($606,300), computer hardware leases, depreciation and maintenance costs ($443,900), and amortization expenses relating to capitalized software development costs ($87,600). During the quarter ended September 30, 2001, we incurred costs of services of $1,718,178. Such costs consisted primarily of information and communication costs ($234,800), personnel costs ($592,600), systems consultants ($148,600), computer hardware leases, depreciation and maintenance costs ($434,800), and amortization expenses relating to capitalized software development costs ($285,200). During the quarters ended September 30, 2002 and 2001, we capitalized $45,700 and $79,500, respectively, of development costs in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed".

During the quarter ended September 30, 2002, we incurred general and administrative expenses of $1,087,962. Such costs increased $83,700 or 8.3% compared to the corresponding quarter of 2001 due primarily to an increase in personnel costs and professional fees. General and administrative costs were incurred primarily for personnel costs ($385,900), travel and lodging ($24,200), professional fees ($297,100), facilities ($127,400), insurance ($106,500), computer hardware leases, depreciation and maintenance costs ($54,000), and communication costs ($12,300). During the quarter ended September 30, 2001, we incurred general and administrative expenses of $1,004,318. Such costs were incurred primarily for personnel costs ($337,500), travel and lodging ($33,100), professional fees ($263,700), facilities ($113,000), insurance ($134,600), computer hardware leases, depreciation and maintenance costs ($39,500), and communication costs ($12,200).

During the quarter ended September 30, 2002, we incurred sales and marketing expenses of $454,364. Such costs decreased $503,700 or 52.6% compared to the corresponding quarter of 2001 due primarily to a reduction of personnel. During the second quarter of 2002, the Company commenced the closing of its sales offices in Hong Kong and the United Kingdom thereby eliminating a substantial portion of the costs of such sales offices from the quarter ended September 30, 2002. Sales and marketing expenses were incurred primarily for personnel costs ($292,500), facilities ($32,000), consulting fees ($29,800), communication costs ($17,400), advertising and trade shows ($43,000), and travel and lodging ($32,100). During the quarter ended September 30, 2001, we incurred sales and marketing expenses of $958,092. Such costs were incurred primarily for personnel costs ($648,600), advertising and trade shows ($44,500), communication costs ($37,500) consulting fees ($40,700), travel and lodging ($84,300) and facilities ($29,200).

During the quarter ended September 30, 2002, a net noncash charge for stock-based compensation amounted to $30,290 compared to a net noncash credit of $202,837 during the quarter ended September 30, 2001. Such noncash amounts are primarily related to the valuation of stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). Certain options are subject to the variable plan requirements of APB No. 25, as they were repriced, and therefore, compensation expense is recognized for changes in the fair value of our common stock. Noncash charges for professional fees for the quarters ended September 30, 2002 and 2001 were $3,900 and $308,100, respectively, resulting primarily from the amortization of deferred costs associated with the issuance of warrants to purchase common stock to various financial, marketing and technical consultants. The value of substantially all of such common stock purchase warrants has been recorded in accordance with the Black-Scholes pricing model.

Interest income for the quarters ended September 30, 2002 and 2001 amounted to $74,785 and $101,875, respectively. The decrease of 27,090 or 26.6% was caused by the use of working capital to fund the Company's operations. Such amounts were earned primarily from our investments in highly liquid commercial paper and money fund accounts. During the quarters ended September 30, 2002 and 2001, interest and other financing costs were $138,439 and $188,072, respectively. Such costs were incurred primarily in connection with the $20 million line of credit facility with Hewlett-Packard Company ("HP") and decreased in 2002 compared to 2001 due to the restructuring of such obligation on September 10, 2002.

In September 2002, the Company and HP amended the terms of the promissory note between the companies to provide for the (i) reduction of SmartServ's aggregate outstanding principal and accrued interest amount of $7,045,000 to $1,000,000,
(ii) return of certain unused hardware by SmartServ, (iii) issuance by SmartServ of a warrant for the purchase of 50,000 shares of common stock and (iv) repayment of $500,000 of the amended obligation on September 10, 2002. The restructuring of the obligation resulted in a net gain to the Company of $5,679,261, inclusive of a charge to earnings of $38,000 representing the fair value of the warrant as determined in accordance with the Black-Scholes pricing model.

Basic earnings were $0.34 per share for the three months ended September 30, 2002 versus a loss of $0.46 per share for the three months ended September 30, 2001. Diluted earnings for the three months ended

September 30, 2002 were $0.31 per share versus a loss of $0.46 per share for the three months ended September 30, 2001. Basic weighted average shares outstanding increased to 8,034,319 at September 30,2002 from 5,931,229 at September 30, 2001. Diluted weighted average shares outstanding increased to 8,965,812 at September 30, 2002 from 5,931,229 at September 30, 2001.

NINE MONTHS ENDED SEPTEMBER 30, 2002 VERSUS NINE MONTHS ENDED SEPTEMBER 30, 2001

During the nine months ended September 30, 2002 and 2001, we recorded revenues of $146,483 and $3,272,827, respectively. Revenues generated in 2002 were derived from the licensing of our wireless data products to a financial services institution while substantially all revenues in 2001 were earned through our licensing agreement with DTN. During the nine months ended September 30, 2002 and 2001, we recognized $0 and $2,577,000, respectively, from the amortization of deferred revenues associated with the DTN agreement.

During the nine months ended September 30, 2002, we incurred costs of services of $4,338,016. Such costs decreased $1,164,700 or 21.2% compared to the corresponding quarter of 2001 due primarily to a reduction in services for technical consultants and the reduction of amortization of capitalized software development costs partially offset by an increase in personnel costs. Capitalized software development costs associated with the products licensed to DTN were amortized on a straight-line basis over the life of the agreement and were fully amortized at August 31, 2001, the termination date of the agreement. Costs of services consisted primarily of information and communication costs ($621,000), personnel costs ($2,065,000), computer hardware leases, depreciation and maintenance costs ($1,403,500), and amortization expenses relating to capitalized software development costs ($179,800). During the nine months ended September 30, 2001, we incurred costs of services of $5,502,704. Such costs consisted primarily of information and communication costs ($667,900), personnel costs ($1,766,100), systems consultants ($971,700), computer hardware leases, depreciation and maintenance costs ($1,277,300), and amortization expenses relating to capitalized software development costs ($746,000). During the nine months ended September 30, 2002 and 2001, we capitalized $185,900 and $362,500, respectively, of development costs in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed".

During the nine months ended September 30, 2002, we incurred general and administrative expenses of $3,328,102. Such costs decreased $285,300 or 7.9%
compared to the corresponding quarter of 2001 due primarily to a decrease in personnel costs and professional fees. General and administrative costs were incurred primarily for personnel costs ($1,120,600), professional fees
($899,800),  facilities  ($399,000),  insurance  ($432,700),  travel and lodging
($66,100),   computer  hardware  leases,   depreciation  and  maintenance  costs
($137,900), and communication costs ($53,300). During the nine months ended September 30, 2001, we incurred general and administrative expenses of $3,613,420. Such costs were incurred primarily for personnel costs ($1,201,700), professional fees ($1,028,800), facilities ($387,100), insurance ($385,200), travel and lodging ($110,800), computer hardware leases, depreciation and maintenance costs ($116,000), and communication costs ($46,600).

During the nine months ended September 30, 2002, we incurred sales and marketing expenses of $2,698,013. Such costs decreased $1,103,300 or 29.0% compared to the corresponding quarter of 2001 due primarily to the reduction of personnel, marketing consultants and travel costs associated therewith, partially offset by an increase in costs incurred for trade shows during the period October 2001 through April 2002. During the second quarter of 2002, the Company commenced the closing of its sales offices in Hong Kong and the United Kingdom thereby eliminating a substantial portion of the costs of such sales offices from the quarter ended September 30, 2002. Sales and marketing expenses were incurred primarily for personnel costs ($1,471,600), advertising and trade shows ($606,100), facilities ($112,900), consulting fees ($187,600), and travel and lodging ($214,600). During the nine months ended September 30, 2001,we incurred sales and marketing expenses of $3,801,287. Such costs were incurred primarily for personnel costs ($2,116,600), consulting fees ($528,600), travel and lodging ($372,000), advertising and trade shows ($356,800), communication costs ($79,000) and facilities ($95,600).

During the nine months ended September 30, 2002, a net noncash credit for stock-based compensation amounted to $122,831 compared to a $735,015 charge during the nine months ended September 30, 2001. Such noncash amounts are primarily related to the valuation of stock-based compensation in accordance with APB No. 25. Certain options are subject to the variable plan requirements of APB No. 25, as they were repriced, and therefore, compensation expense is recognized for changes in the fair value of our common stock. Noncash charges for professional fees for the nine months ended September 30, 2002 and 2001, were $573,879 and $911,165, respectively, resulting primarily from the amortization of deferred costs associated with the issuance of warrants to purchase common stock to various financial, marketing and technical consultants. The value of substantially all of such common stock purchase warrants has been recorded in accordance with the Black-Scholes pricing model.

Interest income for the nine months ended September 30, 2002 and 2001 amounted to $106,284 and $459,599, respectively. The decrease of $353,315 or 76.9% was caused by the use of working capital to fund the Company's operations. Such amounts were earned primarily from our investments in highly liquid commercial paper and money fund accounts. During the nine months ended September 30, 2002 and 2001, interest and other financing costs were $508,184 and $410,759, respectively. Such costs were incurred primarily in connection with the $20 million line of credit facility with HP which was restructured on September 10, 2002.

In September 2002, the Company and HP amended the terms of the promissory note between the companies to provide for the (i) reduction of SmartServ's aggregate outstanding principal and accrued interest amount of $7,045,000 to $1,000,000,
(ii) return of certain unused hardware by SmartServ, (iii) issuance by SmartServ of a warrant for the purchase of 50,000 shares of common stock and (iv) repayment of $500,000 of the amended obligation on September 10, 2002. The restructuring of the obligation resulted in a net gain to the Company of $5,679,261, inclusive of a charge to earnings of $38,000 representing the fair value of the warrant as determined in accordance with the Black-Scholes pricing model.

The basic and diluted loss per share was $0.70 for the nine months ended September 30, 2002 versus $1.78 per share for the nine months ended September 30, 2001. Basic and diluted weighted average shares outstanding increased to 6,943,559 at September 30, 2002 from 5,811,152 at September 30, 2001.

CAPITAL RESOURCES AND LIQUIDITY

At September 30, 2002, the Company had $1.8 million in cash. Net cash used in operations was $1.7 million for the three-month period ended September 30, 2002 compared to $3.5 million during the three-month period ended September 30, 2001. Net cash used in operations during the nine-month period ended September 30, 2002 was $8.1 million compared to $9.6 million during the nine-month period ended September 30, 2001. The Company's initiative to close the Hong Kong and United Kingdom sales offices and adjust its US personnel and operations to focus its resources on meeting the growing demand for its products and services throughout North America was the primary reason for the reduction.

The other uses of cash during the nine-month period ended September 30, 2002 were primarily for the partial repayment of our obligation to HP in the amount of $500,000, the purchase of computer equipment and related software in the amount of $165,000 and the capitalization of software development costs in the amount of $186,000. This compares to $152,000 for computer equipment and related software, $363,000 for software development costs and $500,000 for a loan to the Company's Chairman and Chief Executive Officer during the nine month period ended September 30, 2001.

In May 2000, we entered into a Business Alliance Agreement with HP whereby the companies agreed to jointly market their respective products and services and to work on the build-out of SmartServ's domestic and international infrastructure. In furtherance of these objectives HP provided us with a line of credit of up to $20,000,000 for the acquisition of approved hardware, software and services. As of September 28, 2001, the expiration date of the facility, HP had advanced us $6,723,156 thereunder. On September 10, 2002, the Company and HP amended the terms of the promissory note to provide for the (i) reduction of SmartServ's aggregate outstanding principal and accrued interest amount of $7,045,000 to $1,000,000, (ii) return of certain unused hardware by SmartServ, (iii) issuance by SmartServ of a warrant for the purchase of 50,000 shares of common stock and
(iv) repayment of $500,000 of the amended obligation on September 10, 2002. The remaining obligation is evidenced by a note, bearing an interest rate of 11%, secured by the Company's assets, exclusive of its internally developed software products, may be converted into our common stock at $33.56 per share and is to be repaid as follows: $200,000 on December 31, 2002, $200,000 on January 28, 2003 and $100,000 on February 27, 2003. The warrant expires on September 9, 2005 and has an exercise price of $1.166 per share. In connection therewith, the Company recorded a charge to earnings of $38,000 representing the fair value of the warrant as determined in accordance with the Black-Scholes model. The
Company would receive gross proceeds of $58,300 from the exercise of the warrants. The Company recognized a net gain of $5,679,261 resulting from the extinguishment of this obligation.

In June 2002, First Albany Corporation, acting as placement agent for SmartServ, completed a private placement of 785,714 shares of common stock at $1.40 a share. The net proceeds of $840,000 from the issuance of these shares were used for general working capital requirements. Additionally, the Company issued to the June Investors warrants, callable under certain conditions, for the purchase of an aggregate of 1,428,571 shares of common stock at an exercise price of $1.40 per share through the expiration date on June 5, 2007, as well as non-callable warrants for the purchase of an aggregate of 196,429 shares of common stock, subject to antidilution adjustments upon the occurrence of certain events, at an exercise price of $1.47 per share through June 5, 2007. In August 2002, pursuant to the terms of the callable warrants, the Company provided the June Investors with a notice, calling such warrants. In September 2002 the callable warrants expired unexercised.

In September 2002, SmartServ issued units consisting of 3,884,209 shares of its common stock and warrants to purchase 1,942,109 shares of common stock exercisable at $0.85 through September 8, 2007 to 22 accredited investors at a purchase price of $0.9125 per unit. Gross proceeds from this transaction amounted to $3,544,346. SmartServ agreed to pay fees consisting of $249,050, an expense allowance of

$25,000, and warrants to purchase 438,046 shares of common stock at an exercise price of $0.85 per share, expiring on September 8, 2007, as compensation to certain individuals and entities that acted as finders. While the warrants to purchase common stock represent an additional source of capital, they by their terms mature in September 2007 and are not callable by the Company. Therefore, they cannot be relied upon by the Company as a definite source of capital. The warrantholders may choose to exercise their warrants should there be a significant increase in the market value of the Company's common stock or should the Company amend the terms of the warrants to provide an inducement to the warrantholders to exercise such warrants.

During the period January 1, 2000 through September 30, 2002, we issued 1,857,433 shares of common stock to investors upon the exercise of warrants to purchase such shares. Proceeds from the exercise of these warrants were $3,402,000. Substantially all of these warrants were exercised during the 18 months ended June 30, 2001 when the market value of the Company's common stock was significantly greater that it is currently.

The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has, since its inception, incurred substantial recurring operating losses, including a net loss of $4,892,606 for the nine months ended September 30, 2002, a net loss of $14,819,860 for the year ended December 31, 2001, and net losses of $30,993,559 and $7,124,126 for the years ended June 30, 2000 and 1999, respectively. Additionally, it had an accumulated deficit of $69,714,439 at September 30, 2002. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Such concern was expressed by our auditors, Ernst & Young LLP, in their audit report regarding the financial statements included in our Form 10-KSB for the year ended December 31, 2001. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

Our plan of operation to eliminate the uncertainty surrounding the Company's ability to continue as a going concern focuses on licensing our applications and related services to wireless carriers and financial services firms. For wireless carriers, we deliver data and branded content that can increase wireless data revenue and customer retention. For financial services firms, we offer solutions that can increase productivity and customer retention through the mobile delivery of proprietary data, as well as market data and other useful content. Management believes that SmartServ's primary source of revenues will be derived from revenue-share licensing contracts with its wireless carrier and financial services customers.

As an example, the Company has launched two products on the Verizon Wireless network. Our financial content product has been launched on Verizon's BREW (Binary Runtime Environment for Wireless) network under the Forbes.com brand name, while our SMS (Short Message Service) financial alert product has been launched on Verizon's Vtext portal. Similarly, the Company has launched its Forbes.com branded application on AT&T Wireless' m-Mode network. A MobileMarkets real-time product is also offered to wireless subscribers on Telus Mobility's network in Canada, as well as on AT&T Wireless' network in the US. Additionally, Salomon Smith Barney, in conjunction with SmartServ, has launched a wireless version of its GEO (Global Equities Online) product. GEO combines Salomon's proprietary data, such as morning call notes, with SmartServ's financial data products to form a fully integrated financial tool. While management believes that these relationships are important to the Company's success, no assurance can be given that these customers will be successful in their marketing efforts or that the Company's products and services will be well received in the marketplace.

The economic downturn in general, and its impact on the telecommunications industry in particular, has caused telecommunications service providers to reduce capital spending, personnel and debt, as well as new service introductions. This has resulted in delays in the build-out of high speed carrier data networks and availability of data-enabled wireless devices, causing the market for SmartServ's financial data and transaction services to be lackluster until now. In addition, many financial services firms have curtailed new product development to focus on data security and recovery. Consequently, the potential demand for the Company's products and services has been significantly delayed. Such delays have had a very detrimental effect on the Company's operations and have resulted in the Company's inability to implement its business plan and related marketing strategies. Consequently, in May 2002, the Company commenced an effort to realign its infrastructure and related overhead to correlate with reductions in projected revenue. As part of this effort, management closed the Company's UK and Hong Kong sales offices and downsized its domestic operations through staff reductions to a level sufficient to support the Company's projected operations through the remainder of 2002. Personnel headcount has been reduced from 66 in May to the current level of 43. These efforts have reduced the Company's average operating expenses from approximately $1,141,000 to $675,000 per month. As a result of the factors identified above, the Company is in need of additional capital to enable it continue as a going concern. The Company has engaged investment bankers to assist it with the sale of equity to private investors that understand the wireless industry and the current state of the technology; however, no assurance can be given that the Company will be able to raise additional capital on satisfactory terms. Should the Company be unable to raise additional debt or equity financing, it will be forced to seek a merger or cease operations.

SUMMARY OF CRITICAL ACCOUNTING POLICIES

The preparation of the consolidated financial statements, in conformity with accounting principles generally accepted in the United States, requires that management make critical decisions regarding accounting policies and judgments concerning their application. Materially different amounts could be reported under different circumstances and conditions.

Capitalized Software Development Costs
--------------------------------------
In connection with certain contracts entered into between SmartServ and its customers, as well as other development projects, the Company capitalizes costs related to certain product enhancements and application development. Specifically, all software development costs are charged to expense as incurred until technological feasibility has been established for the product.
Thereafter, additional costs incurred for development are capitalized. Capitalization ceases when the product is available for general release to customers. The Company has entered into several contracts with wireless telecommunications carriers which will need to generate revenues for the Company to support the carrying amount of capitalized software development costs. Amortization of software development costs is provided on a product-by-product basis over the economic life, not to exceed three years, of the product using the straight-line method. Amortization of capitalized software development costs commences with the products' general release to customers. The determination of estimated useful economic lives and whether or not these assets are impaired involves significant judgments. Changes in strategy and/or market conditions could significantly impact these judgments and require adjustments to recorded asset balances.

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

Item 3. Controls and Procedures

     (a) Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended. Based upon the evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that these disclosure controls and procedures are effective.

     (b) There have been no significant changes in our internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART 2.  OTHER INFORMATION

                             SMARTSERV ONLINE, INC.

ITEM 1. LEGAL PROCEEDINGS

On or about June 4, 1999, Michael Fishman, our former Vice President of Sales, commenced an action against us, Sebastian E. Cassetta (our Chairman of the Board and Chief Executive Officer), Steven Francesco (our former President) and four others in the Connecticut Superior Court for the Judicial District of Stamford/Norwalk at Stamford alleging breach of his employment contract, breach of duty of good faith and fair dealing, fraudulent misrepresentation, negligent misrepresentation, intentional misrepresentation and failure to pay wages. The defendants have answered the complaint and filed counterclaims for fraudulent inducement and breach of contract. The fraud and misrepresentation claims have been dismissed. The parties have filed motions for summary judgment that will be subject to oral argument in December of 2002. Although we are vigorously defending this action, there can be no assurance that we will be successful. The unfavorable outcome of such action could have a material adverse effect on our results of operations, financial condition and cash flows.

On or about February 29, 2000, Commonwealth Associates, L.P. ("Commonwealth") filed a complaint against us in the Supreme Court of the State of New York, County of New York. The complaint alleges that on or about August 19, 1999, Commonwealth and SmartServ entered into an engagement letter pursuant to which Commonwealth was to provide financial advisory and investment banking services to SmartServ in connection with a possible combination between SmartServ and Data Link Systems Corporation. The engagement letter provided for a nonrefundable fee of $15,000 payable in cash or common stock at SmartServ's option. The complaint alleges that SmartServ elected to pay the fee in stock and seeks 13,333 shares of common stock or at least $1,770,000 together with interest and costs. We have denied the material allegations of the complaint, including the allegation that we elected to pay in stock. A trial was held in New York Supreme Court on November 7 and 8, 2002. The parties have until December 16, 2002 to file post-trial pleadings and a decision is expected soon thereafter. Although we are vigorously defending this action, there can be no assurance that we will be successful. The unfavorable outcome of such action could have a material adverse effect on our results of operations, financial condition and cash flows.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

In March 2002, 39 Prepaid Warrants were converted into an aggregate of 27,857 shares of common stock. No sales commissions were paid in connection with such conversion. The shares were issued in reliance upon the exemption from registration provided by Section 3 (a) (9) of the Securities Act.

In April 2002, SmartServ issued a warrant to purchase an aggregate of 5,000 shares of common stock to Pertti Johansson as partial consideration for consulting services to be provided to SmartServ. The warrant is exercisable at an exercise price of $5.38 per share, vests equally on the first and second anniversaries of issuance, and expires on April 29, 2005. No sales commissions were paid in connection with such transaction. This warrant was issued in reliance upon the exemption from registration provided by Section 4 (2) of the Securities Act.

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

In June 2002, SmartServ issued 785,714 shares of common stock to two accredited investors at a purchase price of $1.40 per share. Gross proceeds from the issuance of these shares were $1,100,000. Additionally, the Company issued the investors warrants, callable under certain conditions, for the purchase of an aggregate of 1,428,571 shares of common stock at an exercise price of $1.40 per share through the expiration date on June 5, 2007, as well as non-callable warrants for the purchase of an aggregate of 196,429 shares of common stock, subject to antidilution adjustments upon the occurrence of certain events, at an exercise price of $1.47 per share through June 5, 2007. In August 2002, pursuant to the terms of the callable warrants, the Company provided the June Investors with a notice, calling such warrants. In September 2002 the callable warrants expired unexercised. First Albany Securities Corporation, the placement agent, received a commission of $66,000 and reimbursement of direct expenses of $2,000 in connection with this transaction. The shares and the warrants were issued in reliance upon the exemption from registration provided by Section 4 (2) of the Securities Act.

In September 2002, SmartServ issued 169,853 shares of common stock upon the exercise, by an investor in the June 2002 financing, of warrants to purchase such shares at an exercise price, after antidilution adjustments, of $0.85 per share. Proceeds from the issuance were $144,375. These shares were issued in reliance upon the exemption from registration provided by Section 4 (2) of the Securities Act.

In September 2002, SmartServ issued units consisting of 3,884,209 shares of its common stock and warrants to purchase 1,942,109 shares of common stock exercisable at $0.85 per share through September 8, 2007 to 22 accredited investors at a purchase price of $0.9125 per unit. Gross proceeds from this transaction amounted to $3,544,346. Steven B. Rosner, a consultant to the Company, received a finder's fee of $192,500, representing 7% of the aggregate purchase price of the shares purchased by investors introduced to the Company by Mr. Rosner, an unaccountable expense allowance of $25,000 in connection with such transaction and warrants to purchase 301,370 shares of our common stock at an exercise price of $0.85 per share. America First Associates Corp. received a finder's fee of $7,550, representing 8% of the aggregate purchase price of the shares purchased in the offering by investors introduced to the Company by America First Associates Corp. and warrants to purchase 5,170 shares of our common stock at an exercise price of $0.85 per share. Alpine Capital Partners, Inc. received a finder's fee of $49,000, representing 7% of the aggregate purchase price of the shares purchased in the offering by investors introduced to the Company by Alpine Capital Partners, Inc. and warrants to purchase 131,507 shares of our common stock at an exercise price of $0.85 per share. These shares and warrants were issued in reliance upon the exemption from registration provided by Section 4 (2) of the Securities Act.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

99.1      Certification  Pursuant  to Section 906 of the  Sarbanes-Oxley  Act of
          2002

(b)  REPORTS ON FORM 8-K

          On September  10, 2002,  the Company  filed a report on Form 8-K under
          Item 5 thereof referencing a press release, dated September 10, 2002, announcing the completion of a $3.5 million equity financing from a group of accredited investors, the restructuring of the $7 million obligation to Hewlett-Packard Company, as well as the closing of its sales offices in Hong Kong and the United Kingdom in an effort to focus its resources on meeting the growing demand for its products and services throughout North America.

                             SMARTSERV ONLINE, INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 SmartServ Online, Inc.
                                 (Registrant)

                                 By:

Date: November 18 , 2002         /s/ SEBASTIAN E. CASSETTA
      ------------------         -----------------------------------------------
                                 Sebastian E. Cassetta
                                 Chairman of the Board & Chief Executive Officer


Date: November 18, 2002          /s/ THOMAS W. HALLER
      -----------------          -----------------------------------------------
                                 Thomas W. Haller
                                 Sr. Vice President, Chief Financial Officer &
                                 Treasurer

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Sebastian E. Cassetta, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of SmartServ Online, Inc. ("Registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

     a. Designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. Evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to filing date of this quarterly report (the "Evaluation Date"); and

     c.   Presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions);

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this quarterly report whether or not there were any significant changes in internal controls or in other factors that could significantly affect controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                        /s/  SEBASTIAN E. CASSETTA
                                        ------------------------------------
                                             Sebastian E. Cassetta
                                             Chief Executive Officer
                                             Dated: November 18, 2002

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Thomas Haller, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of SmartServ Online, Inc. ("Registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

     a. Designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. Evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to filing date of this quarterly report (the "Evaluation Date"); and

     c.   Presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions);

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this quarterly report whether or not there were any significant changes in internal controls or in other factors that could significantly affect controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                        /s/  THOMAS W. HALLER
                                        ------------------------------------
                                             Thomas W. Haller
                                             Senior Vice President and
                                             Chief Financial Officer
                                             Dated: November 18, 2002

                                 Exhibit Index

Exhibit No.       Description
-----------       -----------

99.1              Certification  Pursuant  to Section 906 of the  Sarbanes-Oxley
                  Act of 2002