Form 10KSB
period 2002-12-31
SMARTSERV ONLINE INC
filed 2003-04-25
CIK 1005698

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

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

          Yes       No  X
             ----      ----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this Form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.___

Issuer's revenues for the fiscal year ended December 31, 2002.      $195,817
                                                                    --------

The aggregate market value of the voting and non-voting common equity (based on the closing price of such stock on NASDAQ SmallCap System) held by non-affiliates of the issuer as of April 18, 2003 was approximately $9,920,500. All officers and directors of the issuer have been deemed, solely for the purpose of the foregoing calculation, to be "affiliates" of the issuer.

There were 12,007,912 shares of Common Stock outstanding at April 18, 2003.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT        YES           NO    X
                                                         ------       ------

                 DOCUMENTS INCORPORATED BY REFERENCE IN PART III

The Company's definitive proxy statement to be filed in connection with the 2003 Annual Meeting of Stockholders.

                                TABLE OF CONTENTS

                                     PART I

Item                                                                       Page
----                                                                       ----

1.          Description of Business                                           1
2.          Description of Property                                           7
3.          Legal Proceedings                                                 7
4.          Submission of Matters to a Vote of Security Holders               8


                                     PART II

5.          Market for Common Equity and Related Stockholder Matters          9
6.          Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                        15
7.          Financial Statements                                             28
8.          Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure                                         57


                                    PART III

9.          Directors, Executive Officers, Promoters and Control Persons:
            Compliance with Section 16(a) of the Exchange Act                57
10.         Executive Compensation                                           57
11.         Security Ownership of Certain Beneficial Owners and Management   57
12.         Certain Relationships and Related Transactions                   57
13.         Exhibits and Reports on Form 8-K                                 58
14.         Controls and Procedures                                          60

                                     PART I

ITEM 1.     DESCRIPTION OF BUSINESS
------

COMPANY OVERVIEW
----------------
SmartServ Online, Inc. commenced operations on August 20, 1993, and had its initial public offering on March 21, 1996. We offer wireless applications, development and hosting services that allow wireless carriers, content providers and financial services firms to deliver content to their work forces and customers. Our products can deliver proprietary information, as well as delayed and real-time financial market data, business and financial news, national and local weather reports and other business and entertainment information in a user-friendly manner.

Our mobile data solutions are designed to generate additional revenue, increase operating efficiency, and extend brand awareness for wireless carriers, enterprises and content providers and are delivered via J2ME, BREW, WAP and SMS, as well as RIM Blackberry and Pocket PC devices.

SmartServ has established customer and distribution relationships with a growing network of strategic partners and wireless carriers, including Verizon Wireless, AT&T Wireless, Nextel, ALLTEL Wireless, U.S. Cellular, QUALCOMM and Motorola, as well as content providers, including BusinessWeek Online, Forbes.com, S&P Comstock and The Wall Street Journal Online (Dow Jones).

Our plan of operation focuses on licensing our applications and related services to wireless carriers, content providers and financial services firms. For wireless carriers, we deliver data and a broad array of branded content that can increase wireless data revenue and customer retention. For content providers, we provide an added source of revenue by distributing their content and brand to wireless users. For financial services firms, we offer solutions that can increase productivity and customer retention through the mobile delivery of proprietary data and other market data. Management believes that SmartServ's primary source of revenues will be derived from revenue-share licensing contracts with wireless carriers, content providers and financial services customers.

Due to the substantial expenses and negative cash flows from operations that we have incurred, our auditors, in their report contained in our December 31, 2002 financial statements, have indicated that there is substantial doubt about our ability to continue as a going concern. The Company has earned limited revenues and has incurred net losses of $8,037,173 and $14,819,860 for the years ended December 31, 2002 and 2001, respectively, and net losses of $30,993,559 and $7,124,126 for the years ended June 30, 2000 and 1999, respectively. Additionally, the Company had an accumulated deficit of $72,859,006 at December 31, 2002. Although the Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business, unless we are able to increase revenue and raise additional capital from investors, we will not be able to support our operations.

INDUSTRY OVERVIEW
-----------------
SmartServ believes that the wireless data market is evolving. The changing business needs of wireless carriers, financial institutions and other enterprises combined with advances in wireless technology have created a market for the types of data applications offered by SmartServ and other companies. Furthermore, consumers have shown a willingness to pay for well-targeted wireless data applications that make use of the mobility benefits provided by existing wireless devices.

Wireless carriers are working to increase average revenue per unit (ARPU) and enhance their return on investment for the billions of dollars they have spent and continue to spend on network upgrades and spectrum licenses. These carriers have identified wireless data applications as a way to improve both their top-line revenue and profitability. Wireless data applications can improve ARPU, increase customer loyalty through the use of branded data services and financially justify the large investments in data networks.

Carriers have adopted wireless data platforms that allow users to download applications to their mobile phones facilitating a better overall user experience than WAP (Wireless Application Protocol) browsers can provide. As an example, Verizon Wireless has adopted BREW (Binary Runtime Environment for Wireless) while AT&T Wireless and Sprint PCS have adopted the J2ME (Java 2 Micro Edition) platform. Both platforms allow the carriers and the application developers to generate subscription, download and usage revenue from wireless subscribers. SmartServ develops its client-side applications for both BREW and J2ME environments.

STRATEGY
--------
SmartServ is taking the following steps to drive the business and meet its growth objectives:

     o SmartServ will continue to focus its direct sales efforts on leading enterprises and wireless carriers, in order to take advantage of the demand for robust mobile applications. In 2002, SmartServ targeted both the financial services industry and wireless carriers because they have been among the early adopters of wireless technology.

              Carrier Solutions Wireless: SmartServ provides solutions to help wireless carriers and handset manufacturers deliver products and services to their customers. The Company's applications are designed to drive network revenues by increasing airtime usage and reducing customer churn. These applications may be purchased by end users through the carrier's web site, directly from the user's wireless phone, or pre-installed on phones by the manufacturer.

              Financial Services Solutions: SmartServ offers solutions to both institutional and retail financial services enterprises that leverage our transaction routing engine and W2W MiddlewareTM platform with a suite of applications designed to meet the rigorous demands of the financial community. Customers have the ability to choose an entire suite of transaction and information services or select only those products that are relevant to their particular business needs.

              Retail Solutions: SmartServ offers solutions to increase wireless phone and service plan sales, provide wireless carrier product differentiation at the retail sales location and increase user adoption of data services. SmartServ offers data services that can be purchased at retail outlets or bundled by wireless carriers and handset manufacturers with wireless phone and service plan sales promotions.

     o In 2003, SmartServ is focusing on leveraging the reach of carriers and technology partners to penetrate the broader enterprise and consumer wireless data markets. SmartServ believes that its applications can increase the enterprise sales opportunities of its carrier and technology partners.

     o Although we have eliminated our international sales offices, SmartServ recognizes the varying appetites for wireless applications worldwide and will continue to monitor opportunities unique to each market.

     o SmartServ's team of engineers will continue to develop new wireless applications to meet the demands of its target markets.

THE SMARTSERV SOLUTION
----------------------
SmartServ offers application development, hosting and distribution services to its customers. By developing fully integrated solutions, SmartServ provides companies with the ability to leverage both the Internet and their own content for deployment via wireless networks and devices. SmartServ maintains the systems while making sure the technology made available to its customers remains state-of-the-art.

Our products provide the following benefits:

     o Wireless carriers can generate incremental revenues and increase customer retention and ARPU with data applications and brands that are hosted in SmartServ's data center,

     o Content providers can broaden the reach of their brand into new consumer distribution channels with SmartServ's applications,

     o Enterprises can extend their proprietary data to employees, thereby boosting productivity and operating efficiency with SmartServ's custom application development and hosting, and

     o End-user consumers can access reliable and useful information right from their mobile devices.

SMARTSERV PRODUCTS
------------------
The core functionality of SmartServ's products includes:

     o    Stock quotes
     o    Stock watch lists
     o    Branded news and information services
     o    Stock charts (daily, weekly, monthly, quarterly, historical)
     o    Alerts for quotes (periodic, price, volume, percentage) and news
     o    Lifestyle news and information
     o    Weather reports
     o    Lottery results

SmartServ's products consist of the following applications:

     MOBILEMARKETS(R). MobileMarkets provides access to financial market data from virtually any wireless device. This financial application can be customized to include stock quotes, news, time and sales data, stock charts, watch lists, currency conversions and market indices. MobileMarkets has been integrated into a RIM based wireless version of Salomon Smith Barney's GEO (Global Equities Online) and is being provided to the Institutional Equities and Prime Brokerage groups.

     SMARTSERVQ(TM). SmartServQ provides access to stock quotes from major exchanges and delivers wireless alerts and messages. With SmartServQ, parameters for customized alerts are user-set and triggered by any of several specific events: stock price or percentage fluctuation, volume, symbol-based news, or time intervals. SmartServQ also provides snap quotes, news headlines and symbol look-up retrieval via Mobile-Originated Short Message Service (MOSMS) on CDMA and GSM networks. SmartServQ alerts are currently offered by Verizon Wireless to its subscribers as part of its V-text messaging platform.

     FORBES.COM WIRELESS. Forbes.com Wireless is a wireless financial application designed to work on BREW and J2ME enabled mobile phones. It provides access to financial market data including stock quotes, indices, news headlines and full news stories. Additional features include a symbol search tool and a customizable watchlist feature that allows subscribers to track a portfolio of up to ten stocks. Forbes.com Wireless is available to Verizon Wireless, ALLTEL Wireless and U.S. Cellular subscribers with BREW enabled mobile phones. Additionally, Forbes.com Wireless is available to AT&T Wireless and Nextel subscribers with J2ME enabled mobile phones.

     BUSINESSWEEK ONLINE. BusinessWeek Online is a wireless financial application that provides news stories and proprietary content from BusinessWeek Online, while also providing stock quotes, company news, watchlists and stock day charts.

     THE WALL STREET JOURNAL ONLINE. The Wall Street Journal Online allows users to tap the resources of one of the world's most trusted sources of business news and information. Users can see news headlines, summaries and complete stories on their mobile phones.

     ASTROCOM ZODIAC. AstroCom Zodiac delivers daily romance, career, family, life, health and inspirational readings. Horoscopes are written by leading astrologers, including Maritha Pottinger, Maria Kay Simms and Steven Forrest.

     AREA WEATHER. Area Weather has animated forecast icons and is easy to use and customize. Users can save forecast preferences to make reports for their favorite places available instantly. Content is provided by Meteorlogix, formed by the consolidation of three weather-service leaders: b2b provider DTN Weather Services, broadcast media weather graphics expert Kavouras, and long-range forecaster and climate predictor Weather Services Corporation.

     LOTTERY USA. Lottery USA provides the latest lottery results, jackpot updates and drawing dates. The user can set his personal preferences and see the results of favorite games automatically or he may search by state, game and date.

STRATEGIC RELATIONSHIPS
-----------------------
SmartServ continuously seeks to improve product performance and broaden its distribution by maintaining and building upon its network of strategic relationships. SmartServ has developed strategic relationships with wireless equipment manufacturers, carriers, other value-added service providers and potential corporate partners. By combining its applications and infrastructure products with the core competencies of these strategic partners, SmartServ offers a packaged solution for extending content to the wireless environment. Additionally, we believe these strategic relationships will provide valuable distribution for our products. SmartServ's strategic relationships include:

     MOTOROLA. Motorola and SmartServ have signed a distribution agreement covering North and South America. Motorola will assist SmartServ with the delivery of its applications through three distribution channels: (1) the promotion by Motorola of SmartServ applications to carriers, (2) the availability of SmartServ applications for download on the Motorola Application Distribution Server Internet portal, and (3) Motorola's ability to embed SmartServ J2ME applications on its mobile phones.

     HEWLETT-PACKARD. Hewlett-Packard ("HP") and SmartServ have entered into a joint sales, marketing and account development agreement and SmartServ is a strategic level partner within HP's Service Provider Program.

     QUALCOMM. SmartServ is a Select BREW Developer and certified True BREW application provider. SmartServ works with QUALCOMM on both software and business development fronts with the goal of driving data usage on the millions of BREW enabled mobile phones projected to be in the US marketplace.

BRAND AND CONTENT RELATIONSHIPS
-------------------------------
SmartServ believes that having familiar, highly respected brands associated with its wireless applications is the best way to achieve high consumer adoption. SmartServ has formed sales and marketing relationships with key companies that allow SmartServ to develop applications that take advantage of the companies' consumer brand credibility and their related proprietary content. SmartServ also believes that establishing successful relationships with the key brands in a given niche will give SmartServ a sustainable competitive advantage over other wireless application developers who attempt to offer similar applications to wireless subscribers without the credibility afforded by a name brand.

     FORBES.COM. Forbes.com, one of the most respected brand names in business news and information, has licensed its brand to SmartServ for its Forbes.com Wireless financial application.

     BUSINESSWEEK ONLINE. BusinessWeek Online, also one of the most respected brand names in business news and information, has licensed its brand and news content to SmartServ for its wireless application containing business news, stock information and a portfolio calculator.

     THE WALL STREET JOURNAL ONLINE. The Wall Street Journal Online, also one of the most respected brand names in business news and information, has licensed its brand and news content to SmartServ for a branded wireless application.

DISTRIBUTION
------------
SmartServ has signed contracts with the following companies:

     VERIZON WIRELESS. SmartServ currently provides Verizon Wireless with its SmartServQ SMS application (offered via the V-text Portal), providing news and stock quote alerts, and a variety of BREW-enabled applications, including Forbes.com Wireless, The Wall Street Journal, Area Weather and AstroCom Zodiac.

     AT&T WIRELESS. AT&T Wireless currently provides its subscribers with Forbes.com Wireless, AstroCom Zodiac, BusinessWeek Online, and The Wall Street Journal Online.

     ALLTEL. With the recent launch of AXcess, the market facing name of ALLTEL's BREW offering, SmartServ provides a host of applications, including Forbes.com Wireless, The Wall Street Journal Online, BusinessWeek Online, Area Weather and AstroCom Zodiac.

     SALOMON SMITH BARNEY. SmartServ currently provides Salomon Smith Barney with customized versions of its MobileMarkets product, incorporating Salomon Smith Barney's proprietary research data, to its Global Equities and Prime Brokerage units.

     U.S. CELLULAR (TRIAL). U.S. Cellular has selected SmartServ to provide its Forbes.com Wireless and The Wall Street Journal Online applications as part of its BREW trial that is currently underway.

     NEXTEL. Nextel currently offers a J2ME version of Forbes.com Wireless, BusinessWeek Online, The Wall Street Journal and AstroCom Zodiac.

     MOTOROLA. Motorola plans to offer SmartServ's J2ME applications for download from its Internet portal and by embedding SmartServ's J2ME applications on new Motorola mobile phones.

     WIRELESS RETAIL. Through Wireless Retail, a leading national retailer of wireless phones and services, SmartServ offers prepaid wireless data cards, allowing consumers to purchase wireless data at the retail point of sale. These cards are intended to be offered by wireless carriers as an incentive for consumers to purchase their phones and service plans.

COMPETITION
-----------

The market for wireless information services and application development is highly competitive and subject to rapid technological change, shifting consumer preferences and frequent new service introductions. The Company faces competition from a number of businesses that deliver similar services through personal computers and mobile devices in three major categories: (1) wireless application service providers targeting enterprise businesses, (2) wireless application developers targeting wireless carrier subscribers, and (3) wireless infrastructure solution providers targeting wireless carriers. Wireless application service providers such as Aether Systems, Inc., 724 Solutions, Inc. and Semotus Solutions compete with SmartServ in developing and hosting wireless applications for enterprise businesses and financial institutions. Wireless application developers such as InfoSpace, HillCast Technologies, and Digital Orchid offer competing finance, news and content applications using WAP, Java and/or BREW to subscribers of wireless carriers for access on their mobile phones. Infrastructure providers such as Cellmania, ActiveSky and Mforma provide platform solutions to wireless carriers enabling the carriers to more easily provide content applications, games and ringtones to their subscribers.

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

PROPRIETARY RIGHTS
------------------
Although SmartServ does not currently hold any patents, it has filed a patent application seeking a patent for its own "device agnostic" information and transaction platform, made up of its W2W MiddlewareTM and its content and processing engines. This platform is comprised of the W2W MiddlewareTM, based on the Windows NT operating system and the authorization, quote, news and transaction engines, based on Hewlett-Packard Company's Unix operating system and Oracle Corp.'s version 9i parallel server database. This platform supports a wide array of browsers operating on wireless and wired networks and seamlessly integrates real-time data and transaction capabilities, such as stock trade order routing and m-commerce services, into a user-friendly services interface.

SmartServ relies upon a combination of contract provisions and trade secret, patent, trademark and copyright laws to protect its proprietary rights. The Company licenses the use of its services under agreements that contain terms and conditions prohibiting the unauthorized use or reproduction of its software and services. Although SmartServ intends to protect its rights vigorously, there can be no assurance that any of the foregoing measures will be successful.

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

GOVERNMENT REGULATION
---------------------
SmartServ is not currently subject to direct regulation other than federal and state regulation generally applicable to businesses. However, the current and future regulatory environment relating to the telecommunications and media industry could have an effect on SmartServ's business, including transborder data flow regulations, regulatory changes which directly or indirectly affect telecommunication costs or increase the likelihood or scope of competition from regional telephone companies. Additionally, legislative proposals from international, federal and state governmental bodies in the areas of content regulation, intellectual property and privacy rights, as well as federal and state tax issues could impose additional regulations and obligations upon all service providers. SmartServ cannot predict the likelihood that any such legislation will pass, or the financial impact, if any, the resulting regulation or taxation may have on SmartServ.

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

EMPLOYEES
---------
As of March 31, 2003, SmartServ employed thirty-five people, all of whom were employed in the United States. All but two were full-time employees. SmartServ does not anticipate that staffing requirements associated with the implementation of its plan of operation will require the addition of any people during the year ending December 31, 2003. No SmartServ employee is covered by a collective bargaining agreement, and the Company believes that its relationship with its employees is satisfactory.

ITEM 2.     DESCRIPTION OF PROPERTY
------

The Company occupies approximately 10,300 square feet in a leased facility located in Stamford, Connecticut. The lease expires in October 2010.

ITEM 3.     LEGAL PROCEEDINGS
------

On or about June 4, 1999, Michael Fishman, our former Vice President of Sales, commenced an action against us and certain directors and officers, in the Connecticut Superior Court for the Judicial District of Stamford/Norwalk at Stamford (Michael Fishman v. SmartServ Online, Inc., et al.). On February 11, 2003, we received a favorable trial decision in this matter. This decision, entered after a trial in the Superior Court of Connecticut, found no liability by SmartServ or the individual defendants on any of Mr. Fishman's claims. Mr. Fishman's time to appeal has expired.

On or about February 29, 2000, Commonwealth Associates, L.P. ("Commonwealth") filed a complaint against us in the Supreme Court of the State of New York, County of New York. The complaint alleged that in August of 1999, Commonwealth and SmartServ entered into an engagement letter that provided for a nonrefundable fee to Commonwealth of $15,000 payable in cash or common stock at SmartServ's option. The complaint alleged that SmartServ elected to pay the fee in stock and, as a result, Commonwealth sought 13,333 shares of common stock or at least $1,770,000 together with interest and costs. In our defense, we denied that we elected to pay in stock. On March 4, 2003, SmartServ received a favorable decision in this matter after a trial held in the Supreme Court of the State of New York. The decision holds that, consistent with SmartServ's defense, SmartServ is required to pay Commonwealth a retainer fee of only $13,439, plus interest and certain costs. Commonwealth's time to appeal has not yet expired.

While we intend to vigorously defend any appeal to the decision in the Commonwealth matter, the unfavorable outcome of such an appeal could have a material adverse effect on our financial condition, results of operations and cash flows.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------

NONE

                                     PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
------

On August 20, 2002, SmartServ's common stock, $.01 par value, commenced trading on the Nasdaq SmallCap Market as SSOL. On that date, our Redeemable Common Stock Purchase Warrants, or public warrants, also commenced trading on the Nasdaq SmallCap Market as SSOLW.

SmartServ's securities traded on the Nasdaq National Market from May 15, 2000 to August 19, 2002.

The following table sets forth the high and low prices for the common stock and public warrants during the periods indicated as reported by the Nasdaq National Market and the Nasdaq SmallCap Market, as applicable.



                                                      COMMON STOCK                      WARRANTS
                                                   HIGH          LOW               HIGH            LOW
Year Ending December 31, 2003
-----------------------------

First Quarter                                  $    1.740      $    0.810       $    0.700       $  0.010
Second Quarter through April 18, 2003               1.250           0.810           --             --

Year Ended December 31, 2002
----------------------------

First Quarter                                  $    7.100      $    4.830       $    2.190       $  0.110
Second Quarter                                      6.250           0.670            0.990          0.150
Third Quarter                                       2.260           0.600            0.250          0.010
Fourth Quarter                                      2.060           1.060            0.130          0.010

Year Ended December 31, 2001
----------------------------

First Quarter                                  $   14.187      $    4.156       $    6.250       $  1.530
Second Quarter                                     11.650           5.391            4.250          1.750
Third Quarter                                       9.550           4.260            3.700          0.320
Fourth Quarter                                      9.020           4.170            3.050          1.000


As of April 18, 2003, we had 12,007,912  shares of common stock outstanding held
by  121  record  holders.   We  estimate  that  our  common  stock  is  held  by
approximately 8,000 beneficial holders.

We have never paid a cash dividend on our common stock. It is our present policy to retain earnings, if any, to finance the development and growth of our business. Accordingly, we do not anticipate that cash dividends will be paid until our earnings and financial condition justify such dividends, and there can be no assurance that we can achieve such earnings.

EQUITY COMPENSATION PLAN INFORMATION

The table below sets forth certain information as of the Company's fiscal year ended December 31, 2002 regarding the shares of the Company's common stock available for grant or granted under stock option plans that (i) were adopted by the Company's stockholders and (ii) were not adopted by the Company's stockholders.


                                                                                      NUMBER OF SECURITIES REMAINING
                                                                                       AVAILABLE FOR FUTURE ISSUANCE
                               NUMBER OF SECURITIES TO BE        WEIGHTED-AVERAGE        UNDER EQUITY COMPENSATION
                                 ISSUED UPON EXERCISE OF        EXERCISE PRICE OF     PLANS (EXCLUDING SECURITIES IN
                                   OUTSTANDING OPTIONS         OUTSTANDING OPTIONS    THE FIRST COLUMN OF THIS TABLE)
                                   -------------------         -------------------    -------------------------------
Equity compensation plans
approved by security
holders                                       392,533                  $1.41                 1,500,000

Equity compensation plans
not approved by security
holders                                     1,510,450                   1.64                        -0-
                                            ---------                                        ----------

Total                                       1,902,983                   1.59                 1,500,000
                                            =========                                        ==========


DESCRIPTION OF PLANS NOT ADOPTED BY STOCKHOLDERS

The aggregate number of shares of the Common Stock for which options may be granted under the 1999 Stock Option Plan ("1999 Plan") is 400,000. Such options may be issued to key employees, officers who are key employees, directors and consultants of the Company. The 1999 Plan is administered by the Board of Directors. The Board of Directors may grant only non-qualified stock options (options which do not comply with section 422 of the Internal Revenue Code of 1986, as amended) under the 1999 Plan. The 1999 Plan permits the administrators of the plan, in their sole discretion, to allow the cashless exercise of options. As of December 31, 2002 there were options to purchase 266,200 shares of common stock issued and outstanding and -0- available for grant pursuant to the 1999 Plan.

On January 1, 1999, the Board of Directors of the Company granted each board member an option to purchase 10,000 shares of common stock (for a total of 50,000 shares) at an exercise price of $2.3438 per share. Such options vested immediately and expire on December 31, 2003. As of December 31, 2002, there were options to purchase 20,000 shares of common stock issued and outstanding.

On December 28, 1999, the Board of Directors of the Company granted Stephen Lawler, a Director, an option to purchase 20,000 shares of common stock at an exercise price of $17.007 per share. Such option vested immediately and expires on December 27, 2004. As of December 31, 2002, such option remained outstanding.

The aggregate number of shares of the common stock for which options may be granted under the 2000 Stock Option Plan ("2000 Plan") is 1,350,000. Such options may be issued to key employees, officers who are key employees, directors and consultants of the Company. The 2000 Plan is administered by the Board of Directors. The Board of Directors may grant only non-qualified stock options (options which do not comply with section 422 of the Internal Revenue Code of 1986, as amended) under the 2000 Plan. The 2000 Plan permits the administrators of the plan, in their sole discretion, to allow the cashless exercise of options. As of December 31, 2002 there were options to purchase 1,204,250 shares of common stock issued and outstanding and -0- shares of common stock available for grant pursuant to the 2000 Plan.

Footnote 13 to the Company's financial statements, included in this Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002, contains additional information regarding each of the stock option plans described above.

RECENT SALES OF UNREGISTERED SECURITIES

At the time of issuance, each investor or recipient of unregistered securities was either an accredited investor or a sophisticated investor. Each investor had access to SmartServ's most recent Form 10-KSB, all quarterly and periodic reports filed subsequent to such Form 10-KSB and the Company's most recent proxy materials.

In September 1998, we issued warrants to purchase 3,000 shares of common stock to Data Transmission Network Corporation, an accredited investor, for prepayment of certain guaranteed payments in accordance with the Software License and Service Agreement between the parties dated April 23, 1998. Such warrants were exercisable at $3.00 per share of common stock. In January 2000, in consideration of the receipt of $324,000, we issued to Data Transmission Network warrants for the purchase of 300,000 shares of our common stock at $8.60 per share. These warrants were issued in reliance upon the exemption from registration provided by Section 4 (2) of the Securities Act. No sales commissions were paid in connection with such transaction. In June and November 2000, we issued an aggregate of 303,000 shares of common stock upon the exercise of the warrants. Proceeds from the exercise of the warrants were $2,589,000. The warrants and the shares were issued in reliance upon the exemption from registration provided by Section 4 (2) of the Securities Act of 1933 (the "Securities Act").

During November 1998 through January 1999, we issued convertible promissory notes in the amount of $550,000 and warrants to purchase 916,666 shares of common stock to 7 accredited investors for $550,000. Such warrants were exercisable at $.60 per share. Spencer Trask Securities, Inc., the placement agent, received a commission of $55,000 and an unaccountable expense allowance of $16,500 in connection with such transaction. Additionally, we issued warrants to purchase 183,334 shares of common stock to Spencer Trask exercisable at $.72 per share. These promissory notes and warrants were issued in reliance upon the exemption from registration provided by Section 4 (2) of the Securities Act. During the year ended June 30, 2000, we issued 1,015,176 shares of common stock upon exercise of these warrants. Proceeds from the exercise of these warrants were $572,000.

Between January 2000 and December 2002, an aggregate of 1,489 of the Company's Prepaid Common Stock Purchase Warrants ("Prepaid Warrants") were converted into an aggregate of 937,404 shares of our common stock. No sales commissions were paid in connection with such conversions. The shares were issued in reliance upon the exemption from registration provided by Section 3 (a) (9) of the Securities Act.

In October 1999, we entered into a consulting agreement with Steven Rosner, an accredited investor. As consideration for such services, we granted Mr. Rosner a warrant to purchase 100,000 shares of common stock at an exercise price of $2.625 per share and a warrant to purchase 100,000 shares of common stock at $3.625 per share. In consideration of $125,000 and the issuance of warrants, expiring on July 2, 2003, to purchase 8,000 shares of common stock at $18.375 per share, we extended this agreement for a two-year period commencing October 24, 2000. In July 2000, we issued 200,000 shares of common stock to Mr. Rosner upon exercise of warrants to purchase such shares. Proceeds from the exercise of the warrants were $625,000. No sales commissions were paid in connection with such transactions. The warrants and the shares were issued in reliance upon the exemption from registration provided by Section 4 (2) of the Securities Act.

In December 1999, we issued a warrant to purchase an aggregate of 10,000 shares of common stock at an exercise price of $2.50 per share to the Andrew Seybold Group LLC, a sophisticated investor. Thereafter, these warrants were transferred by Andrew Seybold LLC to Andrew Seybold and Barney Dewey, principals of Andrew Seybold LLC and sophisticated investors. This warrant was issued as partial consideration for marketing consulting services provided to SmartServ. No sales commissions were paid in connection with such transaction. These warrants were issued in reliance upon the exemption from registration provided by Section 4
(2) of the Securities Act. In December 2001, we issued 5,000 shares to each of Messrs. Seybold and Dewey upon exercise of the warrants. Proceeds from the exercise of the warrants were $25,000.

In December 1999, we issued to Brauning Associates, a sophisticated investor, warrants to purchase an aggregate of 50,000 shares of common stock at an exercise price of $3.00 per share. Thereafter, these warrants were transferred by Brauning Associates to Michael Silva and Todd Peterson, principals of Brauning Associates and sophisticated investors. These warrants were issued as partial consideration for marketing consulting services provided to SmartServ. No sales commissions were paid in connection with such transaction. These warrants were issued in reliance upon the exemption from registration provided by Section 4 (2) of the Securities Act. In August and September 2001, we issued an aggregate of 50,000 shares to Messrs. Silva and Peterson upon exercise of the warrants. Proceeds from the exercise of the warrants were $150,000.

In May 2000, we issued to Lindquist Global Advisors, LLC, an accredited investor, a warrant to purchase 50,000 shares of common stock at an exercise price of $49.50 per share. This warrant was issued as partial consideration for financial consulting services to be provided to SmartServ and expires on April 30, 2003. No sales commissions were paid in connection with such transaction.
This warrant was issued in reliance upon the exemption from registration provided by Section 4 (2) of the Securities Act.

In May 2000, we issued 353,535 shares of our common stock to 3 accredited investors. Gross proceeds from this transaction amounted to $17,500,000. Chase Securities, Inc., the placement agent, received a commission of $700,000 and reimbursement of direct expenses of $17,700 in connection with this transaction. In December 2002, the Company issued 252,824 shares of common stock to TecCapital Ltd, an investor, pursuant to the antidilution provisions of the stock purchase agreement between TecCapital Ltd and the Company. The shares were issued in reliance upon the exemption from registration provided by Section 4
(2) of the Securities Act.

In May 2000, we entered into a Business Alliance Agreement with Hewlett-Packard Company ("HP"), an accredited investor, whereby the companies agreed to jointly market their respective products and services and to work on the build-out of SmartServ's domestic and international infrastructure. In furtherance of these objectives HP, an accredited investor, provided us with a line of credit of up to $20,000,000 for the acquisition of approved hardware, software and services. As of September 28, 2001, the expiration date of the facility, HP had advanced us $6,723,156 thereunder. The debt was evidenced by a secured note, bearing an interest rate of 11% per annum, with a three year maturity and was convertible into our common stock at $33.56 per share. In September 2002, the Company and HP amended the terms of the promissory note to provide for, among other things, the issuance by SmartServ of a warrant for the purchase of 50,000 shares of common stock. In February 2003, the Company and HP amended the terms of their amended promissory note to provide for the settlement of SmartServ's outstanding obligation of $530,800, inclusive of interest of $30,800, in consideration of the payment by the Company of $225,000. The warrant has an exercise price of $1.166 and expires on September 9, 2005. No sales commissions were paid in connection with such transaction. The note and the warrant were issued in reliance upon the exemption from registration provided by Section 4 (2) of the Securities Act.

Between May and August 2000, we issued an aggregate of 102,615 shares of our common stock to Wireless Acquisition Partners, LLC, a sophisticated investor, at prices ranging from $4.70 to $7.69 per share upon the cashless exercise of warrants to purchase such shares. No sales commissions were paid in connection with such transaction. The shares were issued in reliance upon the exemption from registration provided by Section 4 (2) of the Securities Act.

Between June and September 2000, we issued an aggregate of 59,996 shares of our common stock to Wireless Acquisition Partners, LLC, a sophisticated investor, upon exercise of warrants to purchase such shares. Proceeds from the exercise of these warrants were $915,000. No sales commissions were paid in connection with such transaction. The shares were issued in reliance upon the exemption from registration provided by Section 4 (2) of the Securities Act.

In April 2001, we issued a warrant to purchase an aggregate of 2,000 shares of common stock to Randy Granovetter, a sophisticated investor, as partial consideration for consulting services to be provided to SmartServ as a member of its Advisory Board. The warrant is exercisable after one year at an exercise price of $9.36 per share and expires on April 15, 2005. No sales commissions were paid in connection with such transaction. This warrant was issued in reliance upon the exemption from registration provided by Section 4 (2) of the Securities Act.

Between August and December 2001, we issued 57,643 shares of common stock to Bruno Guazzoni, an accredited investor, upon the exercise of warrants to purchase such shares. No sales commissions were paid in connection with such transactions. The shares were issued in reliance upon the exemption from registration provided by Section 4 (2) of the Securities Act. Proceeds from the exercise of the warrants were $250,000.

In April 2002, SmartServ issued a warrant to purchase an aggregate of 5,000 shares of common stock to Pertti Johansson, a sophisticated investor, as partial consideration for consulting services to be provided to SmartServ. The warrant is exercisable at an exercise price of $5.38 per share, vests equally on the first and second anniversaries of issuance, and expires on April 29, 2005. In May 2002, SmartServ issued a warrant to purchase an aggregate of 2,000 shares of common stock to Mr. Johansson as partial consideration for consulting services to be provided to SmartServ as a member of its Advisory Board. The warrant is exercisable at an exercise price of $5.01 per share and expires on April 29, 2005. In February 2003, the Company issued 10,714 shares of common stock to Mr. Johansson in full satisfaction of a $15,000 obligation for services rendered to the Company. No sales commissions were paid in connection with such transactions. The shares and the warrant were issued in reliance upon the exemption from registration provided by Section 4 (2) of the Securities Act.

In April 2002, SmartServ issued a warrant to purchase an aggregate of 10,000 shares of common stock to Jeffrey Braile, a sophisticated investor, as partial consideration for consulting services to be provided to SmartServ. The warrant is exercisable at an exercise price of $5.01 per share and expires on April 29, 2005. No sales commissions were paid in connection with such transaction. This warrant was issued in reliance upon the exemption from registration provided by
Section 4 (2) of the Securities Act.

In June 2002, SmartServ issued units consisting of 785,714 shares of common stock and warrants to purchase common stock to two accredited investors at a purchase price of $1.40 per unit. Gross proceeds from the issuance of these units were $1,100,000. The investors received warrants, callable under certain conditions, for the purchase of an aggregate of 1,428,571 shares of common stock at an exercise price of $1.40 per share through the expiration date on June 5, 2007, as well as non-callable warrants for the purchase of an aggregate of 196,429 shares of common stock, subject to antidilution adjustments upon the occurrence of certain events, at an exercise price of $1.47 per share through June 5, 2007. In August 2002, pursuant to the terms of the callable warrants, the Company provided the investors with a notice, calling such warrants. In September 2002, the callable warrants expired unexercised. First Albany Securities Corporation, the placement agent, received a commission of $66,000 and reimbursement of direct expenses of $2,000 in connection with this transaction. In September 2002, the Company issued 169,853 shares of common stock upon the exercise, by Bonanza Master Fund, Ltd., an investor in the June 2002 financing, of noncallable warrants to purchase such shares at an exercise price, after antidilution adjustments, of $0.85 per share. Proceeds from the issuance were $144,375. In December 2002, the Company issued 35,000 shares of common stock to Vertical Ventures Investments, LLC, an investor in the June 2002 financing, upon the exercise of warrants to purchase such shares. Proceeds from the exercise of these warrants were $31,850. No sales commissions were paid in connection with these transactions. The shares and the warrants were issued in reliance upon the exemption from registration provided by Section 4 (2) of the Securities Act.

In September 2002, the Company authorized the issuance of a warrant to purchase 7,500 shares of common stock to Brian Meek, a sophisticated investor, as partial compensation in connection with his termination. The warrant is exercisable at an exercise price of $1.75 per share and expires on July 31, 2004. No sales commissions were paid in connection with such transaction. This warrant was issued in reliance upon the exemption from registration provided by Section 4
(2) of the Securities Act.

In September 2002, SmartServ issued units consisting of 3,884,209 shares of its common stock and warrants to purchase 1,942,109 shares of common stock exercisable at $0.85 per share through September 8, 2007 to 22 accredited investors at a purchase price of $0.9125 per unit. Gross proceeds from this transaction amounted to $3,544,346. Steven B. Rosner, a consultant to the Company, received a finder's fee of $192,500, representing 7% of the aggregate purchase price of the shares purchased by investors introduced to the Company by Mr. Rosner, an unaccountable expense allowance of $25,000 in connection with such transaction and warrants to purchase 301,370 shares of our common stock at an exercise price of $0.85 per share. America First Associates Corp. received a finder's fee of $7,550, representing 8% of the aggregate purchase price of the shares purchased in the offering by investors introduced to the Company by America First Associates Corp. and warrants to purchase 5,170 shares of our common stock at an exercise price of $0.85 per share. Alpine Capital Partners, Inc. received a finder's fee of $49,000, representing 7% of the aggregate purchase price of the shares purchased in the offering by investors introduced to the Company by Alpine Capital Partners, Inc. and warrants to purchase 131,507 shares of our common stock at an exercise price of $0.85 per share. In January 2003, the Company issued 219,178 shares of common stock to Robert Gorman, an accredited investor in the September 2002 financing, upon the exercise of warrants to purchase such shares. Proceeds from the exercise of these warrants were $186,301. No sales commissions were paid in connection with such transaction. In February 2003, the Company issued 35,295 shares of common stock to Frazier Investments, an accredited investor in the September 2002 financing, upon the exercise of warrants to purchase such shares. Proceeds from the exercise of these warrants were $30,000. No sales commissions were paid in connection with such transaction. In March 2003, the Company issued 129,089 shares of common stock to Frazier Investments, an accredited investor in the September 2002 financing, upon the exercise of warrants to purchase such shares. Proceeds from the exercise of these warrants were $109,726. No sales commissions were paid in connection with such transaction. In April 2003, the Company issued 58,824 shares of common stock to Joel Rotter, an accredited investor in the September 2002 financing, upon the exercise of warrants to purchase such shares. Proceeds from the exercise of these warrants were $50,000. No sales commissions were paid in connection with such transaction. These shares and warrants were issued in reliance upon the exemption from registration provided by Section 4
(2) of the Securities Act.

In December 2002, the Company entered into a consulting agreement with Steven B. Rosner, an accredited investor. As consideration for such services, the Company granted Mr. Rosner a warrant to purchase 250,000 shares of common stock at an exercise price of $1.28 per share. No sales commissions were paid in connection with such transaction. The warrant was issued in reliance upon the exemption from registration provided by Section 4 (2) of the Securities Act.

In February 2003, the Company issued a convertible note to Global Capital Funding Group, LP ("Global") in consideration for the receipt of $1 million. The note bears interest at the rate of 10% per annum and is secured by the Company's assets, exclusive of its internally developed software products. The note matures on February 14, 2004, contains certain antidilution provisions, and may be converted into shares of SmartServ common stock at $1.10 per share. As additional consideration, the Company issued Global a warrant for the purchase of 200,000 shares of its common stock at an exercise price of $1.61 per share. The warrant contains certain antidilution provisions and expires on February 14, 2006. Alpine Capital Partners, Inc. received a finder's fee of $70,000, representing 7% of the aggregate purchase price of the convertible note and warrants to purchase 91,000 shares of common stock at $1.61 per share expiring on February 14, 2006 in connection with this transaction. In April 2003, the Company and Global amended the convertible note in consideration for the receipt of $250,000. As additional consideration, the Company issued Global a warrant for the purchase of 20,000 shares of its common stock at an exercise price of $1.20 per share. The warrant contains certain antidilution provisions and expires on February 14, 2006. The amended note and the warrants were issued in reliance upon the exemption from registration provided by Section 4 (2) of the Securities Act.

In February 2003, the Company issued 25,647 shares of common stock to G. S. Schwartz & Company, a sophisticated investor, in full satisfaction of a $33,854 obligation to G. S. Schwartz & Company for services rendered to the Company. No sales commissions were paid in connection with such transaction. The shares were issued in reliance upon the exemption from registration provided by Section 4
(2) of the Securities Act.

In February 2003, the Company issued 62,500 shares of common stock to Vox, Inc., an accredited investor, in full satisfaction of an $82,500 obligation to Vox, Inc. for services rendered to the Company. No sales commissions were paid in connection with such transaction. The shares were issued in reliance upon the exemption from registration provided by Section 4 (2) of the Securities Act.

In February 2003, the Company issued 12,576 shares of common stock to Creative Management Services dba MC2, an accredited investor, in full satisfaction of a $16,600 obligation to MC2 for services rendered to the Company. No sales commissions were paid in connection with such transaction. The shares were issued in reliance upon the exemption from registration provided by Section 4
(2) of the Securities Act.

In February 2003, the Company issued 12,100 shares of common stock to NexVue Information Systems in satisfaction of a $15,953 obligation to NexVue Information Systems, a sophisticated investor, for services rendered to the Company. No sales commissions were paid in connection with such transaction. The shares were issued in reliance upon the exemption from registration provided by
Section 4 (2) of the Securities Act.

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------     RESULTS OF OPERATIONS

SmartServ Online, Inc. commenced operations on August 20, 1993, and had its initial public offering on March 21, 1996. We offer wireless applications, development and hosting services that allow wireless carriers, content providers and financial services firms to deliver content to their work forces and customers. Our products can deliver proprietary information, as well as delayed and real-time financial market data, business and financial news, national and local weather reports and other business and entertainment information in a user-friendly manner.

Our mobile data solutions are designed to generate additional revenue, increase operating efficiency, and extend brand awareness for wireless carriers, enterprises and content providers and are delivered via J2ME, BREW, WAP and SMS, as well as RIM Blackberry and Pocket PC devices.

SmartServ has established customer and distribution relationships with a growing network of strategic partners and wireless carriers, including Verizon Wireless, AT&T Wireless, Nextel, ALLTEL Wireless, U.S. Cellular, QUALCOMM and Motorola, as well as content providers, including BusinessWeek Online, Forbes.com, S&P Comstock and The Wall Street Journal Online (Dow Jones).

Due to the substantial expenses and negative cash flows from operations that we have incurred, our auditors, in their report contained in our December 31, 2002 financial statements, have indicated that there is substantial doubt about our ability to continue as a going concern. The Company has earned limited revenues and has incurred net losses of $8,037,173 and $14,819,860 for the years ended December 31, 2002 and 2001, respectively, and net losses of $30,993,559 and $7,124,126 for the years ended June 30, 2000 and 1999, respectively. Additionally, the Company had an accumulated deficit of $72,859,006 at December 31, 2002. Although the Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business, unless we are able to increase revenue and raise additional capital from investors, we will not be able to support our operations.

Our plan of operation to eliminate the uncertainty surrounding the Company's ability to continue as a going concern focuses on licensing our applications and related services to wireless carriers and financial services firms. Such a strategy provides access to a large number of potential subscribers and allows SmartServ to leverage its market reach at minimal operating costs. For wireless carriers, we deliver data and branded content that can increase wireless data revenue and customer retention. For content providers, we provide an added source of revenue by distributing their content and brand to the wireless users. For financial services firms, we offer solutions that can increase productivity and customer retention through the mobile delivery of proprietary data, as well as market data and other useful content. SmartServ has the ability to customize the information package to be offered to each customer by device. Management believes that SmartServ's primary source of revenues will be derived from revenue-share licensing contracts with its technology partners, content providers and wireless carrier and financial services customers.

As an example, the Company has launched several products on the Verizon Wireless network. Our financial content products have been launched on Verizon's BREW (Binary Runtime Environment for Wireless) network under both the Forbes.com and Wall Street Journal Online brand names, while our SMS (Short Message Service) financial alert product has been launched on Verizon's V-text portal. Additionally, the Company has launched its AreaWeather and AstroCom Horoscope lifestyle products on Verizon's BREW network. Similarly, the Company has launched its Forbes.com branded application on AT&T Wireless' m-Mode network. Salomon Smith Barney, in conjunction with SmartServ, has launched a wireless version of its GEO (Global Equities Online) product. GEO combines Salomon's proprietary data, such as morning call notes, with SmartServ's financial data products to form a fully integrated financial tool. While management believes that these relationships are important to the Company's success, no assurance can be given that these customers will be successful in their marketing efforts or that the Company's products and services will be well received in the marketplace.

As of March 31, 2003, SmartServ employed thirty-five people, all of whom were employed in the United States. All but two were full-time employees. SmartServ does not anticipate that staffing requirements associated with the implementation of its plan of operation will require the addition of any people during the year ending December 31, 2003.

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

SELECTED FINANCIAL DATA



                                                                                        SIX MONTHS ENDED             YEAR ENDED
                                             YEAR ENDED DECEMBER 31                        DECEMBER 31                 JUNE 30
                                         2002           2001          2000              2000           1999              2000
                                     -------------- ------------- -------------     -------------- -------------     --------------
                                                                 (unaudited)                     (unaudited)
  Revenues                            $    195,817    $  3,297,806     $,4,207,696    $  2,232,476    $  1,720,913    $  3,696,133
                                      ------------    ------------    ------------    ------------    ------------    ------------
  Costs and expenses


     Operating costs                   (13,713,110)    (16,737,549)    (11,481,107)     (8,028,220)     (1,882,608)     (5,335,495)
     Stock based compensation               80,295      (1,260,125)       (471,226)      8,164,779     (21,635,019)    (30,271,024)
                                      ------------    ------------    ------------    ------------    ------------    ------------


  Total costs and expenses             (13,632,815)    (17,997,674)    (11,952,333)        136,559     (23,517,627)    (35,606,519)
                                      ------------    ------------    ------------    ------------    ------------    ------------


  Income (loss) from operations        (13,436,998)    (14,699,868)     (7,744,637)      2,369,035     (21,796,714)    (31,910,386)
                                      ------------    ------------    ------------    ------------    ------------    ------------

  Net  interest  income (expense)
     and other financing costs            (279,436)       (119,992)        784,900         568,556         700,483         916,827

  Gain from extinguishment of debt       5,679,261              --              --              --              --              --
                                      ------------    ------------    ------------    ------------    ------------    ------------

  Net income (loss)                   $ (8,037,173)   $(14,819,860)   $ (6,959,737)   $  2,937,591    $(21,096,231)   $(30,993,559)
                                      ============    ============    ============    ============    ============    ============

  Basic earnings (loss) per share     $      (1.00)   $      (2.52)   $      (1.56)   $       0.54    $     (15.19)   $     (11.42)
                                      ============    ============    ============    ============    ============    ============

  Diluted earnings (loss) per share   $      (1.00)   $      (2.52)   $      (1.56)   $       0.34    $     (15.19)   $     (11.42)
                                      ============    ============    ============    ============    ============    ============

  Weighted average shares
     outstanding - basic                 8,020,038       5,891,244       4,466,836       5,433,577       1,388,546       2,712,931

  Weighted average shares
     outstanding- diluted                8,020,038       5,891,244       4,466,836       8,697,917       1,388,546       2,712,931
                                      ============    ============    ============    ============    ============    ============

  BALANCE SHEET DATA:

  Total assets                        $  3,351,925    $ 12,461,064    $ 24,041,876    $ 24,041,876    $  2,459,843    $ 26,702,824
  Note payable                        $    500,000    $  6,723,156    $  1,446,256    $         --    $         --    $         --
  Accumulated deficit                 $(72,859,006)   $(64,821,833)   $(50,001,973)   $(50,001,973)   $(43,042,236)   $(52,939,564)
  Stockholders' equity (deficiency)   $    173,299    $  3,713,669    $ 16,780,970    $ 16,780,970    $ (3,826,746)   $ 19,981,937


YEAR ENDED DECEMBER 31, 2002 VERSUS YEAR ENDED DECEMBER 31, 2001

During the year ended December 31, 2002, we recorded revenues of $195,817. Of such revenues, $181,800 were earned through our licensing agreement with Salomon Smith Barney. During the year ended December 31, 2001, we recorded revenues of $3,297,806. Of such revenues, $3,244,300 were earned through our licensing agreement with Data Transmission Network Corporation while $6,600 were earned through our licensing agreement with Salomon Smith Barney. During the year ended December 31, 2001, we recognized $2,577,000 from the amortization of deferred revenues, and $667,000 in connection with fees earned for maintenance and operational support associated with the Data Transmission Network Corporation agreement.

During the year ended December 31, 2002, we incurred costs of services of $5,620,994, a decrease of 19.7% over the year ended December 2001. Such costs decreased primarily due to reductions in consulting costs incurred in connection with the development of the Company's systems' architecture and application platform and the reduction of amortization costs associated with the software applications licensed to Data Transmission Network Corporation. Components of the costs of service category consist primarily of information and communication costs ($509,700), personnel costs ($2,652,100), computer hardware leases, depreciation and maintenance costs ($1,773,500), facilities ($315,700) and amortization expenses relating to capitalized software development costs ($271,700). During the year ended December 31, 2001, we incurred costs of services of $6,998,425. Components of these costs consisted primarily of information and communication costs ($393,900), personnel costs ($2,435,800), systems consultants ($1,023,000), computer hardware leases, depreciation and maintenance costs ($1,753,400), facilities ($426,300) and amortization expenses relating to capitalized software development costs ($874,500). During the year ended December 31, 2002 and 2001, we capitalized $185,895 and $429,487, respectively, of development costs in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" ("Statement No. 86").

During the year ended December 31, 2002, we incurred sales and marketing expenses of $3,003,834, a decrease of 37.9% over the year ended December 2001. Such costs decreased primarily due to travel and personnel reductions associated with the closing of the Company's Hong Kong and London sales offices, US personnel reductions and reductions in marketing consultants' costs. Components of the sales and marketing category consist primarily of personnel costs ($1,698,200), marketing consultants ($209,600), advertising ($613,500) and travel ($247,700). During the year ended December 31, 2001, we incurred advertising and marketing expenses of $4,838,034. Components of these costs consisted primarily of marketing consultants ($714,600), personnel ($2,814,100), travel ($473,500) and advertising ($479,600).

During the year ended December 31, 2002, we incurred general and administrative expenses of $4,423,642, a decrease of 9.7% over the year ended December 2001. Such costs decreased primarily due to a reduction in personnel costs and the termination of litigation. Components of the general and administrative category consist primarily of personnel costs ($1,463,100), professional fees ($1,329,400), facilities ($527,600), insurance ($530,500), computer hardware leases, depreciation and maintenance costs ($183,100), travel ($99,100) and communications costs ($62,800), as well as a credit of $165,800 for the successful resolution of litigation. During the year ended December 31, 2001, we incurred general and administrative expenses of $4,901,090. Components of these costs consisted primarily for personnel costs ($1,671,200), facilities ($519,000), insurance ($525,100), computer hardware leases, depreciation and maintenance costs ($182,700), professional fees ($1,371,400), travel ($134,700) and communications costs ($60,000).

During the quarter ended December 2002, the Company recorded a valuation allowance of $664,640 in connection with the potential uncollectibility of loans made to Mr. Sebastian Cassetta, the Company's Chairman and Chief Executive Officer. While these loans do not mature until December 2003 and January 2004, Mr. Cassetta's ability to repay these loans is highly contingent on the market value of his investment in the Company.

During the year ended December 31, 2002, the net noncash credit for stock-based compensation amounted to $80,295 compared to a net noncash charge of $1,260,125 during the year ended December 31, 2001. Such noncash amounts are primarily related to the valuation of stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to
Employees" ("APB No. 25"). Certain employee stock options are subject to the variable plan requirements of APB No. 25, as they were repriced, and therefore, compensation expense is recognized for changes in the fair value of our common stock. Noncash charges for consulting services for the year ended December 31, 2002 and 2001 were $597,396 and

$1,202,720, respectively, resulting primarily from the amortization of deferred costs associated with the prior issuance of warrants to purchase common stock to various financial, marketing and technical consultants.

Interest income for the year ended December 31, 2002 and 2001 amounted to $266,118 and $512,138, respectively. Such amounts were earned primarily from our investments in highly liquid commercial paper, money fund accounts and notes receivable from officers. During the year ended December 31, 2002 and 2001, interest and other financing costs were $525,165 and $599,379, respectively. During the year ended December 31, 2002 and 2001, interest and other financing costs were incurred in connection with the $20 million line of credit facility with HP. Foreign exchange losses amounted to $20,389 for the year ended December 31, 2002 compared to $32,751 for the year ended December 31, 2001.

During the quarter ended September 30, 2002, the Company and HP amended the terms of a promissory note issued by SmartServ for the acquisition of HP products to provide for the (i) reduction of SmartServ's aggregate outstanding principal and accrued interest amount of $7,045,000 to $1,000,000, (ii) return of certain unused hardware by SmartServ, (iii) issuance by SmartServ of a warrant for the purchase of 50,000 shares of common stock and (iv) repayment of $500,000 of the amended obligation on September 10, 2002. In connection therewith, the Company recorded a charge to earnings of $38,000 representing the fair value of the warrant as determined in accordance with the Black-Scholes model and recognized a net gain of $5,679,261 from the extinguishment of this obligation.

Basic and diluted loss per share was $1.00 for the year ended December 31, 2002 compared to a basic and diluted loss per share of $2.52 for the year ended December 31, 2001. The weighted average shares outstanding increased to 8,020,038 for the year ended December 31, 2002 from 5,891,244 weighted average shares outstanding for the year ended December 31, 2001.

YEAR ENDED DECEMBER 31, 2001 VERSUS YEAR ENDED DECEMBER 31, 2000

During the years ended December 31, 2001 and 2000, we recorded revenues of $3,297,806 and $4,207,696, respectively. Substantially all of such revenues were earned through our licensing agreement with Data Transmission Network Corporation. During the year ended December 31, 2001 and 2000, we recognized $2,577,000 and $2,392,900, respectively, from the amortization of deferred revenues, and $667,000 and $333,000, respectively, in connection with fees earned for maintenance and operational support associated with this agreement.

During the year ended December 31, 2001, we incurred costs of services of $6,998,425, an increase of 73.4% over the year ended December 31, 2000. Such costs increased primarily due to increases in personnel costs and costs associated with computer hardware leases, depreciation and maintenance costs. Components of the costs of service category consist primarily of information and communication costs ($393,900), personnel costs ($2,435,800), systems consultants ($1,023,000), computer hardware leases, depreciation and maintenance costs ($1,753,400), facilities ($424,900) and amortization expenses relating to capitalized software development costs ($874,500). During the year ended December 31, 2000, we incurred costs of services of $4,035,481. Components of these costs consist primarily of information and communication costs ($218,500), personnel costs ($992,700), systems consultants ($1,394,200), computer hardware leases, depreciation and maintenance costs ($575,000), facilities ($124,900) and amortization expenses relating to capitalized software development costs ($601,500). During the year ended December 31, 2001 and 2000, we capitalized $429,487 and $902,356, respectively, of development costs in accordance with Statement No. 86.

During the year ended December 31, 2001, we incurred sales and marketing expenses of $4,838,034, an increase of 72.9% over the year ended December 31, 2000. Such costs increased primarily due to increases in personnel costs resulting from the establishment of sales offices in Hong Kong and London and severance benefits paid in connection with the closure of a sales office in Zurich, as well as increases in advertising costs. Components of the sales and marketing category consist primarily of personnel costs ($2,814,100), marketing consultants ($714,600), advertising ($479,600) and travel ($473,500). During the year ended December 31, 2000, we incurred advertising and marketing expenses of $2,798,038. Components of these costs consist primarily of marketing consultants ($740,900), personnel ($1,180,300), advertising ($285,300) and travel
($320,100).

During the year ended December 31, 2001, we incurred general and administrative expenses of $4,901,090, an increase of 5.4% over the year ended December 31, 2000. Such costs increased primarily due to increases in insurance, facilities and computer costs, offset by a reduction in personnel costs. Components of the general and administrative costs category consist primarily of personnel costs ($1,671,200), professional fees ($1,371,400), facilities ($519,000), insurance
($525,100), communications costs ($60,000), computer hardware leases, depreciation and maintenance costs ($182,700) and travel ($134,700). During the year ended December 31, 2000, we incurred general and administrative expenses of $4,647,588. Components of these costs consist primarily of personnel costs ($1,946,900), facilities ($324,900), insurance ($243,100), professional fees ($1,456,300), communications costs ($84,800) and travel ($122,995).

During the year ended December 31, 2001, the net noncash charge for stock-based compensation amounted to $1,260,125 compared to a net noncash charge of $471,226 during the year ended December 31, 2000. Such noncash amounts are primarily related to the valuation of stock-based compensation in accordance with APB No.
25. Certain employee stock options are subject to the variable plan requirements of APB No.25, as they were repriced, and therefore, compensation expense is recognized for changes in the fair value of our common stock. Noncash charges for consulting services for the year ended December 31, 2001 and 2000 were $1,202,720 and $1,331,120, respectively, resulting primarily from the amortization of deferred costs associated with the prior issuance of warrants to purchase common stock to various financial, marketing and technical consultants.

Interest income for the years ended December 31, 2001 and 2000 amounted to $512,138 and $849,785, respectively. Such amounts were earned primarily from our investments in highly liquid commercial paper and money fund accounts. During the years ended December 31, 2001 and 2000, interest and other financing costs were $599,379 and $64,885, respectively. During the year ended December 31, 2001, interest and other financing costs were incurred in connection with the $20 million line of credit facility with HP. During the year ended December 31, 2000, interest and other financing costs were primarily related to the partial redemption of our Prepaid Warrants. Foreign exchange losses amounted to $32,751 for the year ended December 31, 2001 compared to $0 for the year ended December 31, 2000.

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

During the six months ended December 31, 2000, we incurred costs of services of $3,278,025, an increase of 465.5% over the six months ended December 31, 1999. Such costs increased primarily due to the commencement of the Company's efforts to build a secure data center and complete the development of its data applications and communications architecture, including increases in costs for systems consultants, personnel, facilities, computer hardware maintenance and amortization of capitalized software development costs.

Components of the costs of service category consist primarily of information and communication costs ($123,800), personnel costs ($815,900), computer hardware leases and maintenance ($380,300), systems consultants ($1,363,000), facilities ($124,900) and amortization expense relating to capitalized software development costs ($392,100). During the six months ended December 31, 1999, we incurred costs of services of $579,634. Components of these costs consist primarily of information and communication costs ($87,300), personnel costs ($137,000) and computer hardware leases and maintenance ($161,300), systems consultants ($73,200) and amortization expense relating to capitalized software development costs ($120,700). During the six months ended December 31, 2000 and 1999, we capitalized $333,648 and $553,295, respectively, of development costs in accordance with Statement No. 86. Product development costs consisted primarily of the amortization of capitalized software development costs.

During the six months ended December 31, 2000, we incurred sales and marketing expenses of $2,077,002, an increase of 844.6% over the six months ended December 1999. Such costs increased primarily due to increases in personnel costs, marketing consultants, advertising and travel. Components of the sales and marketing category consist primarily of personnel costs ($968,600), marketing consultants ($502,700), advertising ($285,300) and travel ($196,100). During the six months ended December 31, 1999, we incurred sales and marketing expenses of $219,878. Components of these costs consist primarily of personnel costs ($60,500), marketing consultants ($52,400) and travel ($51,300).

During the six months ended December 31, 2000, we incurred general and administrative expenses of $2,673,193, an increase of 146.8% over the six months ended December 1999. Such costs increased primarily due to increases in personnel costs, insurance, travel and professional fees. Components of the general and administrative category consist primarily of personnel costs ($928,400), professional fees ($851,200), facilities ($231,700), insurance ($187,600), travel ($123,000) and communications costs ($30,800). During the six months ended December 31, 1999, we incurred general and administrative expenses of $1,083,096. Components of these costs consist primarily of personnel costs ($522,800), professional fees ($347,800), facilities ($97,100), insurance ($30,200) and communications costs ($33,800).

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

Interest income for the six months ended December 31, 2000 amounted to $621,416 versus $13,033 for the six months ended December 31, 1999. Such amounts were earned primarily from our investments in highly liquid commercial paper. The increase in interest income resulted from the availability of funds from our January and May 2000 equity placements. Interest costs for the six months ended December 31, 2000 and 1999 were $2,860 and $30,250, respectively. Debt origination and other financing costs were $50,000 for the six months ended December 31, 2000. Such amounts were incurred in connection with a $20 million line of credit facility with HP. During the six months ended December 31, 1999, the Company recorded a credit of $717,700 as a reversal of penalties pursuant to the default provision of the Prepaid Warrants.

Basic earnings were $0.54 per share for the six months ended December 31, 2000 versus a loss of $15.19 per share for the six months ended December 31, 1999. Diluted earnings per share for the six months ended December 31, 2000 were $0.34 per share versus a loss of $15.19 per share for the six months ended December 31, 1999.

CAPITAL RESOURCES AND LIQUIDITY

At December 31, 2002, 2001 and 2000, the Company had cash of $154,800, $6,532,323 and $19,172,118, respectively. Net cash used in operations was $9,839,000 for the year ended December 31, 2002 compared to $12,507,000 during the year ended December 31, 2001 compared to $4,938,000 during the six-month transition period ended December 31, 2000 ("Transition Period"). The primary reasons for this reduction in 2002 are the Company's initiative to close the Hong Kong and United Kingdom sales offices and adjust its US personnel and operations to focus its resources on meeting the growing demand for its products and services throughout North America. During the year ended December 31, 2001 and the Transition Period, cash was used to fund the Company's software development efforts, its sales and marketing capabilities, as well as its expansion into Europe and Asia. These costs were partially offset by cash revenues received from DTN in the amount of $665,300 during the year ended
December 31, 2001 and $660,600 during the Transition Period. Additionally, during the year ended December 31, 2001 and the Transition Period, the Company incurred consulting costs of $1,492,000 and $562,200, respectively, that were funded by the line of credit provided by HP.

Other uses of cash during the year ended December 31, 2002 were primarily for the partial repayment of our obligation to HP in the amount of $500,000, the purchase of computer equipment and related software in the amount of $166,700 and the capitalization of software development costs in the amount of $186,000. This compares to $558,400 for computer equipment and related software, $429,500 for software development costs and $500,000 for a loan to the Company's Chairman and Chief Executive Officer during the year ended December 31, 2001. During the Transition Period, the Company purchased equipment for $1,399,000 and capitalized software development costs amounting to $333,600. Additionally, during both the year ended December 31, 2001 and the Transition Period, the Company purchased computer hardware and software amounting to $2,923,000 and $884,600, respectively, that was funded by the line of credit provided by HP.

In January 2000, America First Associates Corp., acting as placement agent for SmartServ, completed a private placement of 233,000 shares of common stock at $15.00 per share. The Company also completed a private placement of an additional 100,000 shares of common stock at $15.00 per share without the services of a placement agent. In May 2000, Chase Securities Inc., acting as placement agent for SmartServ, completed a private placement of 353,535 shares of common stock at $49.50 a share. The net proceeds of these placements of $21,465,400 were used for general working capital requirements.

In May 2000, we entered into a Business Alliance Agreement with HP whereby the companies agreed to jointly market their respective products and services and to work on the build-out of SmartServ's domestic and international infrastructure. In furtherance of these objectives HP provided us with a line of credit of up to $20,000,000 for the acquisition of approved hardware, software and services. As of September 28, 2001, the expiration date of the facility, HP had advanced us $6,723,156 thereunder. In September 2002, the Company and HP amended the terms of the promissory note to provide for the (i) reduction of SmartServ's aggregate outstanding principal and accrued interest amount of $7,045,000 to $1,000,000,
(ii) return of certain unused hardware by SmartServ, (iii) issuance by SmartServ of a warrant for the purchase of 50,000 shares of common stock and (iv) repayment of $500,000 of the amended obligation on September 10, 2002. The remaining obligation was evidenced by a note, bearing an interest rate of 11%, to be repaid as follows: $200,000 on December 31, 2002, $200,000 on January 28, 2003 and $100,000 on February 27, 2003. The warrant expires on September 9, 2005 and has an exercise price of $1.166 per share. In connection therewith, the Company recorded a charge to earnings of $38,000 representing the fair value of the warrant as determined in accordance with the Black-Scholes model. Additionally, the Company recognized a net gain of $5,679,261 resulting from the extinguishment of this obligation. In February 2003, the Company and HP amended the terms of their amended promissory note to provide for the settlement of SmartServ's outstanding obligation of $530,800, inclusive of accrued interest of $30,800, in consideration of the payment by SmartServ of $225,000. As a result, the Company will recognize an additional gain of $305,800, resulting from the extinguishment of this obligation, in its financial statements for the quarter ending March 31, 2003.

In June 2002, First Albany Corporation, acting as placement agent for SmartServ, completed a private placement of units consisting of 785,714 shares of common stock and warrants to purchase common stock in consideration of $1.40 per unit. The net proceeds of $823,500 from the issuance of these units were used for general working capital requirements. The investors received warrants, callable under certain conditions, for the purchase of an aggregate of 1,428,571 shares of common stock at an exercise price of $1.40 per share through the expiration date on June 5, 2007, as well as non-callable warrants for the purchase of an aggregate of 196,429 shares of common stock, subject to antidilution adjustments, upon the occurrence of certain events, at an exercise price of $1.47 per share through June 5, 2007. In August 2002, pursuant to the terms of the callable warrants, the Company provided the investors with a notice calling such warrants. In September 2002, the callable warrants expired unexercised. Subsequent to June 2002, warrants for the purchase of 204,853 shares of common stock were exercised. Proceeds from such exercises were $176,500.

In September 2002, SmartServ issued units consisting of 3,884,209 shares of its common stock and warrants to purchase 1,942,109 shares of common stock, exercisable at $0.85 through September 8, 2007, to 22 accredited investors at a purchase price of $0.9125 per unit. Gross proceeds from this transaction amounted to $3,544,346. SmartServ agreed to pay fees consisting of $249,050, an expense allowance of $25,000, and warrants to purchase 438,046 shares of common stock at an exercise price of $0.85 per share, expiring on September 8, 2007, as compensation to certain individuals and entities that acted as finders. Additionally, the Company incurred costs and other fees of $28,000 in connection with this transaction. While the warrants to purchase common stock represent an additional source of capital, they expire in September 2007 and are not callable by the Company. Therefore, they cannot be relied upon by the Company as a definite source of capital. The warrantholders may choose to exercise their warrants if the market price of the Company's common stock exceeds the exercise price of the warrant. Subsequent to December 31, 2002, warrants for the purchase of 442,386 shares of common stock were exercised. Proceeds from such exercises were $376,000.

During the period January 1, 2000 through December 31, 2002, we issued 2,065,000 shares of common stock to investors upon the exercise of warrants to purchase such shares. Proceeds from the exercise of these warrants were $6,014,600. Substantially all of these warrants were exercised during the 12 months ended December 31, 2000 when the market value of the Company's common stock was significantly greater that it is currently.

During the quarter ended December 2002, the Company recorded a valuation allowance of $664,640 in connection with the potential uncollectibility of loans made to Mr. Sebastian Cassetta, the Company's Chairman and Chief Executive Officer. While these loans do not mature until December 2003 and January 2004, Mr. Cassetta's ability to repay these loans is highly contingent on the market value of his investment in the Company.

At December 31, 2002, we had 1,725,000 public warrants (SSOLW) and 300,000 warrants with terms identical to the public warrants outstanding. These warrants were convertible into our common stock at the ratio of two warrants per share of common stock at an exercise price of $10.50 per share. These warrants were redeemable by SmartServ on not less than 30 days written notice at the redemption price of $0.10 per warrant, provided the average closing bid quotation of the common stock as reported on the Nasdaq Stock Market has been at least 187.5% of the current exercise price of the warrants for a period of 20 consecutive trading days ending on the third day prior to the date on which we give notice of redemption. These warrants expired on March 20, 2003.

In January 2003, the Company issued a note to Steven B. Rosner in consideration of $70,000. Proceeds from the note were used for working capital. The debt was evidenced by an unsecured note bearing an interest rate of 12% per annum and was repaid in February 2003.

In February 2003, the Company issued a convertible note to Global Capital Funding Group, LP ("Global") in consideration for the receipt of $1 million. The note bears interest at the rate of 10% per annum, and is secured by the Company's assets, exclusive of its internally developed software products. The note matures on February 14, 2004, contains certain antidilution provisions, and may be converted into shares of SmartServ common stock at $1.10 per share. As additional consideration, the Company issued Global a warrant for the purchase of 200,000 shares of its common stock at an exercise price of $1.61 per share. In April 2003, the Company and Global amended the convertible note in consideration of the receipt of $250,000. As additional consideration, the Company issued Global a warrant for the purchase of 20,000 shares of its common stock at an exercise price of $1.20 per share. The warrant contains certain antidilution provisions and expires on February 14, 2006. Proceeds from the note were used for working capital purposes.

In February 2003, the Company issued 123,537 shares of common stock to 5 vendors in settlement of the Company's obligations, aggregating $164,000, to such vendors.

The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has, since its inception, earned limited revenue and incurred substantial recurring operating losses, including net losses of $8,037,173 and $14,819,860 for the years ended December 31, 2002 and 2001, respectively, and net losses of $30,993,559 and $7,124,126 for the years ended June 30, 2000 and 1999, respectively. Additionally, it had an accumulated deficit of $72,859,006 at December 31, 2002. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Such concern was expressed by our auditors, Ernst & Young LLP, in their audit report regarding the financial statements included in our Form 10-KSB for the year ended December 31, 2002. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

The economic downturn in general, and its impact on the telecommunications industry in particular, has caused telecommunications service providers to reduce capital spending, personnel and debt, as well as new service introductions. This has resulted in delays in the build-out of high-speed carrier data networks and availability of data-enabled wireless devices, causing the market for SmartServ's financial data, lifestyle and transaction services to be lackluster. In addition, many financial services firms have curtailed new product development to focus on data security and recovery. Consequently, the potential demand for the Company's products and services has been significantly delayed. Such delays have had a very detrimental effect on the Company's operations and have resulted in the Company's inability to implement its business plan and related marketing strategies. Consequently, in May 2002, the Company commenced an effort to realign its infrastructure and related overhead to correlate with reductions in projected revenue. As part of this effort, management closed the Company's UK and Hong Kong sales offices and downsized its domestic operations through staff reductions to a level sufficient to support the Company's projected operations through the remainder of 2002. In March 2003, the Company again reduced its cost structure through the termination of additional personnel. Personnel headcount has been reduced from 66 in May 2002 to the current level of 35. These efforts have reduced the Company's average monthly operating expenses from approximately $1,090,000 to $712,000 through February 2003 to $550,000, commencing March 2003. As a result of the factors identified above, the Company is in need of additional capital to enable it continue as a going concern. The following chart provides an analysis of the Company's capital requirements for the year ending

December 31, 2003 based on projected revenues of $6,900,000:

                             % OF             CAPITAL
                         REVENUE GOAL         REQUIRED
                         -------------------------------------

                             100           $    2,750,000

                              50                4,000,000

                               0                5,300,000

However, no assurance can be given that the Company will be able meet its revenue projections, maintain its cost structure as presently configured, or raise additional capital on satisfactory terms. Should the Company be unable to raise additional debt or equity financing, it will be forced to seek a merger or cease operations.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

The preparation of the consolidated financial statements, in conformity with accounting principles generally accepted in the United States, requires that management make critical decisions regarding accounting policies and judgments concerning their application. Materially different amounts could be reported under different circumstances and conditions.

Revenue Recognition
-------------------
The Company recognizes revenue from the use of its products and services in accordance with the American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 97-2, "Software Revenue Recognition", SOP 98-9, "Modification of SOP 97-2, "Software Recognition with Respect Certain Transactions", and the SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statement". Specifically, there must be (1) evidence of an arrangement, (2) delivery of SmartServ's products and services, (3) fixed and determinable fees, and (4) probable collectibility of such fees. Multi-element revenue agreements are recognized based on vendor-specific objective evidence of the fair value of individual components or if the elements in the arrangement cannot be separated, all revenues from the arrangement are deferred until the earlier of (1) the existence of vendor-specific objective evidence or (2) all elements of the arrangement have been delivered.

The contract elements vary by both product and industry. The wireless carrier market is dominated by the "data portal" concept, whereby a SmartServ developed application is made available to a mobile customer through the carrier's wireless data portal. The Company's wireless carrier model provides for the delivery of a software license and related data, such as stock quotes, lottery results, horoscopes and weather reports to the customers of the carrier. SmartServ's products offer the carrier a new revenue stream and the ability to augment the carrier's efforts to increase customer retention. However, the mere placement of SmartServ's applications in the carrier's data portal does not result in revenue to SmartServ. SmartServ earns revenue based upon a percentage of the carrier's monthly subscription fee only after the subscriber downloads the SmartServ application onto his or her mobile phone. SmartServ continues to earn a monthly subscription fee only as long as it provides subscription services to the subscriber and the subscription has not been cancelled.

SmartServ's wireless products provide the financial services industry with applications that can increase productivity and customer retention through mobile delivery of an institution's proprietary data in combination with SmartServ's market data.

SmartServ's agreements with customers in the financial services industry will generally contain multiple revenue elements. Such elements may include:

     o Subscription service fees consisting of fixed or variable charges for usage of SmartServ's products. Such fees are based on the number of users having access to SmartServ's products.
     o Development and integration fees for the development and integration of software applications that integrate SmartServ's applications with a customer's proprietary data and legacy systems.
     o Professional service revenues that emanate from consulting services provided to customers, and
     o Hosting services whereby SmartServ provides the services necessary to cache and deliver a customer's proprietary data.

Paragraph no. 10 of SOP 97-2 states that "if an arrangement includes multiple elements, the fee should be allocated to the various elements based on vendor-specific objective evidence of fair value, regardless of any separate prices stated in the contract for each element. Vendor-specific objective evidence of fair value is limited to the following:

     o    The price charged when the same element is sold separately,
     o For an element not yet being sold separately, the price established by management having the relevant authority; it must be probable that the price, once established, will not change before the separate introduction of the element into the marketplace".

Paragraph 12 of SOP 97-2 requires deferral of all revenues from multiple element arrangements that are not accounted for using long-term contract accounting if sufficient vendor-specific objective evidence does not exist for the allocation of revenue to the various elements of the arrangement. In situations where vendor-specific objective evidence exists for those elements yet to be delivered, but vendor-specific objective evidence of fair value does not exist for one or more of the delivered elements in the arrangement, the fees should be recognized using the residual method.

Impairment of Property and Equipment
------------------------------------
SmartServ reports its property and equipment at cost less accumulated depreciation. On an ongoing basis, SmartServ reviews the future recoverability of its property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. When such events or changes in circumstances do occur, an impairment loss is recognized if the undiscounted future cash flows expected to be generated by the asset are less than its carrying value. The impairment loss reduces the asset to its fair value.

Capitalized Software Development Costs
--------------------------------------
In connection with certain contracts entered into between SmartServ and its customers, as well as other development projects, the Company capitalized costs related to certain product enhancements and application development. Specifically, all software development costs are charged to expense as incurred until technological feasibility has been established for the product.
Thereafter, additional costs incurred for development are capitalized. Capitalization ceases when the product is available for general release to customers. Amortization of software development costs is provided on a product-by-product basis over the economic life, not to exceed three years, of the product using the straight-line method. Amortization of capitalized software development costs commences with the products' general release to customers. The Company has entered into several contracts with wireless telecommunications carriers which will need to generate revenues for the Company to support the carrying amount of capitalized software development costs. The determination of estimated useful economic lives and whether or not these assets are impaired involves significant judgments. Changes in strategy and/or market conditions could significantly impact these judgments and require adjustments to recorded asset balances.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS
----------------------------------------------

Forward-looking statements in this document and those made from time-to-time by our employees are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements concerning future plans or results are necessarily only estimates and actual results could differ materially from expectations. Certain factors that could cause or contribute to such differences include, but are not limited to, potential fluctuations in quarterly results, the size and timing of awards and performance on contracts, dependence on large contracts and a limited number of customers, dependence on wireless and/or internet networks of third-parties for certain products and services, lengthy sales and implementation cycles, availability and cost of key components, market acceptance of new or enhanced products and services, proprietary technology and changing technology, competitive conditions, system performance, management of growth, the risk that our current and future products and services may contain errors or be affected by technical problems that would be difficult and costly to detect and correct, dependence on key personnel and general economic and political conditions and other factors affecting spending by customers, and other risks described in this Annual Report on Form 10-KSB and our other filings with the Securities and Exchange Commission.

ITEM 7.     FINANCIAL STATEMENTS
------


                                                                        PAGE
                                                                        ----

Report of Independent Auditors                                           29

Consolidated  Balance  Sheets as of  December  31,
    2002, 2001 and 2000                                                  30

Consolidated  Statements  of  Operations  for  the
    years ended  December  31, 2002 and 2001,  the six
    months  ended  December  31, 2000 and for the year
    ended June 30, 2000                                                  32

Consolidated  Statement  of  Stockholders'  Equity
    (Deficiency) for the years ended December 31, 2002
    and 2001,  the six months ended  December 31, 2000
    and for the year ended June 30, 2000                                 34

Consolidated  Statements  of  Cash  Flows  for the
    years ended  December  31, 2002 and 2001,  for the
    six months  ended  December  31,  2000 and for the
    year ended June 30, 2000                                             37

Notes to Consolidated Financial Statements                               38

                         REPORT OF INDEPENDENT AUDITORS

Stockholders and Board of Directors
SmartServ Online, Inc.

We have  audited  the  accompanying  consolidated  balance  sheets of  SmartServ
Online, Inc. as of December 31, 2002, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity (deficiency), and cash flows for the years ended December 31, 2002 and 2001, the six months ended December 31, 2000, and the year ended June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SmartServ Online, Inc. at December 31, 2002, 2001 and 2000, and the consolidated results of its operations and its cash flows for the years ended December 31, 2002 and 2001, the six months ended December 31, 2000, and the year ended June 30, 2000, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that SmartServ Online, Inc. will continue as a going concern. As more fully described in Note 1, the Company has earned limited revenues and incurred recurring operating losses which raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/S/ ERNST & YOUNG LLP

New York, New York
April 23, 2003

                             SMARTSERV ONLINE, INC.

                           CONSOLIDATED BALANCE SHEETS


                                                                                           DECEMBER 31
                                                                   ------------------------------------------------------------
                                                                         2002                  2001                 2000
                                                                   ------------------    -----------------    -----------------
ASSETS
Current assets
    Cash and cash equivalents                                       $       154,759       $    6,532,323          $19,172,118
    Accounts receivable                                                      55,907               40,798              149,016
    Accrued interest receivable                                              50,658                   --                   --
    Prepaid compensation                                                    117,500                   --                   --
    Prepaid expenses                                                        164,258              531,028              294,809
                                                                   ------------------    -----------------    -----------------
Total current assets                                                        543,082            7,104,149           19,615,943

Property and equipment, net                                               1,573,978            3,408,776            2,658,808

Other assets

   Capitalized software  development
     costs, net of accumulated  amortization
     of $208,681, $268,619 and $804,345 at
     December 31, 2002, 2001 and 2000.                                      888,467              973,594            1,416,751
    Security deposits                                                       238,690              474,545              200,374
    Note receivable from officer, net of an allowance for
     uncollectibility of $664,640 at December 31, 2002                          --              500,000                   --
   Prepaid compensation                                                     107,708                   --              150,000
                                                                   ------------------    -----------------    -----------------
                                                                          1,234,865            1,948,139            1,767,125
                                                                   ------------------    -----------------    -----------------

Total Assets                                                        $     3,351,925       $   12,461,064          $24,041,876
                                                                   ==================    =================    =================

See accompanying notes.

                             SMARTSERV ONLINE, INC.

                           CONSOLIDATED BALANCE SHEETS


                                                                                         DECEMBER 31

                                                                 ------------------------------------------------------------
                                                                       2002                  2001                 2000
                                                                 ------------------    -----------------    -----------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities

   Accounts payable                                               $     1,307,342       $    1,329,105           $1,880,399
   Accrued liabilities                                                    476,346              533,558            1,357,270
   Accrued salaries                                                       295,437                   --                   --
   Note payable                                                           500,000                   --                   --
                                                                 ------------------    -----------------    -----------------
Total current liabilities                                               2,579,125            1,862,663            3,237,669

Deferred revenues                                                         193,294                   --            2,576,981
Deferred lease costs                                                      242,300              161,576                   --
Accounts payable - noncurrent                                             163,907                   --                   --

Note payable                                                                   --            6,723,156            1,446,256

Commitments and Contingencies - Note 11

STOCKHOLDERS' EQUITY
Preferred stock - $0.01 par value
   Authorized - 1,000,000 shares
   Issued and outstanding - None                                               --                   --                   --
Common Stock - $0.01 par value
   Authorized - 40,000,000 shares
   Issued and outstanding - 11,436,240 shares at 2002,
     6,263,783 shares at 2001, 5,973,140 shares at 2000                   114,362               62,638               59,731
Additional paid-in capital                                             73,527,939           69,680,059           69,116,627
Notes receivable from officers                                           (609,996)            (666,841)            (666,841)
Unearned compensation                                                          --             (540,354)          (1,726,574)
Accumulated deficit                                                   (72,859,006)         (64,821,833)         (50,001,973)
                                                                 ------------------    -----------------    -----------------
Total stockholders' equity                                                173,299            3,713,669           16,780,970
                                                                 ------------------    -----------------    -----------------

Total Liabilities and Stockholders' Equity                        $     3,351,925       $   12,461,064          $24,041,876
                                                                 ==================    =================    =================

See accompanying notes.

                                               SMARTSERV ONLINE, INC.

                                        CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                       SIX MONTHS ENDED       YEAR ENDED
                                                      YEAR ENDED DECEMBER 31              DECEMBER 31          JUNE 30
                                              ---------------------------------------  ------------------  -----------------
                                                     2002                2001                2000                2000
                                              -------------------  ------------------  ------------------  -----------------

Revenues                                       $       195,817     $     3,297,806     $     2,232,476         $ 3,696,133
                                              -------------------  ------------------  ------------------  ------------------

Costs and expenses
   Cost of services                                 (5,620,994)         (6,998,425)         (3,278,025)         (1,337,090)
   Sales and marketing expenses                     (3,003,834)         (4,838,034)         (2,077,002)           (940,914)
   General and administrative expenses              (4,423,642)         (4,901,090)         (2,673,193)         (3,057,491)
   Provision for losses on loans to officer           (664,640)                 --                  --                  --
   Stock-based compensation                             80,295          (1,260,125)          8,164,779         (30,271,024)
                                              -------------------  ------------------  ------------------  ------------------

Total costs and expenses                           (13,632,815)        (17,997,674)            136,559         (35,606,519)
                                              -------------------  ------------------  ------------------  ------------------

Income (loss) from operations                      (13,436,998)        (14,699,868)          2,369,035         (31,910,386)
                                              -------------------  ------------------  ------------------  ------------------

Other income (expense):
     Interest income                                   266,118             512,138             621,416             241,402
     Interest expense                                 (525,165)           (449,379)             (2,860)             (2,275)
     Gain from extinguishment of debt                5,679,261                  --                  --                  --
     Debt origination and other
     financing costs                                        --            (150,000)            (50,000)            677,700
     Foreign exchange loss                             (20,389)            (32,751)                 --                  --
                                              -------------------  ------------------  ------------------  ------------------
                                                     5,399,825            (119,992)            568,556             916,827
                                              -------------------  ------------------  ------------------  ------------------
Net income (loss)                              $    (8,037,173)    $   (14,819,860)    $     2,937,591     $   (30,993,559)
                                              ===================  ==================  ==================  ==================
Basic earnings (loss) per share                $         (1.00)    $          (2.52)   $          0.54     $         (11.42)
                                              ===================  ==================  ==================  ==================
Diluted earnings (loss) per share              $         (1.00)    $          (2.52)   $          0.34     $         (11.42)
                                              ===================  ==================  ==================  ==================
Weighted average shares outstanding - basic          8,020,038            5,891,244          5,433,577           2,712,931
                                              ===================  ==================  ==================  ==================
Weighted average shares outstanding - diluted        8,020,038            5,891,244          8,697,917           2,712,931
                                              ===================  ==================  ==================  ==================

The following table illustrates the amount of stock-based compensation (charges)/credits that would have been recorded in the categories of the statement of operations had stock-based compensation not been separately stated therein:



                                                                                       SIX MONTHS ENDED        YEAR ENDED
                                                      YEAR ENDED DECEMBER 31              DECEMBER 31           JUNE 30
                                             ----------------------------------------  ------------------  ------------------
                                                    2002                  2001               2000               2000
                                             --------------------  ------------------  ------------------  ------------------
Costs of services                            $        184,726      $       (79,272)      $   2,231,811     $     (2,749,997)

Sales and marketing                                   (50,542)               9,670             722,964             (187,712)

General and administrative                            (53,889)          (1,190,523)          5,210,004          (27,333,315)
                                             --------------------  ------------------  ------------------  ------------------
                                             $         80,295      $    (1,260,125)      $   8,164,779     $    (30,271,024)
                                             ====================  ==================  ==================  ==================

See accompanying notes.

                             SMARTSERV ONLINE, INC.

           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                  (Continued)


                                                                             NOTES
                                        COMMON STOCK                       RECEIVABLE     ADDITIONAL
                                                   PAR      COMMON STOCK      FROM         PAID-IN        UNEARNED      ACCUMULATED
                                     SHARES       VALUE      SUBSCRIBED     OFFICERS       CAPITAL      COMPENSATION      DEFICIT
                                   -----------------------  ------------- -------------  -------------  -------------- ------------
Balances at June 30, 1999          1,199,787   $ 11,998   $ 1,812,554   $(1,812,554)   $ 20,679,611    $ (3,452,904)   $(21,946,005)

Issuance of Common Stock in
   settlement of obligations
   to a Prepaid Warrant
   holder                            180,000      1,800            --            --         266,895              --              --

Issuance of Common Stock
   upon exercise of employee
   stock options                      47,808        478            --            --          80,290              --              --

Issuance of warrants to
   purchase 334,000 shares
   of Common Stock for
   various consulting
   services                               --         --            --            --         137,300         (77,400)             --

Conversion of 1,357 Prepaid
   Common Stock Purchase
   Warrants into Common Stock        810,785      8,107            --            --          (8,107)             --              --

Issuance of Common Stock in
   connection with Officers'
   Restricted Stock Purchase
   and Employment Agreements       1,103,137     11,031    (1,812,554)    1,145,713       3,997,821              --              --

Issuance of Common Stock
   upon exercise of warrants
   to purchase Common Stock        1,548,842     15,489            --            --       3,465,006              --              --

Amortization of unearned
   compensation                           --         --            --            --              --       1,220,020              --

Issuance of Common Stock and
   warrants to purchase 18,640
   shares of Common Stock
   in connection with private
   placements, net
   of direct costs of
   $1,073,900                        686,535      6,865            --            --      21,414,438              --              --

Change in market value of
  employee stock options and
  stock subscriptions                     --         --            --            --      25,809,604              --              --

Net loss for the year                     --         --            --            --              --              --     (30,993,559)
                                ------------   --------   -----------    ----------    ------------    ------------    ------------

Balances at June 30, 2000          5,576,894   $ 55,768   $        --    $ (666,841)   $ 75,842,858    $ (2,310,284)   $(52,939,564)
                                ------------   --------   -----------    ----------    ------------    ------------    ------------

See accompanying notes.



                             SMARTSERV ONLINE, INC.

           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                   (Continued)

                                                                            NOTES
                                        COMMON STOCK                      RECEIVABLE    ADDITIONAL
                                                   PAR     COMMON STOCK      FROM        PAID-IN       UNEARNED      ACCUMULATED
                                     SHARES       VALUE     SUBSCRIBED     OFFICERS      CAPITAL     COMPENSATION      DEFICIT
                                     --------------------- ------------- ------------- ------------- -------------- --------------

  Balances at June 30, 2000          5,576,894   $   55,768   $  --   $   (666,841)   $ 75,842,858    $ (2,310,284)  $(52,939,564)

  Amortization of unearned
     compensation                           --           --      --             --              --         643,710              --

  Issuance of Common Stock
     upon exercise of warrants
     to purchase Common Stock          337,946        3,380      --             --       1,984,414              --              --

  Issuance of warrants to
     purchase 50,000 shares of
     Common Stock for                       --           --      --             --          60,000         (60,000)             --
     consulting services

  Change in market value of
    employee stock options                  --           --      --             --      (8,808,489)             --              --

  Issuance of Common Stock
     upon exercise of employee
     stock options                      36,871          369      --             --          38,058              --              --

  Conversion of 30 Prepaid
     Common Stock Purchase
     Warrants into Common Stock         21,429          214      --             --            (214)             --              --

  Net income for the period                 --           --      --             --              --              --       2,937,591
                                  ------------   ----------   -----   ------------    ------------    ------------    ------------

  Balances at December 31, 2000      5,973,140       59,731      --       (666,841)     69,116,627      (1,726,574)    (50,001,973)

  Issuance of Common Stock
    upon exercise of employee
    stock options                       65,142          651      --             --          66,783              --              --

  Conversion of 151 Prepaid
    Common Stock Purchase
    Warrants into Common Stock         107,858        1,079      --             --          (1,079)             --              --

  Issuance of warrants to
    purchase Common Stock as
    compensation for services               --           --      --             --          16,500              --              --

  Issuance of Common Stock
    upon exercise of warrants          117,643        1,177      --             --         423,823              --              --

  Amortization of unearned
     compensation over the
     terms of consulting                    --           --      --             --              --       1,186,220              --
     agreement

  Change in market value of
    employee stock options                  --           --      --             --          57,405              --              --

  Net loss for the year                     --           --      --             --              --              --     (14,819,860)
                                  ------------   ----------   -----   ------------    ------------    ------------    ------------
  Balances at December 31, 2001      6,263,783   $   62,638   $  --   $   (666,841)   $ 69,680,059    $   (540,354)  $ (64,821,833)
                                  ------------   ----------   -----   ------------    ------------    ------------    ------------

See accompanying notes.



                             SMARTSERV ONLINE, INC.

           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                   (Continued)

                                                                             NOTES
                                        COMMON STOCK                       RECEIVABLE     ADDITIONAL
                                                   PAR      COMMON STOCK      FROM         PAID-IN        UNEARNED      ACCUMULATED
                                     SHARES       VALUE      SUBSCRIBED     OFFICERS       CAPITAL      COMPENSATION      DEFICIT
                                   -----------------------  ------------- -------------  -------------  -------------- ------------

  Balances at December 31, 2001      6,263,783   $     62,638   $ --   $   (666,841)   $ 69,680,059    $   (540,354)   $(64,821,833)

  Issuance of common stock
    upon exercise of employee
    stock options                       17,000            170     --             --          15,652              --              --

  Conversion of 39 prepaid
    common stock purchase
    warrants into common stock          27,857            278     --             --            (278)             --              --

  Issuance of common stock
    through private placements
    of securities                    4,669,923         46,699     --             --       4,018,365              --              --

  Issuance of common stock
     upon exercise of warrants         204,853          2,049     --             --         174,110              --              --

  Amortization of unearned
     compensation over the
     terms of consulting
     agreements                             --             --     --             --              --         540,354              --

  Warrants issued to
    consultants as
    compensation for services               --             --     --             --         282,250              --              --

  Issuance of common stock
    pursuant to the
    antidilution provisions of
    the May 2000 stock
    purchase agreement                 252,824          2,528     --             --          (2,528)             --              --

  Warrants issued as
    compensation to a former
    employee                                --             --     --             --           1,500              --              --

  Warrants to purchase common
    stock issued as a
    condition of debt
    extinguishment                          --             --     --             --          38,000              --              --

  Change in market value of
    employee stock options                  --             --     --             --        (679,191)             --              --

  Repayment of note receivable
    from officer                            --             --     --         56,845              --              --              --

  Net loss for the year                     --             --     --             --              --              --      (8,037,173)
                                  ------------   ------------   ----   ------------    ------------    ------------    ------------

  Balances at December 31, 2002     11,436,240   $    114,362   $ --   $   (609,996)   $ 73,527,939             $--    $(72,859,006)
                                  ============   ============   ====   ============    ============    ============    ============


See accompanying notes.

                             SMARTSERV ONLINE, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                         SIX MONTHS
                                                                                            ENDED        YEAR ENDED
                                                            YEAR ENDED DECEMBER 31       DECEMBER 31,     JUNE 30,
                                                            2002               2001         2000            2000
                                                            ----               ----         ----            ----
OPERATING ACTIVITIES
    Net income (loss)                                  $ (8,037,173)   $(14,819,860)   $  2,937,591    $(30,993,559)
    Adjustments  to  reconcile  net income
      (loss) to net cash used for operating
      activities:
        Gain from extinguishment of debt                 (5,679,261)             --              --              --
        Provision for losses on loans to officer            664,640              --              --              --
        Depreciation and amortization                     1,944,515       2,429,486         703,541         560,472
        Provision for losses on receivables                   2,228              --          24,133              --
        Noncash debt origination and other
    financing costs                                              --         150,000          50,000        (717,670)
        Noncash compensation costs                         (677,690)         57,405      (8,808,489)     28,991,104
        Noncash consulting services                         597,396       1,202,720         643,710       1,279,920
        Amortization of unearned revenues                   (16,706)     (2,576,981)     (1,564,598)     (1,656,632)
        Changes in operating assets and liabilities:
           Accounts receivable                              (17,337)        108,218          63,349         111,780
           Accrued interest receivable                     (215,298)             --              --              --
           Prepaid expenses                                 366,770        (236,219)        (80,853)       (163,806)
           Accounts payable and accrued liabilities         783,169       1,452,653       1,220,564       1,057,632
           Deferred revenues                                210,000              --              --              --
           Security deposits                                235,855        (274,171)       (127,000)          1,460
                                                       ------------    ------------    ------------    ------------

    Net cash used for operating activities               (9,838,892)    (12,506,749)     (4,938,052)     (1,529,299)
                                                       ------------    ------------    ------------    ------------

    INVESTING ACTIVITIES

    Capitalization of software development costs           (185,895)       (429,487)       (333,648)     (1,122,003)
    Purchase of equipment                                  (166,666)       (558,366)     (1,398,748)       (419,335)
    Note receivable from officer                                 --        (500,000)             --              --
                                                       ------------    ------------    ------------    ------------
    Net cash used for investing activities                 (352,561)     (1,487,853)     (1,732,396)     (1,541,338)
                                                       ------------    ------------    ------------    ------------

  FINANCING ACTIVITIES

  Proceeds from the issuance of warrants                         --              --              --          24,746
  Proceeds from the issuance of common stock              4,836,392         492,434       2,026,221      26,031,723
  Proceeds from the issuance of common stock to
  officers                                                       --              --              --           9,012
  Proceeds from the issuance of notes                            --         862,373              --              --
  Repayment of note payable                                (500,000)             --              --              --
  Repayment of capital lease obligation                          --              --              --         (70,147)
  Repayment of note receivable from officer                  56,845              --              --              --
  Costs of issuing securities                              (579,348)             --        (200,000)     (1,073,903)
                                                       ------------    ------------    ------------    ------------
  Net cash provided by financing activities               3,813,889       1,354,807       1,826,221      24,921,431
                                                       ------------    ------------    ------------    ------------

  Increase (decrease) in cash and cash equivalents       (6,377,564)    (12,639,795)     (4,844,227)     21,850,794
  Cash and cash equivalents - beginning of period         6,532,323      19,172,118      24,016,345       2,165,551
                                                       ------------    ------------    ------------    ------------
  Cash and cash equivalents - end of period            $    154,759    $  6,532,323    $ 19,172,118    $ 24,016,345
                                                       ============    ============    ============    ============

See accompanying notes.

                             SMARTSERV ONLINE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.      NATURE OF BUSINESS

SmartServ Online, Inc. ("SmartServ" or the "Company") commenced operations on August 20, 1993, and had its initial public offering on March 21, 1996. The Company offers wireless applications, development and hosting services that allow wireless carriers, content providers and financial services firms to deliver content to their work forces and customers. SmartServ's products can deliver proprietary information, as well as delayed and real-time financial market data, business and financial news, national and local weather reports and other business and entertainment information in a user-friendly manner.

The Company's mobile data solutions are designed to generate additional revenue, increase operating efficiency, and extend brand awareness for wireless carriers, enterprises and content providers and are delivered via J2ME, BREW, WAP and SMS, as well as RIM Blackberry and Pocket PC devices.

SmartServ has established customer and distribution relationships with a growing network of strategic partners and wireless carriers, including Verizon Wireless, AT&T Wireless, Nextel, ALLTEL Wireless, U.S. Cellular, QUALCOMM and Motorola, as well as content providers, including BusinessWeek Online, Forbes.com, S&P Comstock and The Wall Street Journal Online (Dow Jones).

The economic downturn in general, and its impact on the telecommunications industry in particular, have caused telecommunications service providers to reduce capital spending, personnel and debt, as well as new service introductions. This has resulted in delays in the build-out of high speed carrier data networks and availability of data-enabled wireless devices, causing the market for SmartServ's financial data and transaction services to be lackluster. In addition, many financial services firms have curtailed new product development to focus on data security and recovery. Consequently, the potential demand for the Company's products and services has been significantly delayed. Such delays have had a very detrimental effect on the Company's operations and have resulted in the Company's inability to implement its business plan and related marketing strategies. Consequently, in May 2002, the Company commenced an effort to realign its infrastructure and related overhead to correlate with reductions in projected revenue. As part of this effort, management closed the Company's UK and Hong Kong sales offices and downsized its domestic operations through staff reductions to a level sufficient to support the Company's projected operations through the remainder of 2002. In March 2003, the Company again reduced its cost structure through the termination of additional personnel. Personnel headcount has been reduced from 66 in May 2002 to the current level of 35. These efforts have reduced the Company's average monthly operating expenses from approximately $1,090,000 to $712,000 through February 2003 to approximately $550,000 commencing March 2003, excluding noncash stock compensation and depreciation and amortization. As a result of the factors identified above, the Company is in need of additional capital to enable it continue as a going concern. The following chart provides an analysis of the Company's capital requirements for the year ending December 31, 2003 based on projected revenues of $6,900,000:

                             % OF             CAPITAL
                         REVENUE GOAL         REQUIRED
                         ------------- -----------------------
                             100           $    2,750,000
                              50                4,000,000
                               0                5,300,000

However, no assurance can be given that the Company will be able meet its revenue projections, maintain its cost structure as presently configured, or raise additional capital on satisfactory terms. Should the Company be unable to raise additional debt or equity financing, it will be forced to seek a merger or cease operations.

The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has, since its inception, earned limited revenues and incurred substantial recurring operating losses, including net losses of $8,037,173 and $14,819,860 for the years ended December 31, 2002 and 2001, respectively, and net losses of $30,993,559 and $7,124,126 for the years ended June 30, 2000 and 1999, respectively. Additionally, it had an accumulated deficit of $72,859,006 at December 31, 2002. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

SmartServ's plan of operation to eliminate the uncertainty surrounding its ability to continue as a going concern focuses on licensing its applications and related services to wireless carriers and financial services firms. For wireless carriers, the Company delivers data and branded content that can increase wireless data revenue and customer retention. For content providers, the Company provides an added source of revenue by distributing their content and brand to the wireless users. For financial services firms, the Company offers solutions that can increase productivity and customer retention through the mobile delivery of proprietary data, as well as market data and other useful content. Management believes that SmartServ's primary source of revenues will be derived from revenue-share licensing contracts with its technology partners, content providers and wireless carrier and financial services customers.

As an example, SmartServ has launched several products on the Verizon Wireless network. The Company's financial content products have been launched on Verizon's BREW (Binary Runtime Environment for Wireless) network under both the Forbes.com and Wall Street Journal Online brand names, while its SMS (Short Message Service) financial alert product has been launched on Verizon's V-text portal. Additionally, the Company has launched its AreaWeather and AstroCom Horoscope lifestyle products on Verizon's BREW network. Similarly, the Company has launched its Forbes.com branded application on AT&T Wireless' m-Mode network. Salomon Smith Barney, in conjunction with SmartServ, has launched a wireless version of its GEO (Global Equities Online) product. GEO combines Salomon's proprietary data, such as morning call notes, with SmartServ's financial data products to form a fully integrated financial tool. While management believes that these relationships are important to the Company's success, no assurance can be given that these customers will be successful in their marketing efforts or that the Company's products and services will be well received in the marketplace.

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION
---------------------
The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States.

In October 2000, the Company announced the change of its year end from a fiscal year ending on June 30th to a calendar year ending on December 31st in order to conform to standard industry practice. This change in fiscal year end gave rise to the six month transition period ended December 31, 2000. The new fiscal year commenced on January 1, 2001.

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

REVENUE RECOGNITION
-------------------
The Company recognizes revenue from the use of its products and services in accordance with American Institute of Certified Public Accountants' ("AICPA") Statement of Position ("SOP") 97-2, "Software Revenue Recognition", SOP 98-9, "Modification of SOP 97-2, Software Recognition, With Respect to Certain Transactions", and the SEC Staff Accounting Bulletin No.101, "Revenue Recognition in Financial Statements". Specifically, there must be (1) evidence of an arrangement, (2) delivery of our products and services, (3) fixed and determinable fees and (4) probable collectibility of such fees. Revenues from multi-element revenue agreements are recognized based on vendor specific objective evidence of individual components or, if the elements in the arrangement cannot be separated, as has been the situtation to date, recognized as one element ratably over the term of the agreement.

Subscription Revenue
--------------------
Subscription revenue consists of fixed and variable charges for the usage of the Company's products and services provided through its relationships with wireless telecommunications carriers and a financial services company. Such revenue is recognized as the services are provided on a monthly basis.

Development and Integration Revenue
-----------------------------------
Development and integration fees are charged for the development of private-labeled applications for customers that incorporate their proprietary data into SmartServ's products and services. Such fees are recognized ratably over the term of the agreement.

Service Revenue
---------------
Service revenue is derived from consulting or by providing other professional services to customers. Revenue from the performance of such services is recognized when the services are performed. Losses, if any, from professional services contracts are recognized at the time such losses are identified. Maintenance and support fees paid in advance are nonrefundable and are recognized ratably over the term of the agreement, generally 12 months.

Hosting Services
----------------
Hosting service arrangements are based on a flat monthly fee or on the number of users and may include a one-time setup fee. The one-time setup fee is recognized over the term of the hosting arrangement, and the hosting services revenue is recognized monthly as earned on a fixed fee or variable rate basis.

Deferred revenues, resulting from customer prepayments, are recognized as services are provided throughout the term of the agreement with the respective customer. Deferred revenues resulting from the agreement with Data Transmission Network Corporation ("DTN") were amortized over the anticipated future revenue stream, a period of 42 months, commencing June 1, 1999. The Company amended its agreement with DTN such that, effective September 1, 2000, SmartServ performed maintenance and enhancement services through December 2000 and provided operational support through August 2001. Therefore, commencing September 1, 2000, deferred revenues were amortized to income on a straight-line basis over the period through August 2001.

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

CAPITALIZED SOFTWARE DEVELOPMENT COSTS
--------------------------------------
In connection with certain contracts entered into between SmartServ and its customers, as well as other development projects, the Company has capitalized costs related to certain product enhancements and application development in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." Specifically, all software development costs are charged to expense as incurred until technological feasibility has been established for the product. Thereafter, additional costs incurred for development are capitalized. The Company ceased capitalizing such costs in connection with its current product offering during the quarter ended September 2002 when the products became available for general release to customers. Amortization of capitalized software development costs commences with the products' general release to customers and is provided on a product-by-product basis over the economic life, not to exceed three years, using the greater of the straight-line or a flow of revenue method.

On an ongoing basis, SmartServ reviews the future recoverability of its capitalized software development costs for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. When such events or changes in circumstances do occur, an impairment loss is recognized if the undiscounted future cash flows expected to be generated by the asset are less than its carrying value. The impairment loss reduces the asset to its fair value.

FAIR VALUE OF FINANCIAL INSTRUMENTS
-----------------------------------
The carrying amounts of our financial instruments approximate fair value due to their terms and maturities.

SUPPLEMENTAL CASH FLOW DATA
---------------------------
The Company considers all highly liquid investments with a maturity date of three months or less when purchased to be cash equivalents.

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

Interest, debt origination and other financing costs paid during the years ended December 31, 2002 and 2001 were $373,339 and $261,750, respectively. Such amounts paid during the six month period ended December 31, 2000 and the year ended June 30, 2000 were $202,860 and $2,275, respectively.

CONCENTRATION OF CREDIT RISK
----------------------------
Financial instruments that potentially subject SmartServ to concentrations of credit risk consist solely of accounts receivable. At December 31, 2002 and 2001, accounts receivable consist principally of amounts due from a financial services company. The Company performs periodic credit evaluations of its customers and, if applicable, provides for credit losses in the financial statements.

PROPERTY AND EQUIPMENT
----------------------
Property and equipment are stated at cost, net of accumulated depreciation. Equipment purchased under a capital lease is recorded at the present value of the future minimum lease payments at the date of acquisition. Depreciation is computed using the straight-line method over estimated useful lives of three to ten years.

On an ongoing basis, SmartServ reviews the future recoverability of its property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. When such events or changes in circumstances do occur, an impairment loss is recognized if the undiscounted future cash flows expected to be generated by the asset are less than its carrying value. The impairment loss reduces the asset to its fair value.

ADVERTISING COSTS
-----------------
Advertising costs are expensed as incurred and were approximately $280,000 and $85,300 for the years ended December 31, 2002 and 2001, respectively. Such costs were approximately $54,000 and $91,700 for the six month period ended December 31, 2000 and the fiscal year ended June 30, 2000, respectively.

STOCK BASED COMPENSATION
------------------------
Employee Stock Option Plans
---------------------------
The Company maintains several stock option plans for employees and directors that provide for the granting of stock options for a fixed number of common shares with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for such grants in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). Accordingly, compensation expense is recognized to the extent that the fair value of the stock exceeds the exercise price of the option at the measurement date. Certain options, which have been repriced, are subject to the variable plan requirements of APB No. 25, which requires the Company to record compensation expense for changes in the fair value of its common stock.

Non-Employee Compensation
-------------------------
The Company has issued warrants to purchase common stock to non-employee consultants as compensation for services rendered or to be rendered to the Company. The warrants are recorded in accordance with the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and are valued in accordance with the Black-Scholes pricing methodology.

The Company adopted the disclosure provisions of SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, which amends SFAS No. 123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation, which was originally provided under SFAS No. 123. SFAS No. 148 also improves the timeliness of disclosures by requiring the information to be included in interim as well as annual financial statements. The adoption of these disclosure provisions had no impact on the Company's 2002 consolidated results of operations, financial position or cash flows.

SFAS No. 123 requires companies to recognize compensation expense based on the respective fair values of the options at the date of grant. Companies that choose not to adopt such rules will continue to apply the existing accounting rules contained in APB No. 25, but are required to disclose the pro forma effects on net income (loss) and earnings (loss) per share, as if the fair value based method of accounting had been applied.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. As such, the pro forma net earnings (loss) and earnings (loss) per share are not indicative of future years.

SmartServ's pro forma information is as follows:


                                                                                        SIX MONTHS ENDED
                                                        YEAR ENDED                        DECEMBER 31          YEAR ENDED
                                                       DECEMBER 31                                              JUNE 30,
                                         -----------------------------------------     ------------------- --------------------
                                                 2002                 2001                    2000                2000
                                         --------------------- -------------------     ------------------- --------------------
  Net income (loss) as reported               $   (8,037,173)   $   (14,819,860)         $      2,937,591    $(30,993,559)

  Employee stock-based
    compensation included in net
    income (loss)                                   (677,690)            57,405                (8,808,489)      7,123,744

  Employee stock-based
    compensation pursuant to
    SFAS 123                                      (4,278,214)        (4,561,992)               (4,295,222)     (1,379,888)
                                              --------------    ---------------          ----------------    ------------

  Proforma net income (loss)                  $  (12,993,077)   $   (19,324,447)         $    (10,166,120)   $(25,249,703)
                                              ==============    ===============          ================    ============

  Basic earnings (loss) per share             $        (1.00)   $         (2.52)         $           0.54    $     (11.42)
                                              ==============    ===============          ================    ============
  Diluted earnings (loss)
   per share                                  $        (1.00)   $        (2.52)          $           0.34    $     (11.42)
                                              ==============    ===============          ================    ============
  Proforma basic earnings (loss)
    per share                                 $        (1.62)   $         (3.28)         $          (1.87)   $      (9.31)
                                              ==============    ===============          ================    ============
  Proforma diluted earnings
    (loss) per share                          $        (1.62)   $         (3.28)         $          (1.87)   $      (9.31)
                                              ==============    ===============          ================    ============

FOREIGN CURRENCY TRANSLATION
----------------------------
The financial statements of the Company's foreign subsidiaries whose functional currencies are other than the U.S. dollar, have been translated into U.S. dollars in accordance with SFAS No. 52, Foreign Currency Translation. All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Income statement amounts have been translated using the average rate for the year. Gains and losses resulting from the changes in exchange rates from year to year have been reported in accumulated other comprehensive income.

RECLASSIFICATIONS
-----------------
Certain amounts reported in the financial statements for the year ended December 31, 2001, the six-month transition period ended December 31, 2000 and the fiscal year ended June 30, 2000 have been reclassified to conform to the 2002 presentation.

RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------
Effective January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which provides a single accounting model for measuring impairment of long-lived assets and the disposal of such assets. The adoption of SFAS No. 144 had no impact on the Company's consolidated results of operations, financial position or cash flows.

In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". The Company has early adopted SFAS No. 145. Accordingly, the Company's gain on extinguishment of debt has been recorded in "Other income" in the consolidated financial statements.

In July 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with an Exit or Disposal Activity". SFAS No. 146 revises the accounting for exit and disposal activities under Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)", by potentially spreading out the reporting of expenses related to restructuring activities. SFAS No. 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002. The Company will adopt SFAS No. 146 on January 1, 2003, as required, and does not believe that the adoption of this new standard will have a material effect on its consolidated results of operations, financial position or cash flows.

3.      PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                  DECEMBER 31
                                   --------------------------------------------
                                      2002            2001          2000
                                   -------------- ---------------   -----------
  Data processing equipment        $ 4,842,941     $5,279,709      3,468,044
  Office furniture and equipment       151,263        151,263        172,452
  Display equipment                     71,335         71,335         71,335
  Leasehold improvements                69,852         55,570         54,462
                                   -----------    -----------    -----------

                                     5,135,391      5,557,877      3,766,293

  Accumulated depreciation          (3,561,413)    (2,149,101)    (1,107,485)
                                   -----------    -----------    -----------
                                   $ 1,573,978     $3,408,776      2,658,808
                                   ===========    ===========    ===========

4.      NOTE RECEIVABLE FROM OFFICER

In December 2000, the Company's Board of Directors authorized the issuance of a line of credit to Sebastian Cassetta, SmartServ's Chief Executive Officer, for an amount not to exceed $500,000. Such amount bears interest at the prime rate and matures on March 20, 2004. Pursuant to the terms of the note, interest for the period January 2, 2001 to June 30, 2002 has been accrued and is payable at maturity. Commencing July 1, 2002 until maturity, interest shall be payable semi-annually in arrears on January 1st and July 1st.

The financial statements at December 31, 2002 contain a valuation allowance for a potential loss of $552,467, relating to the collectibility of Mr. Cassetta's note and the interest accrued thereon through June 30, 2002. Additionally, the financial statements contain a valuation allowance for a potential loss of $112,173, relating to interest earned by the Company pursuant to the restricted stock purchase agreement between the Company and Mr. Cassetta.

5.      NOTE PAYABLE

In May 2000, the Company entered into a Business Alliance Agreement with Hewlett-Packard Company ("HP") whereby the companies agreed to jointly market their respective products and services, and to work on the build-out of SmartServ's domestic and international infrastructure. In furtherance of these objectives, HP provided the Company with a line of credit of up to $20,000,000 for the acquisition of approved hardware, software and services. On September 10, 2002, the Company and HP amended the terms of the promissory note to provide for the (i) reduction of SmartServ's aggregate outstanding principal and accrued interest amount of $7,045,000 to $1,000,000, (ii) return of certain unused hardware by SmartServ, (iii) issuance by SmartServ of a warrant for the purchase of 50,000 shares of common stock and (iv) repayment of $500,000 of the amended obligation on September 10, 2002. The remaining $500,000 obligation was evidenced by a note, bearing an interest rate of 11%, secured by the Company's assets exclusive of its internally developed software products, and was satisfied through a partial repayment in February 2003 (See Note 15). The warrant expires on September 9, 2005 and has an exercise price of $1.166, determined as 110% of the average closing bid price of the common stock for the five trading days prior to September 10, 2002. In connection therewith, the Company recorded a charge to earnings of $38,000 representing the fair value of the warrant as determined in accordance with the Black-Scholes pricing model. The restructuring of the obligation resulted in a net gain of $5,679,261 which has been recorded as "Other income" in the consolidated financial statements.

6.      EQUITY TRANSACTIONS

In December 1998, the Company's Board of Directors approved the terms of restricted stock purchase agreements for Sebastian E. Cassetta, Chairman and Chief Executive Officer, and Mario F. Rossi, Executive Vice President of
Technology. In connection with Mr. Cassetta's purchase of 618,239 shares of restricted stock, SmartServ received cash in the amount of $6,182 and a 5 year, non-recourse promissory note in the amount of $457,497. In connection with Mr. Rossi's purchase of 206,080 shares of restricted stock, SmartServ received cash in the amount of $2,061 and a 5 year, non-recourse promissory note in the amount of $152,499. The notes are secured by the stock and bear interest at the rate of 7.50% per annum. The stock purchase agreements provide SmartServ with certain repurchase options and provide Messrs. Cassetta and Rossi with a put option in the event of the termination of their employment. Through December 31, 1999, the restricted stock purchase agreements were variable plan awards pursuant to APB No. 25 and accordingly, SmartServ was required to recognize compensation expense for the changes in the market value of its common stock. As a result thereof, the Company recorded a charge to compensation expense of $15,636,300, as well as a corresponding increase to additional paid-in capital during the year ended June 30, 2000. The restricted stock purchase agreements with Messrs. Cassetta and Rossi were amended to provide for certain recourse against them in the event of their default on their obligations the Company. Commencing January 1, 2000, the restricted stock awards are no longer variable plan awards pursuant to APB No. 25.

The delisting of the Company's common stock from the Nasdaq Small Cap Market in May 1998 caused it to default on certain terms and conditions of the Company's previously issued Prepaid Common Stock Purchase Warrants ("Prepaid Warrants"). Such default obligated SmartServ to pay financial penalties, as well as to redeem the outstanding Prepaid Warrants at a 43% premium. The Company had been unable to obtain appropriate waivers from holders of $1,994,000 of such Prepaid Warrants. Accordingly, a charge was recorded in the results from operations for the year ended June 30, 1999 for debt origination and other financing costs in the amount of $986,365, representing the potential penalties due such holders. During the year ended June 30, 2000, the Company reversed $717,000 of such unpaid penalties upon the conversion by the holders of the Prepaid Warrants into SmartServ common stock.

In October 1999, SmartServ entered into a restricted stock agreement with Robert Pearl, the former Senior Vice President Business Development, providing for the sale to Mr. Pearl of 76,818 shares of common stock at a purchase price of $0.75 per share. SmartServ received cash in the amount of $768 and a 5 year, promissory note in the amount of $56,845. The note was secured by the common stock, bore an interest rate of 7.50% and contained certain recourse provisions in connection with the payment of such interest. The stock purchase agreement provided SmartServ with certain repurchase options and provided Mr. Pearl with a put option in the event of the termination of his employment without cause. In August 2002, this loan was repaid.

In October 1999, SmartServ entered into an agreement for consulting services. As consideration for such services, the Company granted this consultant warrants to purchase 100,000 shares of common stock at an exercise price of $2.625 per share and warrants to purchase 100,000 shares of common stock at $3.625 per share. In January 2000, in consideration of $125,000 and the issuance of warrants to purchase 8,000 shares of common stock at $18.375 per share, the Company extended this agreement for the two-year period commencing October 24, 2000. The warrants expire on October 24, 2004. A noncash charge of $62,400 was recorded in the year ended June 30, 2000 for the fair value of the warrants to unearned compensation that was amortized to income over the term of the agreement. In July 2000, we issued 200,000 shares of our common stock to this consultant upon exercise of warrants to purchase such shares. Proceeds from the exercise were $625,000.

In December 1999, the Company issued 202,000 shares of common stock to Messrs. Cassetta and Rossi in satisfaction of its bonus obligations to them under their employment contracts. The Company has recorded a charge to compensation expense of $3,181,500 for the change in fair value of our common stock between the due date of the obligation and the grant date of the common stock.

During the year ended June 30, 2000, the Company issued warrants to purchase 126,000 shares of its common stock to various marketing and technical consultants as partial compensation for services rendered and to be rendered to SmartServ. The warrants have exercise prices of between $2.50 and $49.50 and expire through April 30, 2003. The Company recorded $74,000 as unearned compensation which has been amortized to income over the terms of the consulting agreements.

In January 2000, the Company completed an offering of 333,000 shares of its common stock to accredited investors. Gross proceeds from the offering amounted to $4,995,000 or $15.00 per share of common stock. America First Associates Corp. received a commission of $279,600, an unaccountable expense allowance of $25,000 and warrants to purchase 18,640 shares of common stock at $15.00 per share through January 18, 2005 as compensation for services as placement agent for the offering.

During the year ended June 30, 2000, the Company issued 1,288,342 shares of common stock to certain other investors at prices ranging from $.60 to $24.00 per share upon exercise of warrants to purchase such shares. Proceeds from the exercise of these warrants were $1,630,764.

During the year ended June 30, 2000, holders of 1,357 of SmartServ's Prepaid Warrants converted such warrants into 810,785 shares of common stock at exercise prices ranging from $1.40 to $8.40 per share.

In May 2000, the Company completed an offering of 353,535 shares of its common stock to accredited investors. Gross proceeds from the offering amounted to $17,500,000 or $49.50 per share of common stock. Chase Securities, Inc., acting as placement agent for the offering, received a commission of $700,000 and reimbursement for $17,700 of expenses.

In August 2000, the Company issued warrants to purchase 50,000 shares of its common stock to a financial consultant as partial consideration for services to be rendered to SmartServ. The warrants have an exercise price of $49.50 and expire on April 30, 2003. During the six months ended December 31, 2000, the Company recorded a charge to earnings of $60,000 in connection with these warrants.

During the six month period ended December 31, 2000, the Company issued 337,946 shares of common stock to certain other investors at prices ranging from $2.63 to $14.64 per share upon exercise of warrants to purchase such shares. Net proceeds from the exercise of these warrants were $1,997,200.

In December 2000, holders of 30 of the Company's Prepaid Warrants converted such warrants into 21,429 shares of common stock at an exercise price of $1.40 per share.

During the six month period ended December 31, 2000, the Company issued 36,871 shares of common stock to employees pursuant to the exercise of employee stock options. The options were exercised at prices ranging from $0.94 to $1.29 per share. Proceeds from the exercise of these options were $38,427.

In April 2001, the Company issued a warrant to purchase an aggregate of 2,000 shares of common stock to a member of the Company's Advisory Board as partial consideration for services to be provided to SmartServ as a member of such Board. The warrant is exercisable after one year at an exercise price of $9.36 per share, expires on April 15, 2005, and has been recorded in the financial statements based on the Black-Scholes pricing methodology.

During the year ended December 31, 2001, the Company issued 117,643 shares of common stock to various financial and marketing consultants upon exercise of warrants to purchase such shares. Proceeds from the exercise of these warrants were $425,000.

During the year ended December 31, 2001, the Company issued 65,142 shares of common stock to employees pursuant to the exercise of employee stock options. The options were exercised at prices ranging from $0.94 to $1.29 per share. Proceeds from the exercise of these options were $67,434.

During the year ended December 31, 2001, 151 Prepaid Warrants were converted into an aggregate of 107,858 shares of SmartServ common stock at an exercise price of $1.40 per share.

In June 2002, SmartServ issued units consisting of 785,714 shares of its common stock and warrants, callable under certain conditions, for the purchase of an aggregate of 1,428,571 shares of common stock at an exercise price of $1.40 per share through the expiration date on June 5, 2007, as well as non-callable warrants for the purchase of an aggregate of 196,429 shares of common stock, subject to antidilution adjustments upon the occurrence of certain events, at an exercise price of $1.47 per share through June 5, 2007 to two accredited investors at a purchase price of $1.40 per share. The callable warrants provided that upon exercise the investors would receive non-callable warrants for the purchase of an aggregate of 357,143 shares of common stock at an exercise price of $1.47 per share. In August 2002, pursuant to the terms of the callable warrants, the Company provided the investors with a notice, calling such warrants. In September 2002, the callable warrants expired unexercised. Gross proceeds from this transaction amounted to $1,100,000. First Albany Securities Corporation, the placement agent, received a commission of $66,000 in connection with this transaction. Additionally, the Company incurred costs and other fees of $80,500 in connection with this transaction. Each of the investors received a fee of $65,000 in connection with the performance of due diligence related to their investment in the Company. In September 2002, SmartServ issued 169,853 shares of common stock upon the exercise, by Bonanza Master Fund, Ltd., an investor in the June 2002 financing, of warrants to purchase such shares at an exercise price, after antidilution adjustments, of $0.85 per share. Proceeds from the issuance were $144,375. In December 2002, the Company issued 35,000 shares of common stock to Vertical Ventures Investments, LLC, an investor in the June 2002 financing, upon the exercise of warrants to purchase such shares. Proceeds from the exercise of these warrants were $31,850.

In September 2002, SmartServ issued units consisting of 3,884,209 shares of its common stock and warrants to purchase 1,942,109 shares of common stock exercisable at $0.85 per share through September 8, 2007 to 22 accredited investors at a purchase price of $0.9125 per unit. Gross proceeds from this transaction amounted to $3,544,346. SmartServ paid fees consisting of $249,050, an expense allowance of $25,000, and issued warrants to purchase 438,046 shares of common stock at an exercise price of $0.85 per share, expiring on September 8, 2007, as compensation to certain individuals and entities that acted as finders. Additionally, the Company incurred costs and other fees of $28,800 in connection with this transaction.

In December 2002, the Company entered into a consulting agreement with Steven B. Rosner. As consideration for such services, the Company granted Mr. Rosner a warrant to purchase 250,000 shares of common stock at an exercise price of $1.28 per share. The warrants have been valued in accordance with the Black-Scholes pricing methodology, recorded in the financial statements as deferred compensation and are being amortized as consulting costs over the two-year term of the agreement.

During the year ended December 31, 2002, the Company issued warrants to purchase 267,000 shares of our common stock to certain financial and marketing consultants as partial compensation for services rendered and to be rendered to SmartServ. The warrants have exercise prices ranging from $1.28 to $5.44, expire in April and December 2005, and have been recorded in the consolidated financial statements at fair market value as determined in accordance with the Black-Scholes pricing model.

At December 31, 2002, the Company has 1,725,000 public warrants (SSOLW) and 300,000 warrants with terms identical to the public warrants outstanding. In February 2002, the Company's Board of Directors modified the terms of, and extended such warrants which were due to expire on March 20, 2002. These warrants, which had an exercise formula requiring the surrender of 1.933 warrants and the payment of $7.731 for each share of common stock, were modified to provide for the surrender of 2.5 warrants and the payment of $10.50 for each share of common stock. The modified warrants expired on March 20, 2003.

At December 31, 2002, there were 1,903,000 shares reserved for issuance upon the exercise of options granted to employees and 5,080,000 shares reserved for the exercise of warrants to purchase common stock granted to investors in, and consultants to the Company. The range of exercise prices of the warrants to purchase common stock are as follows:

                              EXERCISE PRICE RANGE        UNDERLYING SHARES
                           ---------------------------- ----------------------
                                 $0.60 to $2.50                  3,376,400
                                 $2.51 to $5.00                    803,500
                                   Above $5.00                     900,100
                                                             -----------------
                                                                 5,080,000
                                                             =================

The Company's failure to timely file its Form 10-KSB has affected the following registration rights held by some of its shareholders and warrant holders. The Company is working expeditiously to cure these deficiencies:

Obligations to Maintain Effective Registration Statements:
----------------------------------------------------------
Vertical Ventures Investments, LLC holds a warrant to purchase up to 134,853 shares of common stock that is subject to registration rights. The Registration Statement covering the shares underlying this warrant is no longer effective. The Company has until May 14, 2003 to cause the Registration Statement to again become effective. If the Company fails to do so by May 14, 2003, it will be required to pay a fee of $8,250 for the first month of the deficiency and a fee of $16,500 for each month thereafter until the shares underlying the warrant are registered.

Accredited investors in the Company's September 2002 equity placement hold up to an aggregate of 3,701,943 shares of common stock and warrants to purchase up to an aggregate of 1,499,723 shares of common stock, all subject to registration rights requiring the Company to use its commercially reasonable best efforts to maintain the effectiveness of the Registration Statement covering the shares of common stock and the shares underlying the warrants. The Registration Statement is no longer effective.

Obligation to File a Registration Statement:
--------------------------------------------
Global Capital Funding Group, L.P. holds warrants to purchase up to 220,000 shares of common stock and a convertible note convertible into 1,136,364 shares of common stock. The Company was required to file a Registration Statement covering all such shares on April 14, 2003. The Company has not yet filed the Registration Statement, and may be subject to a penalty fee equal to $20,000 for each month that this deficiency remains uncured. The Company expects to cure this deficiency prior to incurring a second month of penalty fees.

7.      STOCK-BASED COMPENSATION

In connection with the grant of certain stock options, warrants and other compensation arrangements, the Company has recorded charges to earnings that are noncash in nature. Certain of these stock option grants are subject to the variable plan requirements of APB No. 25 that require the Company to record compensation expense for changes in the fair value of its common stock.

As more fully described in Note 13 to the financial statements, stock-based compensation for the years ended December 31, 2002 and 2001, and for the six months ended December 31, 2000, consisted primarily of the impact of changes in the market value of the Company's common stock on the value of options to purchase common stock issued to employees and the amortization of deferred costs associated with the prior issuance of warrants to purchase common stock to various consultants. During the fiscal year ended June 30, 2000, stock-based compensation consisted primarily of the above, as well as the compensation issues related to the issuance of restricted stock to Messrs. Cassetta and Rossi, as more fully described in Note 6 to the financial statements.

8.      EARNINGS PER SHARE

The following  table sets forth the  computation  of basic and diluted  earnings
(loss) per share:


                                                                                         SIX MONTHS
                                                                                            ENDED            YEAR ENDED
                                                   YEAR ENDED DECEMBER 31                DECEMBER 31          JUNE 30
                                           ----------------------------------------   ----------------   -----------------
                                                 2002                 2001                  2000               2000
                                           ------------------   -------------------   ----------------   -----------------
Numerator
   Net earnings (loss)                     $    (8,037,173)     $   (14,819,860)      $     2,937,591    $  (30,993,559)
                                           ==================   ===================   ================   =================

Denominator
   Denominator for basic earnings (loss)
   per share - weighted average shares
                                                 8,020,038            5,891,244             5,433,577         2,712,931

   Dilutive effect of warrants to
   purchase common stock                                --                   --             2,214,176                --

   Dilutive effect of employee stock
   options and restricted shares                        --                   --             1,050,164                --
                                           ------------------   -------------------   ----------------   -----------------

   Denominator for diluted earnings
   (loss) per share                              8,020,038            5,891,244             8,697,917         2,712,931
                                           ==================   ===================   ================   =================

Basic earnings (loss) per common share     $         (1.00)     $         (2.52)      $          0.54     $      (11.42)
                                           ==================   ===================   ================   =================

Diluted earnings (loss) per common share   $         (1.00)     $         (2.52)      $          0.34     $      (11.42)
                                           ==================   ===================   ================   =================

Outstanding employee stock options and other warrants to purchase an aggregate of 6,983,000, 4,400,000, 518,000 and 4,568,000 shares of common stock at
December 31, 2002, 2001, 2000 and June 30, 2000, respectively, were not included in the computation of diluted earnings per share because either the Company reported a loss for the period or their exercise prices were greater than the average market price of the common stock and therefore would be antidilutive.

9.      INCOME TAXES

At December 31, 2002, 2001 and 2000, SmartServ has deferred tax assets as follows:


                                                                       DECEMBER 31

                                                -----------------------------------------------------------
                                                      2002                 2001                 2000
                                                -----------------     ----------------     ----------------
     Capitalized start-up costs                 $            --       $            --       $      198,000
     Net operating loss carryforwards                33,100,000            31,250,000           25,694,000
                                                -----------------     ----------------     ----------------
                                                $    33,100,000       $    31,250,000       $   25,892,000
                                                =================     ================     ================

In accordance with SFAS No. 109, "Accounting for Income Taxes," the Company has established a valuation allowance to fully reserve the future income tax benefit of these deferred tax assets due to uncertainty about their future realization. The valuation allowances were $33,100,000, $31,250,000 and $25,892,000 at
December 31, 2002, 2001 and 2000, respectively.

At December 31, 2002, the Company has net operating loss carryforwards for Federal income tax purposes of approximately $83,800,000 which expire in the years 2009 through 2022. As a result of ownership changes, pursuant to Internal Revenue Code Section 382, the utilization of net operating losses may be limited.

10.     LEASES

SmartServ leases office space for its Stamford, Connecticut headquarters under a noncancelable lease. The lease includes escalation clauses for items such as real estate taxes, building operation and maintenance expenses, and electricity usage.

Rent expense amounted to approximately $642,000, $644,700, $266,490, and $267,800 for the years ended December 31, 2002 and 2001, the six month period ended December 31, 2000, and the year ended June 30, 2000, respectively.

Minimum future rental payments at December 31, 2002 are as follows:

YEAR ENDING DECEMBER 31
-----------------------

         2003                     475,500
         2004                     485,900
         2005                     496,300
         2006                     506,800
         2007                     517,200
         Thereafter             1,526,800
                            -----------------
                              $ 4,008,500
                            =================

11.     COMMITMENTS AND CONTINGENCIES

On or about June 4, 1999, Michael Fishman, SmartServ's former Vice President of Sales, commenced an action against the Company and certain directors and officers, in the Connecticut Superior Court for the Judicial District of Stamford/Norwalk at Stamford (Michael Fishman v. SmartServ Online, Inc., et al.). On

February 11, 2003, the Company received a favorable trial decision in this matter. This decision, entered after a trial in the Superior Court of Connecticut, found no liability by SmartServ or the individual defendants on any of Mr. Fishman's claims. Mr. Fishman's time to appeal has expired.

On or about February 29, 2000, Commonwealth Associates, L.P. ("Commonwealth") filed a complaint against us in the Supreme Court of the State of New York, County of New York. The complaint alleged that in August of 1999, Commonwealth and SmartServ entered into an engagement letter that provided for a nonrefundable fee to Commonwealth of $15,000 payable in cash or common stock at SmartServ's option. The complaint alleged that SmartServ elected to pay the fee in stock and, as a result, Commonwealth sought 13,333 shares of common stock or at least $1,770,000 together with interest and costs. In our defense, we denied that we elected to pay in stock. On March 4, 2003, SmartServ received a favorable decision in this matter after a trial held in the Supreme Court of the State of New York. The decision holds that, consistent with SmartServ's defense, SmartServ is required to pay Commonwealth a retainer fee of only $13,439, plus interest and certain costs. Commonwealth's time to appeal has not yet expired.

While the Company intends to vigorously defend any appeal to the decision in the Commonwealth matter, the unfavorable outcome of such an appeal could have a material adverse effect on our financial condition, results of operations and cash flows.

12.     SIGNIFICANT RELATIONSHIPS

During the year ended December 31, 2002, substantially all of the Company's revenues were earned through its licensing agreement with Salomon Smith Barney.

In April 1998, the Company entered into an agreement with Data Transmission Network Corporation whereby Data Transmission Network Corporation purchased the exclusive right to market three of its Internet products: SmartServ Pro, a real time stock quote product; TradeNet, an online trading vehicle for the customers of small and medium sized brokerage companies, and BrokerNet, an administrative reporting package for brokers of small and medium sized brokerage companies. In June 1999, SmartServ and Data Transmission Network Corporation amended the agreement such that in consideration of the receipt of $5.175 million, we granted Data Transmission Network Corporation an exclusive perpetual worldwide license to our Internet-based (i) SmartServ Pro, (ii) TradeNet, (iii) BrokerNet, and (iv) an order entry/routing system. Additionally, the Company received $324,000 in exchange for an agreement to issue warrants to purchase 300,000 shares of its common stock at an exercise price of $8.60 per share. In November 2000, the License Agreement was amended to provide that in consideration for a copy of the application source code, Data Transmission Network Corporation returned both the domestic and international marketing rights of the software applications to SmartServ. Pursuant to this amendment, SmartServ performed maintenance and enhancement services through December 2000, and provided operational support through August 2001. Revenues received by SmartServ pursuant to this amendment were $83,000 per month through August 2001.

During the year ended December 31, 2001, the six month period ended December 31, 2000 and the year ended June 30, 2000, the relationship with Data Transmission Network Corporation accounted for substantially all of the Company's revenues.

13.     EMPLOYEE STOCK OPTION PLANS

In April 1996, the Company's Board of Directors approved the establishment of an Employee Stock Option Plan ("1996 Plan") authorizing stock option grants to directors, key employees and consultants. The options are intended to qualify as incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, or as nonqualified stock options. The 1996 Plan provided for the issuance of up to 250,000 of such options at not less than the fair value of the stock on the date of grant. The options are partially exercisable after one year from date of grant and expire on the tenth anniversary of the date of grant. In connection with the stockholders' approval of the Company's 2002 Stock Option Plan, at the Annual Meeting of Stockholders on December 13, 2002, the Board of Directors amended all previously existing stock option plans by reducing the size of such plans to the number of options issued and outstanding at that date. Additionally, the Board of Directors amended such plans so that options that are terminated or forfeited may not be re-granted. As of December 31, 2002 there were options to purchase 186,300 shares of common stock issued and outstanding and -0- available for grant pursuant to the 1996 Plan.

In October 1999, the Board of Directors authorized the establishment of the 1999 Employee Stock Option Plan ("1999 Plan"). The 1999 Plan provided for the issuance of options to employees and directors for the purchase of a maximum of 400,000 shares of the Company's common stock. The Board of Directors authorized the issuance of 400,000 of such options to both employees and directors at the fair value of the common stock on that date. The 1999 Plan provides for the issuance of such options at not less than the fair value of the common stock on the date of grant. As of December 31, 2002 there were options to purchase 266,200 shares of common stock issued and outstanding and -0- available for grant pursuant to the 1999 Plan.

In May 2000, the Board of Directors authorized the establishment of the 2000 Employee Stock Option Plan ("2000 Plan"). In November 2000, the Board of Directors increased the number of shares available for issuance under the 2000 Plan by 600,000 to a maximum of 1,350,000. The 2000 Plan provides for the issuance of such options at not less than the fair value of the common stock on the date of grant. The Board of Directors has authorized the issuance of options to purchase 1,204,250 shares of common stock to employees and directors at exercise prices equal to the fair value on the dates of grant. The stockholders approved the repricing of options to purchase 797,250 shares of common stock with exercise prices ranging between $5.97 and $49.50 to $1.42 per share at the Annual Meeting of Stockholders on December 13, 2002. In connection therewith, the Company recorded a charge to earnings of approximately $42,600 in the year ended December 31, 2002 for the increase in the market value of the Company's common stock between the date the repricing was authorized by the Board and the date it was approved by the stockholders. As of December 31, 2002 there were options to purchase 1,204,250 shares of common stock issued and outstanding and -0- shares of common stock available for grant pursuant to the 2000 Plan.

In November 2000, the Board of Directors granted non-qualified options to purchase 150,000 shares of common stock to Sebastian E. Cassetta and granted non-qualified options to purchase 56,250 shares of common stock to Mario F. Rossi, subject to stockholder approval, which was received at the Annual Meeting of Stockholders held on December 8, 2000. The options were exercisable at $19.00 per share and expire on November 3, 2010. The stockholders approved the repricing of such options to $1.42 per share at the Annual Meeting of Stockholders on December 13, 2002.

In September 2001, the Board of Directors voted to cancel certain outstanding employee options and reissue options to employees at an exercise price not less than the fair value at the date of grant. Officers of the Company were required to surrender 20% of such options to receive the new options. The exercise price of the options reissued to employees was $8.40 per share. The stockholders approved the repricing of such options to $1.42 per share at the Annual Meeting of Shareholders on December 13, 2002.

At the Annual Meeting of Stockholders on December 13, 2002, the stockholders approved the establishment of the Company's 2002 Employee Stock Option Plan ("2002 Plan"). The 2002 Plan provides for the issuance of options to employees and directors for the purchase of a maximum of 1,500,000 shares of common stock at an exercise price not less than the fair value of the common stock on the date of grant. No options have been granted pursuant to the 2002 Plan.

Information concerning stock options for the Company is presented below. The Company has shown the repricings of options previously granted to employees and directors of the Company as both a cancellation a grant of options.

                                                               AVERAGE
                                                               EXERCISE
                                         OPTIONS                PRICE
                                   -------------------- -----------------------
Balance at June 30, 1999                   285,901                 1.54

     Granted                             1,091,000                31.10
     Exercised                             (47,810)                1.69
     Cancelled                              (6,310)                1.40
                                   -------------------- -----------------------
Balance at June 30, 2000                 1,322,781                25.92

     Granted                               862,250                19.48
     Exercised                             (36,871)                1.01
     Cancelled                            (282,326)               43.19
                                   -------------------- -----------------------
Balance at December 31, 2000             1,865,834                20.82

     Granted                               513,000                 8.82
     Exercised                             (65,142)                1.02
     Cancelled                            (483,008)               43.56
                                   -------------------- -----------------------
Balance at December 31, 2001             1,830,684             $  12.16

     Granted                             1,429,500                 1.51
     Exercised                             (17,000)                0.97
     Cancelled                          (1,340,201)               16.62
                                   -------------------- -----------------------
Balance at December 31, 2002             1,902,983             $   1.59
                                   ==================== =======================


The  following  table  summarizes   information  about  employee  stock  options
outstanding as of December 31, 2002.


                                          OPTIONS OUTSTANDING                             OPTIONS EXERCISABLE
                            -------------------------------------------------      -----------------------------------
                                                                   AVERAGE
                                                   AVERAGE        REMAINING                                AVERAGE
         RANGE OF              NUMBER OF           EXERCISE      CONTRACTUAL            NUMBER OF         EXERCISE
     EXERCISE PRICES            OPTIONS             PRICE        LIFE (YEARS)            OPTIONS            PRICE
--------------------------- -----------------   --------------- ---------------      ---------------- ------------------
    $0.94 to $1.62             1,702,983         $    1.34            7.6               1,017,534        $   1.29
    $2.25 to $2.34               180,000              2.26            9.4                  20,000            2.34
        $17.00                    20,000             17.00            7.0                  20,000           17.00
                            -----------------                                        ---------------
                               1,902,983                                                1,057,534
                            =================                                        ===============

The pro forma information regarding net income (loss) and income (loss) per share required by SFAS No. 123, as more fully disclosed in Note 2, has been determined as if SmartServ had accounted for its employee stock option plan under the fair value methods described in SFAS No. 123. The fair value of options granted under the Company's employee stock option plans was estimated at the date of grant using the Black-Scholes option pricing model.

Pertinent assumptions with regard to the determination of fair value of the options are as follows:


                                                                                           SIX MONTHS        YEAR ENDED
                                                                                         ENDED DECEMBER        JUNE 30
                                                        YEAR ENDED DECEMBER 31                 31
                                                   ---------------------------------    -----------------    ------------
                                                        2002               2001               2000              2000
                                                   ----------------     ------------    -----------------    ------------
  Weighted  average  dividend  yield
       for options granted                              0.0%                 0.0%             0.0%                 0.0%

  Weighted average expected life in years               3.0                  3.0              3.0                  5.0

  Weighted average volatility                          84.0%               101.5%           160.5%               159.1%

  Risk-free interest rate                               3.0%                5.56%            6.18%                5.41%

  Weighted average fair value
       of options granted                            $ 0.66              $ 14.99           $ 18.61             $  25.07

14.     COMPARATIVE FINANCIAL INFORMATION (UNAUDITED)

The comparative consolidated statements of operations for the years ended December 31, 2001 and 2000 and for the six months ended December 31, 2000 and 1999 are as follows:


                                               YEAR ENDED DECEMBER 31          SIX MONTHS ENDED DECEMBER 31
                                            -----------------------------   --------------------------------
                                                2001             2000           2000           1999
                                                ----             ----           ----           ----
  Revenues                                 $  3,297,806    $  4,207,696    $  2,232,476    $  1,720,913
                                           ------------    ------------    ------------    ------------
  Costs and expenses
     Cost of services                        (6,998,425)     (4,035,481)     (3,278,025)       (579,634)
     Sales and marketing expenses            (4,838,034)     (2,798,038)     (2,077,002)       (219,878)
     General and administrative expenses
                                             (4,901,090)     (4,647,588)     (2,673,193)     (1,083,096)
     Stock-based compensation                (1,260,125)       (471,226)      8,164,779     (21,635,019)
                                           ------------    ------------    ------------    ------------
  Total costs and expenses                  (17,997,674)    (11,952,333)        136,559     (23,517,627)
                                           ------------    ------------    ------------    ------------
  Income (loss) from operations             (14,699,868)     (7,744,637)      2,369,035     (21,796,714)
                                           ------------    ------------    ------------    ------------

  Other income (expense):
     Interest income                            512,138         849,785         621,416          13,033
     Interest expense and other
       financing costs                         (632,130)        (64,885)        (52,860)        687,450
                                           ------------    ------------    ------------    ------------
                                               (119,992)        784,900         568,556         700,483
                                           ------------    ------------    ------------    ------------
  Net income (loss)                        $(14,819,860)   $ (6,959,737)   $  2,937,591    $(21,096,231)
                                           ============    ============    ============    ============
  Basic earnings (loss) per share          $      (2.52)   $      (1.56)   $       0.54    $     (15.19)
                                           ============    ============    ============    ============
  Diluted earnings (loss) per share        $      (2.52)   $      (1.56)   $       0.34    $     (15.19)
                                           ============    ============    ============    ============
  Weighted average shares outstanding -
     basic                                    5,891,244       4,466,836       5,433,577       1,388,546
                                           ============    ============    ============    ============
  Weighted average shares outstanding -
     diluted                                  5,891,244       4,466,836       8,697,917       1,388,546
                                           ============    ============    ============    ============

15.     SUBSEQUENT EVENTS (UNAUDITED)

In February 2003, the Company issued a convertible note to Global Capital Funding Group, LP ("Global") in consideration for the receipt of $1 million. The note bears interest at the rate of 10% per annum, and is secured by the Company's assets, exclusive of its internally developed software products. The note matures on February 14, 2004, contains certain antidilution provisions, and may be converted into shares of SmartServ common stock at $1.10 per share. As additional consideration, the Company issued Global a warrant for the purchase of 200,000 shares of its common stock at an exercise price of $1.61 per share. Alpine Capital Partners, Inc. received a finder's fee of $70,000, representing 7% of the aggregate purchase price of the convertible note and a warrant to purchase 91,000 shares of common stock exercisable at $1.61 per share, expiring on February 14, 2005 in connection with this transaction. In April 2003, the Company and Global amended the convertible note in consideration of the receipt of $250,000. As additional consideration, the Company issued Global a warrant for the purchase of 20,000 shares of its common stock at an exercise price of $1.20 per share. The warrants contain certain antidilution provisions and expire on February 14, 2006.

During the period January 1 through April 11, 2003, the Company issued 442,386 shares of common stock to investors upon the exercise of warrants to purchase such shares. Proceeds from the exercise of these warrants were $376,000.

In February 2003, the Company issued 123,537 shares of common stock to 5 vendors in settlement of the Company's obligations, aggregating $164,000, to such vendors.

The Company and HP amended the terms of their amended promissory note to provide for the settlement of SmartServ's outstanding obligation of $530,800, inclusive of interest of $30,800, in consideration of the payment by the Company of $225,000. The Company recorded a gain of $305,800 upon payment of such amount in February 2003.

ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------     FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
------     COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The information called for by this Item is set forth under the caption "Directors and Executive Officers of the Company" in the Proxy Statement for the 2003 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 10.   EXECUTIVE COMPENSATION
-------

The information called for by this Item is set forth under the caption "Executive Compensation" in the Proxy Statement for the 2003 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-------

The information called for by this Item is set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement for the 2003 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------

The information called for by this Item is set forth under the caption "Certain Relationships and Related Transactions" in the Proxy Statement for the 2003 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K
-------

(A)        INDEX TO EXHIBITS

EXHIBIT    DESCRIPTION
-------    -----------

3.1        Amended   and   Restated   Certificate   of   Incorporation   of  the
           Company*******
3.2 Certificate of Amendment to the Amended and Restated Certificate of Incorporation filed on June 1, 1998 ******
3.3 Certificate of Amendment to the Amended and Restated Certificate of Incorporation filed on October 16, 1998 ******
3.4        By-laws of the Company, as amended *******
4.1        Specimen Certificate of the Company's Common Stock *******
4.2 Stock Purchase Agreement, dated May 12, 2000, between the Company and TecCapital, Ltd., The Abernathy Group and Conseco Equity
           Fund **********
4.3 Convertible Note, dated February 14, 2003, between the Company and Global Capital Funding Group, LP*
4.4 Security Agreement dated February 14, 2003, between the Company and Global Capital Funding Group, LP*
4.5 Amendment No. 1 to the Convertible Note between the Company and Global Capital Funding Group, LP +
4.6 Amendment No. 2 to the Convertible Note between the Company and Global Capital Funding Group, LP +
4.7 Amendment No. 1 to the Security Agreement between the Company and Global Capital Funding Group, LP +
4.8 Amendment No. 2 to the Security Agreement between the Company and Global Capital Funding Group, LP +
10.1 Information Distribution License Agreement dated as of July 18, 1994 between the Company and S&P ComStock, Inc. *******
10.2 New York Stock Exchange, Inc. Agreement for Receipt and Use of Market Data dated as of August 11, 1994 between the Company and the New York Stock Exchange, Inc. *******
10.3 The Nasdaq Stock Market, Inc. Vendor Agreement for Level 1 Service and Last Sale Service dated as of September 12, 1994 between the Company and The Nasdaq Stock Exchange, Inc. ("Nasdaq") *******
10.4 Amendment to Vendor Agreement for Level 1 Service and Last Sale Service dated as of October 11, 1994 between the Company and Nasdaq
           *******
10.5 Lease Agreement dated as of March 4, 1994, between the Company and One Station Place, L.P. regarding the Company's Stamford, Connecticut, offices *******
10.6 Lease Modification and Extension Agreement, dated February 6, 1996, between the Company and One Station Place, L.P. regarding the Company's Stamford, Connecticut, offices ********
10.7 Second Lease Modification and Extension Agreement, dated June 29, 2000, between the Company and One Station Place, L.P. regarding the Company's Stamford, Connecticut, offices *****
10.8 License Agreement between SmartServ and Salomon Smith Barney (Confidential treatment has been requested with respect to certain portions of this agreement) ***
10.9       1996 Stock Option Plan *********##
10.10      1999 Stock Option Plan **********##
10.11      2000 Stock Option Plan *****##
10.12      2002 Stock Option Plan **##
10.13 Amended and Restated Employment Agreement between SmartServ Online, Inc. and Sebastian E. Cassetta, dated January 1, 1999 ******##
10.14 Restricted Stock Purchase Agreement between SmartServ Online, Inc. and Sebastian E. Cassetta, dated December 29, 1999 ******##
10.15 Employment Agreement between SmartServ Online, Inc. and Mario F. Rossi, dated January 1, 1999 ******##

10.16 Restricted Stock Purchase Agreement between SmartServ Online, Inc. and Mario F. Rossi, dated December 29, 1999 ******##
10.17 Amended Restricted Stock Purchase Agreement between SmartServ Online, Inc. and Sebastian E. Cassetta, dated December 31, 1999 **********##
10.18      Amended Promissory Note between SmartServ Online,  Inc. and Sebastian
           E. Cassetta, dated January 4, 2000 **********##
10.19 Amended Security Agreement between SmartServ Online, Inc. and Sebastian E. Cassetta, dated January 4, 2000 **********##
10.20 Promissory Note, dated January 2, 2001, between SmartServ Online, Inc. and Sebastian E. Cassetta ****##
10.21 Promissory Note, dated March 20, 2001, between SmartServ Online, Inc. and Sebastian E. Cassetta ****##
10.22 Amended Restricted Stock Purchase Agreement between SmartServ Online, Inc. and Mario F. Rossi, dated December 31, 1999 **********##
10.23 Amended Promissory Note between SmartServ Online, Inc. and Mario F. Rossi, dated January 4, 2000 **********##
10.24      Amended Security  Agreement between SmartServ Online,  Inc. and Mario
           F. Rossi, dated January 4, 2000 **********##
21         List of Subsidiaries ****
23.1       Consent of Ernst & Young LLP +
99.1       Certification  Pursuant to Section 906 of the  Sarbanes-Oxley  Act of
           2002 +


+          Filed herewith

*          Filed as an exhibit to Form 8-K, dated March 3, 2003

** Filed as an exhibit to the Company's Proxy Statement for the 2002 Annual Meeting of Stockholders

*** Filed as an exhibit to the Company's registration statement on Form S-3 (Registration No. 333-100193)

**** Filed as an exhibit to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001

***** Filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2000

****** Filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1999

******* Filed as an exhibit to the Company's registration statement on Form SB-2 (Registration No. 333-114)

******** Filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1996

*********  Filed as an exhibit to the Company's  Proxy  Statement  dated October
           10, 1996

********** Filed as an exhibit to the Company's  Registration  Statement on Form
           SB-2 (Registration No. 333-43258) on August 7, 2000

## Management contract or compensation plan or arrangement required to be noted as provided in Item 13(a) of the Form 10-K rules.

(B)        REPORTS ON FORM 8-K

           On September  10, 2002,  the Company filed a report on Form 8-K under
           Item 5 thereof referencing a press release, dated September 10, 2002, announcing the completion of a $3.5 million equity financing from a group of accredited investors, the restructuring of the $7 million obligation to Hewlett-Packard Company, as well as the closing of its sales offices in Hong Kong and the United Kingdom. Such report on Form 8-K was amended on December 12, 2002. The Form 8-K included a Proforma Balance Sheet at July 31, 2002 and Proforma Journal Entries given effect to this transaction.

           On March 3, 2003, the Company filed a report on Form 8-K under Items 2 and 5 thereof referencing a press release, dated March 3, 2003, announcing the completion of a debt financing with Global Capital Funding Group, L.P. ("Global"). The debt is evidenced by a $1,000,000 Convertible Note, dated February 14, 2003, secured by substantially all of the assets of the Company and convertible into shares of SmartServ common stock at a price of $1.10 per share. Additionally, the Form 8-K announced the favorable trial decision the Company received in the matter of Fishman vs. SmartServ et al.

ITEM 14.   CONTROLS AND PROCEDURES

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


                                        SMARTSERV ONLINE, INC.
                                        ----------------------
                                              Registrant


                                        By: /s/ SEBASTIAN E. CASSETTA
                                           -------------------------------------
                                                Sebastian E. Cassetta
                                                Chairman of the Boar
                                                Chief Executive Officer
                                        Date:   April 23, 2003


In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


            Signature                              Title                           Date
            ---------                              -----                           ----
/S/  SEBASTIAN E. CASSETTA                Chairman of the Board               April 23, 2003
--------------------------------------    Chief Executive Officer
     Sebastian E. Cassetta                Secretary and Director


/S/  MARIO F. ROSSI                       Executive Vice President and        April 23, 2003
--------------------------------------    Director
     Mario F. Rossi


/S/  THOMAS W. HALLER                     Senior Vice President and           April 23, 2003
--------------------------------------    Chief Financial Officer
     Thomas W. Haller


/S/ STEPHEN LAWLER                        Director                            April 23, 2003
-------------------------------------
    Stephen Lawler


/S/ L. SCOTT PERRY                        Director                            April 23, 2003
-------------------------------------
    L. Scott Perry


/S/ ROBERT H. STEELE                      Director                            April 23, 2003
-------------------------------------
    Robert H. Steele


/S/ CATHERINE CASSEL TALMADGE             Director                            April 23, 2003
--------------------------------------
    Catherine Cassel Talmadge


/S/ CHARLES R. WOOD                       Director                            April 23, 2003
--------------------------------------
    Charles R. Wood

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
----------------------------------------

     I, Sebastian E. Cassetta, certify that:

     1. I have reviewed this annual report on Form 10-KSB of SmartServ Online, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

               a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

               b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

               c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

               a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

              b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date:   April 23, 2003                    /S/ SEBASTIAN E. CASSETTA
             --------------                    ---------------------------------
                                                   Sebastian E. Cassetta
                                                   Chairman of the Board and
                                                   Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER
----------------------------------------

     I,   Thomas W. Haller, certify that:

     1. I have reviewed this annual report on Form 10-KSB of SmartServ Online, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

              a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

              b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

              c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

              b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date:   April 23, 2003                    /S/ THOMAS W. HALLER
             --------------                    ---------------------------------
                                                   Thomas W. Haller
                                                   Senior Vice President
                                                   Chief Financial Officer