Form 10KSB/A
period 2002-12-31
SMARTSERV ONLINE INC
filed 2003-04-30
CIK 1005698

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
                 (Name of Small Business Issuer in its Charter)

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
               Yes   X       No
                  --------      ------

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this Form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.   X
                               -----

Issuer's revenues for the fiscal year ended December 31, 2002.          $195,817

The aggregate market value of the voting and non-voting common equity (based on the closing price of such stock on NASDAQ SmallCap Market System) held by non-affiliates of the issuer as of April 18, 2003 was approximately $9,920,500. All officers and directors of the issuer have been deemed, solely for the purpose of the foregoing calculation, to be "affiliates" of the issuer.

There were 12,007,912 shares of Common Stock outstanding at April 18, 2003.

Transitional small business disclosure format      YES      NO    X
                                                      -----    -------

DOCUMENTS INCORPORATED BY REFERENCE: None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The following table sets forth information with respect to the executive officers and directors of SmartServ Online, Inc. as of April 18, 2003.

NAME                               AGE      POSITION
----                               ---      --------

Sebastian E. Cassetta               54      Chief Executive Officer, Chairman of
                                            the Board and Class III Director
Mario F. Rossi                      65      Executive Vice President, Chief
                                            Technology Officer and Class II
                                            Director
Thomas W. Haller, CPA               48      Senior Vice President, Treasurer and
                                            Chief Financial and Accounting
                                            Officer
Richard D. Kerschner                36      Senior Vice President, General
                                            Counsel and Corporate Secretary
Hendrik P. Hoets                    49      Senior Vice President of Sales and
                                            Marketing
Stephen Lawler                      37      Class III Director
L. Scott Perry (1)                  54      Vice Chairman of the Board and
                                            Class I Director
Robert Steele (1) (2)               64      Class II Director
Catherine Cassel Talmadge (1)       50      Class I Director
Charles R. Wood (2)                 62      Class III Director
_________________________________
(1) Member of the Audit Committee
(2) Member of the Compensation Committee

     SEBASTIAN E. CASSETTA has been Chief Executive Officer, Chairman of the Board and a director of SmartServ since its inception and had been its Treasurer and Secretary from its inception until March 1996 and October 2000, respectively. From June 1987 to August 1992, Mr. Cassetta was the President of Burns and Roe Securacom Inc., an engineering and large-scale systems integration firm. He is also a former Director, Managing Director and Vice President of Brinks Inc. At Brinks, he expanded international operations in over 15 countries and became the youngest person to be appointed Vice President in Brinks' 140-year history. Appointed by President Reagan and Department of Commerce Secretary Malcolm Baldridge, he served on both the U.S. Export Council and The Industry Sector Advisory Committee (ISAC) regarding GATT negotiations. He is a former member of the Board of Directors of The Young Presidents' Organization and the former Chairman of the New York Chapter.

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

     RICHARD D. KERSCHNER joined SmartServ as Vice President and General Counsel in April 2000. In September 2000, Mr. Kerschner was elected Secretary of SmartServ and in October 2000 he was promoted to Senior Vice President. Prior to joining SmartServ, Mr. Kerschner was Managing Counsel at Omnipoint Communications, a leading wireless carrier, where he supervised a staff of attorneys and paralegals in Omnipoint's legal and regulatory affairs department. Mr. Kerschner joined Omnipoint in 1997 and worked on all aspects of its legal and regulatory issues. Mr. Kerschner was in private practice with the law firm of McCann & McCann from 1994 to 1997. Mr. Kerschner received his BA from the University of Pennsylvania in 1988 and his JD from Georgetown University Law Center in 1991.

     HENDRIK P. HOETS has been Senior Vice President of Sales and Marketing of SmartServ since January 2001. From 1987 to January 2001, Mr. Hoets served in various positions with Motorola, Inc., most recently as Worldwide Director of Business Development of its Network Management Group.

     STEPHEN LAWLER has been a director of SmartServ since December 1999. He has been the Group Manager for the Mobile Internet Business Unit at Microsoft Corporation since April 1999. Mr. Lawler's experience includes all aspects of engineering including software development, program management, quality assurance and documentation. Additionally, he has directed product marketing teams, program management teams and engineering teams. From 1992 to April 1999, he worked for MapInfo Corporation where he was a member of the Executive Team, the Managing Director of Product Marketing and Product Management and the Managing Director of Software Development and Product Development.

     L. SCOTT PERRY has been a director of SmartServ since November 1996 and was appointed Vice Chairman of the Board of Directors in September 2002. Mr. Perry is the managing partner of Cobblers Hill Group, a strategy consulting firm. From June 1998 to December 2001, Mr. Perry was Vice President, Strategy & Business Development, AT&T and Vice President Strategy and Alliances - AT&T Solutions. From December 1995 to June 1998, Mr. Perry was Vice President, Advanced Platform Services of AT&T. From January 1989 to December 1995, Mr. Perry held various executive positions with AT&T including Vice President - Business Multimedia Services, Vice President (East) - Business Communications Services and Vice President - Marketing, Strategy and Technical Support for AT&T Data Systems
Group. Prior to AT&T, Mr. Perry was General Manager, Academic Computing Information Systems and served in other sales, marketing and general management positions at IBM. Mr. Perry is a member of the Board of Directors of the Information Technology Association of America, INEA, Inc., a web analytics software firm, Viacore, Inc., a supply chain services firm and Zanett, Inc., a professional services firm, as well as being a member of several technology advisory boards. He is also a special advisor to Global Asset Capital, a venture capital company.

     ROBERT STEELE has been a director of SmartServ since February 1998. Since February 1998, Mr. Steele has been Vice Chairman of John Ryan Company, an international bank support and marketing company, and from 1991 to 1998 was a Senior Vice President of that company. Mr. Steele is a former banker and U.S. Congressman, and is a member of the Board of Directors of Moore Medical Corp., Scan Optics, Inc., NLC Insurance Companies, and the New York Mercantile Exchange.

     CATHERINE CASSEL TALMADGE has been a director of SmartServ since March 1996. Since July 2001, Ms. Talmadge has been a consultant to the cable television industry in the areas of product development, business process improvement, strategic planning and business development. Ms. Talmadge was Vice President of Business Development for Maher & Maher, a leading business integration and consulting firm for the broadband industry from January through July 2001. From May 1999 to January 2001, Ms. Talmadge was Senior Vice President of Business Development for High Speed Access Corporation. From September 1984 to May 1999, she held various positions with Time Warner Cable, a division of Time Warner Entertainment Company, L.P., including Vice President, Cable Programming; Director, Programming Development; Director, Operations; Director, Financial Analyses; and Manager, Budget Department.

     CHARLES R. WOOD has been a director of SmartServ since September 1998. Mr. Wood is Chairman and Chief Executive Officer of Terra Investors, Inc., a private, closely held investment company. Mr. Wood also serves on the Board of Advisors of Contact Point, a privately held company specializing in customer service and sales training and as founder and Managing Advisor of Woodmar LLC, an Internet marketing company. Mr. Wood was Senior Vice President of Data Transmission Network Corporation and President of DTN Financial Services from 1989 and 1986, respectively, until February 28, 2000.


     SmartServ's officers are elected annually and serve at the discretion of the Board of Directors for one year subject to any rights provided by employment agreements that are described below under "Executive Compensation - Agreements with Named Executive Officers".



SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Pursuant to Section 16 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), officers, directors and holders of more than 10% of the outstanding shares of SmartServ's Common Stock ("Reporting Persons") are required to file periodic reports of their ownership of, and transactions involving, SmartServ's common stock with the Securities and Exchange Commission ("SEC"). Based solely upon a review of copies of such reports received by SmartServ, SmartServ believes that its Reporting Persons have complied with all
Section 16 filing requirements applicable to them with respect to SmartServ's fiscal year ended December 31, 2002.

ITEM 10.  EXECUTIVE COMPENSATION

     The following table sets forth, for each of the last three full fiscal years and the transition period ended December 31, 2000, information concerning annual and long-term compensation, paid or accrued, for the Chief Executive Officer and for the four executive officers (the "Named Executive Officers") of SmartServ with the highest compensation for services in all capacities during the fiscal year ended December 31, 2002:

                                                           SUMMARY COMPENSATION TABLE
                                                           --------------------------

                                             ANNUAL COMPENSATION                      LONG-TERM COMPENSATION
                            ----------------------------------------------------- -----------------------------
                                                                                   RESTRICTED      SECURITIES
NAME AND PRINCIPAL          FISCAL                             OTHER ANNUAL       STOCK AWARDS     UNDERLYING     ALL OTHER
POSITION                    YEAR   SALARY      BONUS         COMPENSATION (1)(2)       (3)         OPTIONS (4)   COMPENSATION
------------------------------------------------------------------------------------------------------------------------------
Sebastian E. Cassetta       2002   $  215,521  $      --     $          7,500     $        --       208,000     $  42,022(6)
Chief Executive             2001      255,000     50,000                9,750              --            --        37,218(6)
Officer                     2000*     130,812     30,306                4,875              --       200,000        13,545(7)
                            2000      216,200    241,300                9,750              --        23,000        27,100(7)

Mario F. Rossi              2002      154,167         --                6,000              --        82,000         9,326(8)
Executive Vice              2001      200,000     25,000                6,000              --            --         9,326(8)
President                   2000*     100,676     11,846                3,000              --        75,000         6,675(8)
                            2000      162,000    104,100                6,000              --        22,000         9,324(8)

Thomas W. Haller            2002      134,479         --                6,000              --        79,500         9,932(8)
Senior Vice President       2001      164,558     37,500                6,000              --        22,500         9,932(8)
and Chief Financial         2000*      64,750     30,000                3,000              --        50,000         4,966(8)
Officer                     2000      112,250     21,300                6,000              --        79,000         9,600(8)

Richard Kerschner           2002      131,667         --                   --              --       130,000            --
Senior Vice President       2001      160,000     48,000                   --              --        80,000            --
and General Counsel         2000*      67,500     10,000                   --              --        50,000            --
                            2000       45,385         --                   --              --       100,000(5)         --

Hendrik Hoets               2002      126,042         --                   --              --       100,000            --
Senior Vice President       2001      139,200     35,000                   --              --       100,000        15,300(9)
of Sales and Marketing


     * Amounts shown consist of compensation for the transition period (July 1, 2000 through December 31, 2000).

    (1)  Amounts shown consist of a non-accountable expense allowance.
    (2) The aggregate amount of personal benefits not included in the Summary Compensation Table does not exceed the lesser of either $50,000 or 10% of the total annual salary and bonus paid to the Named Executive Officers.
    (3) The Named Executive Officers did not receive any LTIP Payouts during fiscal 2002, 2001, the transition period or in fiscal 2000.
    (4) All options granted to the Named Executive Officers in 2002 were the result of the reduction of the exercise prices of options to purchase a like number of shares granted in previous years. The exercise price reductions were approved by the Company's stockholders at the Annual Meeting of Stockholders on December 13, 2002. The previously granted options are shown in the table if such options were granted during the reported period.

    (5) Includes options for the purchase of 20,000 shares which were canceled when repriced options to purchase 80,000 shares were granted in lieu thereof in the fiscal year ended December 31, 2001.
    (6) Amount represents premiums paid by the Company for life and disability insurance for the benefit of Mr. Cassetta and membership dues approved by the Board of Directors.
    (7) Amounts represent premiums paid by the Company for life and disability insurance for the benefit of Mr. Cassetta.
    (8) Amounts represent premiums paid by the Company for life insurance for the benefit of the employee.
    (9)  Amount represents the reimbursement of moving expenses.

STOCK OPTIONS

         The following table sets forth information with respect to stock options granted to the Named Executive Officers at fiscal year end:

                                             OPTION GRANTS IN LAST FISCAL YEAR
                                             ---------------------------------


                      NUMBER OF % OF TOTAL OPTIONS GRANTED
                              SECURITIES UNDERLYING   TO EMPLOYEES IN THE FISCAL    EXERCISE           EXPIRATION
NAME                            OPTIONS GRANTED(1)               YEAR                 PRICE               DATE
---------------------------------------------------------------------------------------------------------------------
Sebastian E. Cassetta                   8,000                                          $1.42              5/29/10
                                       50,000                                          $1.42              11/2/10
                                      150,000                 14.6%                    $1.42              11/2/10

Mario F. Rossi                          7,000                                          $1.42              5/29/10
                                       18,750                                          $1.42              11/2/10
                                       56,250                  5.7%                    $1.42              11/2/10

Thomas W. Haller                        7,000                                          $1.42              5/29/10
                                       50,000                                          $1.42              11/2/10
                                       22,500                  5.6%                    $1.42              12/6/11

Richard D. Kerschner                   50,000                                          $1.42              11/2/10
                                       80,000                  9.1%                    $1.42              5/29/10

Hendrik Hoets                          50,000                                          $1.42              1/28/11
                                       50,000                  7.0%                    $1.42              4/01/11

    (1) All options granted to the Named Executive Officers in 2002 were the result of the reduction of the exercise prices of options to purchase a like number of shares granted in previous years. The exercise price reductions were approved by the Company's stockholders at the Annual Meeting of Stockholders on December 13, 2002.

     The following table sets forth information as to the number of unexercised shares of common stock underlying stock options and the value of unexercised in-the-money stock options at fiscal year end:

               AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                       FISCAL YEAR END OPTION VALUE (1)(2)


                                                                         NUMBER OF
                                                                        UNEXERCISED
                                                                         SECURITIES
                                                                         UNDERLYING
                                                                         OPTIONS AT          VALUE OF UNEXERCISED
                                                                           FISCAL            IN-THE-MONEY OPTIONS
                                                                          YEAR END            AT FISCAL YEAR END
                             SHARES ACQUIRED             VALUE          EXERCISABLE/            EXERCISABLE/
NAME                           ON EXERCISE              REALIZED        UNEXERCISABLE           UNEXERCISABLE
-----------------------------------------------------------------------------------------------------------------

Sebastian E. Cassetta                  --                  --            127,500/150,000            $5,813/$0

Mario F. Rossi                         --                  --             83,000/56,250             $5,691/$0

Thomas W. Haller                       --                  --             156,639/26,861            $26,250/$0

Richard Kerschner                      --                  --             90,318/39,682               $0/$0

Hendrik Hoets                          --                  --             48,333/51,667               $0/$0


    (1) Value is based on the closing price of the Company's common stock as reported by the NASDAQ SmallCap Market on December 31, 2002 ($1.30) less the exercise price of the option.
    (2) No SARs were exercised by the Named Executive Officers during the fiscal year ended December 31, 2002 or held by them at December 31, 2002.



AGREEMENTS WITH NAMED EXECUTIVE OFFICERS

     SmartServ and Mr. Cassetta entered into an employment agreement ("Cassetta Agreement"), effective January 1, 1999 and originally expiring on December 31, 2001, providing for (1) base compensation of $185,000 per annum (subsequently increased to his current salary of $255,000 per annum), (2) additional compensation of up to 100% of base compensation and (3) the sale to him of 618,239 shares of restricted stock, representing 9% of the fully diluted shares of common stock of SmartServ ("Cassetta Stock Purchase Agreement") at the time the Cassetta Agreement was signed. The Cassetta Agreement, by its terms, is renewed automatically each month for an additional one month period. During the first year of the Cassetta Agreement, Mr. Cassetta's additional compensation was equal to 10% of his base compensation for each 10% increase in sales, subject to a maximum of 100% of base compensation. In each subsequent year of the Cassetta Agreement, Mr. Cassetta will receive additional compensation equal to 5% of his base compensation for each 5% increase in sales, subject again to a maximum of 100% of base compensation. $457,496.86 of the purchase price of the restricted stock is evidenced by a 5 year, non-recourse promissory note, secured by the stock, at an interest rate of 7.5%, which was 1% below the prime rate on the date of the note. The Cassetta Stock Purchase Agreement provides SmartServ with certain repurchase options and provides Mr. Cassetta with a put option in the event of the termination of his employment without cause. In the event that Mr. Cassetta's employment is terminated without cause, Mr. Cassetta will receive a lump sum severance payment equal to his full base salary for the remaining term of the Cassetta Agreement, discounted to the present value using an 8% discount rate, and continuing benefit coverage for the lesser of 12 months or the remaining term of the Cassetta Agreement. On December 28, 1999, the Board of Directors of SmartServ approved the payment to Mr. Cassetta in stock of the bonus payable to him for 1999 under his employment agreement. Pursuant thereto, in March 2000, SmartServ issued 148,000 shares of common stock to Mr. Cassetta.

     SmartServ and Mr. Rossi entered into an employment agreement ("Rossi Agreement"), effective January 1, 1999 and originally expiring on December 31, 2001, providing for (1) base compensation of $135,000 per annum (subsequently increased to his current salary of $200,000 per annum), (2) additional compensation of up to 50% of base compensation and (3) the sale to him of 206,080 shares of restricted stock, representing 3% of the fully diluted shares of common stock of SmartServ ("Rossi Stock Purchase Agreement") at the time the Rossi Agreement was signed. The Rossi Agreement, by its terms, is renewed automatically each month for an additional one month period. During the first year of the Rossi Agreement, Mr. Rossi's additional compensation was equal to 5% of his base compensation for each 10% increase in sales, subject to a maximum of 50% of base compensation. In each subsequent year of the Rossi Agreement, Mr. Rossi will receive additional compensation equal to 2.5% of base compensation for each 5% increase in sales, subject again to a maximum of 50% of base compensation. $152,499.20 of the purchase price of the restricted stock is evidenced by a 5 year, non-recourse promissory note, secured by the stock, at an interest rate of 7.5%, which was 1% below the prime rate on the date of the note. The Rossi Stock Purchase Agreement provides SmartServ with certain repurchase options and provides Mr. Rossi with a put option in the event of the termination of his employment without cause. In the event that Mr. Rossi's employment is terminated without cause, Mr. Rossi will receive a lump sum severance payment equal to his full base salary for the remaining term of the Rossi Agreement, discounted to the present value using an 8% discount rate, and continuing benefit coverage for the lesser of 12 months or the remaining term of the Rossi Agreement. On December 28, 1999, the Board of Directors of SmartServ approved the payment to Mr. Rossi in stock of the bonus payable to him for 1999 under his employment agreement. Pursuant thereto, in March 2000, SmartServ issued 54,000 shares of common stock to Mr. Rossi.

DIRECTORS' COMPENSATION

     Each director who is not an officer or employee of SmartServ is reimbursed for his or her out-of-pocket expenses incurred in connection with attendance at meetings or other SmartServ business. As of January 1, 2000, each non-employee director receives a $1,500 fee for each meeting he or she attends. Additionally, each committee member receives up to $1,000 per committee meeting attended.

     The Compensation Committee has the discretionary authority to grant options to directors. The exercise price of each share of common stock under any option granted to a director is equal to the fair market value of a share of common stock on the date the option was granted. On September 13, 2002, each director was granted an option to purchase 10,000 shares of SmartServ's common stock at an exercise price of $1.42 per share, which was the average of high and low stock prices for the preceding day. As Vice Chairman of the Board of Directors,
L. Scott Perry was granted an option to purchase an additional 30,000 shares at an exercise price of $1.42 per share.

ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of April 18, 2003, certain information with respect to the beneficial ownership of SmartServ's common stock by (i) each person known by SmartServ to beneficially own more than 5% of the outstanding shares, (ii) each director of SmartServ, (iii) each Named Executive Officer and
(iv) all executive officers and directors of SmartServ as a group. Except as otherwise indicated, each person listed below has sole voting and investment power with respect to the shares of SmartServ's common stock set forth opposite such person's name.

           NAME AND ADDRESS OF            AMOUNT AND NATURE OF               PERCENT OF
          BENEFICIAL OWNER (1)          BENEFICIAL OWNERSHIP (2)       OUTSTANDING SHARES (3)
--------------------------------------------------------------------- --------------------------

Steven Rosner                                      1,075,656(4)                     8.70%
1220 Mirabeau Lane
Gladwyn, Pennsylvania 19035

Sebastian E. Cassetta                                711,590(5)                     5.86%
c/o SmartServ Online, Inc.
Metro Center, One Station Place
Stamford, CT 06902

TecCapital, Ltd.                                     621,956 (6)                    5.15%
Cedar House
41 Cedar Avenue
Hamilton, HM 12, Bermuda

Mario F. Rossi                                       343,830(7)                     2.84%
c/o SmartServ Online, Inc.
Metro Center, One Station Place
Stamford, CT 06902

Thomas W. Haller                                     162,860(8)                     1.34%

Richard Kerschner                                    124,444(9)                     1.03%

Hendrik Hoets                                         63,333(10)                    *

L. Scott Perry                                        40,833(11)                    *

Catherine Cassel Talmadge                             40,816(12)                    *

Stephen Lawler                                        35,000(13)                    *

Charles R. Wood                                       29,000(14)                    *

Robert H. Steele                                      25,000(15)                    *

All executive officers and directors as
a group (10 persons)                               1,576,706(16)                   12.39%

_________________
    *    Less than 1%

     (1) Under the rules of the SEC, addresses are only given for holders of 5% or more of the outstanding common stock of the Company who are not officers or directors of the Company.
     (2) Under the rules of the SEC, a person is deemed to be the beneficial owner of a security if such person has or shares the power to vote or direct the voting of such security or the power to dispose or direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities if that person has the right to acquire beneficial ownership within 60 days of the date hereof. Except as otherwise indicated the named entities or individuals have sole voting and investment power with respect to the shares of common stock beneficially owned.
     (3) Represents the number of shares of common stock beneficially owned as of April 18, 2003 by each named person or group, expressed as a percentage of the sum of all of (i) the shares of such class outstanding as of such date, and (ii) the number of shares not outstanding, but beneficially owned by such named person or group as of such date.

     (4) Includes 361,151 shares of common stock subject to currently exercisable warrants.
     (5) Includes 127,500 shares of common stock subject to currently exercisable options. Also includes 2,051 shares held in trust for the benefit of Mr. Cassetta's wife and 13,800 shares of common stock held by his children.
     (6) Includes 66,102 shares of common stock issuable pursuant to the terms of a Securities Purchase Agreement dated May 20, 2000 between the Company and TecCapital Ltd.
     (7) Includes 83,000 shares of common stock subject to currently exercisable options.
     (8) Includes 162,194 shares of common stock subject to currently exercisable options.
     (9) Consists of 124,444 shares of common stock subject to currently exercisable options.
     (10) Consists of 63,333 shares of common stock subject to currently exercisable options.
     (11) Includes 40,000 shares of common stock subject to currently exercisable options.
     (12) Includes 40,000 shares of common stock subject to currently exercisable options and 300 shares of common stock held for her daughter under the Uniform Gift to Minors Act.
     (13) Consists of 35,000 shares of common stock subject to currently exercisable options
     (14) Includes 15,000 shares of common stock subject to currently exercisable options.
     (15) Consists of 25,000 shares of common stock subject to currently exercisable options.
     (16) Includes 2,051 shares held in trust for the benefit of Mr. Cassetta's wife, 13,800 shares of common stock held by his children and 715,471 shares of common stock subject to currently exercisable options issued to all executive officers and directors.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Steven B. Rosner, currently a beneficial owner of 8.7% of the common stock of SmartServ, entered into an agreement with SmartServ, dated October 25, 1999, whereby Mr. Rosner was to provide consulting services to SmartServ. Pursuant to an amendment dated January 4, 2000, the agreement was extended until October 24, 2002 (the agreement as amended, the "Rosner Agreement"). Pursuant to the Rosner Agreement, Mr. Rosner received $125,000 and warrants to purchase (i) 100,000 shares of common stock at $2.625 per share, (ii) 100,000 shares of common stock at $3.625 per share and (iii) 8,000 shares of common stock at $18.375 per share. Mr. Rosner has exercised warrants to purchase 200,000 shares of common stock. The remaining warrants expire on October 25, 2004.

     Steven B. Rosner also acted as a finder in the private placement of SmartServ's securities that was consummated in September 2002. For his services as finder, Mr. Rosner received warrants to purchase 186,370 shares of common stock at $.85 per share and a cash fee of $157,500 from SmartServ. The warrants expire on September 8, 2007.

     In December 2002, SmartServ entered into a consulting agreement with Steven
B. Rosner to replace the Rosner Agreement which expired in October 2002. As consideration for such services, SmartServ granted Mr. Rosner a warrant to purchase 250,000 shares of common stock at an exercise price of $1.28 per share. The warrants expire on December 4, 2005.

     In December 2000, SmartServ's Board of Directors authorized the issuance of a line of credit of up to $500,000 to Sebastian E. Cassetta, SmartServ's Chief Executive Officer and Chairman of the Board. Mr. Cassetta issued promissory notes, effective on January 2, 2001 and March 20, 2001, aggregating $500,000 to SmartServ in exchange for amounts borrowed under the line of credit. Each note bears interest at the prime rate and matures three years from the date the note was issued. Interest for the period January 2, 2001 to June 30, 2002 has been accrued and is payable at maturity. Commencing July 1, 2002 interest will be payable semi-annually in arrears. During the quarter ended December 2002, SmartServ recorded a valuation allowance of $665,000 in connection with the potential uncollectibility of these loans and a restricted stock loan made to Mr. Cassetta. While these loans do not mature until December 2003 and January 2004, Mr. Cassetta's ability to repay these loans is highly contingent on the market value of his investment in SmartServ.

     SmartServ believes that the terms of the transactions described above were no less favorable to SmartServ than would have been obtained from a non-affiliated third party for similar transactions at the time of entering into such transactions. In accordance with SmartServ's policy, such transactions were approved by a majority of the independent disinterested directors of SmartServ.

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  April 30, 2003            SMARTSERV ONLINE, INC.
                                 -----------------------
                                                  Registrant

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

     Date:   April 30, 2003             /s/ SEBASTIAN E. CASSETTA
                                            ----------------------------------
                                            Sebastian E. Cassetta
                                            Chairman of the Board and
                                            Chief Executive Officer

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

     Date:   April 30, 2003                     /s/ THOMAS W. HALLER
                                                --------------------------------
                                                    Thomas W. Haller
                                                    Senior Vice President and
                                                    Chief Financial Officer