Form 10QSB
period 2003-03-31
SMARTSERV ONLINE INC
filed 2003-06-04
CIK 1005698

================================================================================



                    U. S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 2003
                                                 --------------

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


                                 (203) 353-5950
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                              ---   ---

The number of shares of common stock, $.01 par value, outstanding as of May 28, 2003 was 12,007,912.

Transitional Small Business Disclosure Format (check one):
          Yes        No  X
             -----     -----

================================================================================

                             SmartServ Online, Inc.

                                   Form 10-QSB

                                      Index






PART 1.       FINANCIAL INFORMATION

Item 1.       Consolidated Financial Statements

              Consolidated Balance Sheets - March 31, 2003 (unaudited) and December 31, 2002......................2

              Consolidated Statements of Operations - three months ended March 31, 2003 and 2002 (unaudited)................................................................................4

              Consolidated Statement of Changes in Stockholders' Equity (Deficiency) - three months ended March 31, 2003 (unaudited)....................................................................6

              Consolidated Statements of Cash Flows - three months ended March 31, 2003 and
              2002 (unaudited)....................................................................................7

              Notes to Unaudited Consolidated Financial Statements................................................8

Item 2.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations..........................................................................18

Item 3.       Controls and Procedures............................................................................24

PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings..................................................................................25

Item 2.       Changes in Securities and Use of Proceeds..........................................................25

Item 6.       Exhibits and Reports on Form 8-K...................................................................28

              Signatures.........................................................................................29



                             SMARTSERV ONLINE, INC.

                           CONSOLIDATED BALANCE SHEETS




                                                                               MARCH 31,              DECEMBER 31,
                                                                                 2003                     2002
                                                                          --------------------     -------------------
                                                                              (UNAUDITED)

ASSETS
Current assets
   Cash                                                                     $       21,749           $       154,759
   Accounts receivable                                                             140,461                    55,907
   Accrued interest receivable                                                      40,951                    50,658
   Prepaid compensation                                                            117,500                   117,500
   Prepaid expenses                                                                 72,252                   164,258
   Deferred financing costs                                                        136,098                        --
                                                                          --------------------     -------------------
Total current assets                                                               529,011                   543,082
                                                                          --------------------     -------------------

Property and equipment, net                                                      1,201,272                 1,573,978

Other assets
   Capitalized software development costs, net of
      accumulated amortization of $300,562 at
      March 31, 2003 and $208,681 at December 31, 2002                             796,586                   888,467
   Security deposits                                                               209,974                   238,690
   Notes receivable from officer, net of an allowance for
     uncollectibility of $664,640                                                       --                        --
   Prepaid Compensation                                                             78,333                   107,708
                                                                          --------------------     -------------------
                                                                                 1,084,893                 1,234,865
                                                                          --------------------     -------------------

Total Assets                                                                $    2,815,176           $     3,351,925
                                                                          ====================     ===================



                             SMARTSERV ONLINE, INC.

                           CONSOLIDATED BALANCE SHEETS




                                                                               MARCH 31,              DECEMBER 31,
                                                                                 2003                     2002
                                                                          --------------------     -------------------
                                                                              (UNAUDITED)

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities
   Accounts payable                                                          $    1,900,396          $     1,307,342
   Accrued liabilities                                                              347,721                  476,346
   Accrued salaries                                                                 430,782                  295,437
   Note payable                                                                     733,909                  500,000
                                                                          --------------------     -------------------
Total current liabilities                                                         3,412,808                2,579,125
                                                                          --------------------     -------------------

Deferred revenues                                                                   162,600                  193,294
Deferred lease costs                                                                243,494                  242,300
Accounts payable - noncurrent                                                            --                  163,907

Commitments and Contingencies - Note 9

Stockholders' Equity (Deficiency)
Preferred stock - $0.01 par value
   Authorized - 1,000,000 shares
   Issued and outstanding - None                                                         --                       --
Common stock - $.01 par value
   Authorized - 40,000,000 shares
   Issued and outstanding - 11,949,088 shares at March 31, 2003 and
      11,436,240 shares at December 31, 2002                                        119,490                  114,362
Additional paid-in capital                                                       74,700,977               73,527,939
Notes receivable from officers                                                     (609,996)                (609,996)
Accumulated deficit                                                             (75,214,197)             (72,859,006)
                                                                          --------------------     -------------------
Total stockholders' equity (deficiency)                                          (1,003,726)                 173,299
                                                                          --------------------     -------------------

Total Liabilities and Stockholders' Equity (Deficiency)                     $     2,815,176          $     3,351,925
                                                                          ====================     ===================


See accompanying notes.

                             SMARTSERV ONLINE, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                   THREE MONTHS ENDED MARCH 31
                                                                            ------------------------------------------
                                                                                   2003                  2002
                                                                            -------------------    -------------------


Revenues                                                                      $      230,987         $       28,821
                                                                            -------------------    -------------------

Costs and expenses:
   Costs of services                                                              (1,216,831)            (1,531,526)
   Sales and marketing expenses                                                     (276,534)            (1,243,354)
   General and administrative expenses                                              (999,180)            (1,021,550)
   Stock-based compensation                                                          (28,194)              (172,015)
                                                                            -------------------    -------------------

Total costs and expenses                                                          (2,520,739)            (3,968,445)
                                                                            -------------------    -------------------

Loss from operations                                                              (2,289,752)            (3,939,624)

Other income (expense)
   Interest income                                                                     4,532                 22,684
   Interest expense and other financing costs                                       (375,886)              (182,241)
   Gain from extinguishment of debt                                                  305,822                     --
   Foreign exchange gain (loss)                                                           93                (10,166)
                                                                            -------------------    -------------------

                                                                                     (65,439)              (169,723)
                                                                            -------------------    -------------------

Net loss                                                                      $   (2,355,191)        $   (4,109,347)
                                                                            ===================    ===================

Basic and diluted loss per common share                                       $        (0.20)        $        (0.66)
                                                                            ===================    ===================

Weighted average shares outstanding - basic and diluted                           11,738,809              6,255,960
                                                                            ===================    ===================



The following table illustrates the amount of stock-based compensation charges that would have been recorded in the categories of the statement of operations had stock-based compensation not been separately stated therein:

                                                            THREE MONTHS ENDED MARCH 31

                                                   ----------------------------------------------
                                                         2003                       2002
                                                   ---------------------    ---------------------
Costs of services                                      $          396       $          26,735

Sales and marketing expenses                                       --                       --

General and administrative expenses                           (28,590)                (198,750)
                                                   ---------------------    ---------------------

                                                       $      (28,194)        $       (172,015)
                                                   =====================    =====================


See accompanying notes.

                             SMARTSERV ONLINE, INC.

     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

                        THREE MONTHS ENDED MARCH 31, 2003
                                   (UNAUDITED)




                                                                NOTES
                                        COMMON STOCK          RECEIVABLE     ADDITIONAL
                                                    PAR          FROM          PAID-IN       ACCUMULATED
                                  SHARES           VALUE       OFFICERS        CAPITAL         DEFICIT
                                 ------------- -------------- ------------- --------------- ---------------

Balances at December 31, 2002    11,436,240     $  114,362     $(609,996)   $ 73,527,939      $(72,859,006)


Issuance of common stock upon
  exercise of employee stock
  options                            5,749              57            --           9,595                --

Issuance of common stock upon
  exercise of warrants             383,562           3,836            --         322,191                --

Issuance of common stock to
   vendors to satisfy debt         123,537           1,235            --         162,672                --

Change in market value of
  employee stock options                --              --            --          (1,323)               --

Issuance of warrants related
  to debt financing                     --              --            --         273,540                --

Beneficial conversion feature
  of 10% notes                          --              --            --         406,363                --

Net loss for the period                 --              --            --              --        (2,355,191)
                                 ------------- -------------- ------------- --------------- ---------------

Balances at March 31, 2003       11,949,088     $  119,490     $(609,996)   $ 74,700,977      $(75,214,197)
                                 ============= ============== ============= =============== ===============


See accompanying notes.

                             SMARTSERV ONLINE, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                                 THREE MONTHS ENDED MARCH 31
                                                                           ----------------------------------------
                                                                                  2003                 2002
                                                                           -------------------   ------------------
OPERATING ACTIVITIES
Net loss                                                                    $    (2,355,191)      $    (4,109,347)
Adjustments to reconcile net loss to net cash
    used for operating activities:
       Gain from extinguishment of debt                                            (305,822)                   --
       Depreciation and amortization                                                464,587               501,750
       Noncash compensation costs                                                    28,194               172,015
       Amortization of deferred financing costs                                     338,964                    --
       Amortization of deferred revenues                                           (168,694)                   --
       Changes in operating assets and liabilities
          Accounts receivable                                                       (84,554)              (62,723)
          Accrued interest receivable                                                 9,707                    --
          Prepaid expenses                                                          100,756               149,602
          Accounts payable and accrued liabilities                                  631,790                16,371
          Deferred revenues                                                         138,000                82,000
          Security deposit                                                           28,716               (16,993)
                                                                           -------------------   ------------------
    Net cash used for operating activities                                       (1,173,547)           (3,267,325)
                                                                           -------------------   ------------------

INVESTING ACTIVITIES
Purchase of equipment                                                                    --              (168,490)
Capitalization of software development costs                                             --               (71,798)
                                                                           -------------------   ------------------
    Net cash used for investing activities                                               --              (240,288)
                                                                           -------------------   ------------------

FINANCING ACTIVITIES
Proceeds from the issuance of notes and warrants - net                            1,000,000                    --
Proceeds from the issuance of common stock                                          335,537                11,945
Repayment of note payable                                                          (295,000)                   --
                                                                           -------------------   ------------------
    Net cash provided by financing activities                                     1,040,537                11,945
                                                                           -------------------   ------------------

Decrease in cash and cash equivalents                                              (133,010)           (3,495,668)
Cash - beginning of period                                                          154,759             6,532,323
                                                                           -------------------   ------------------

Cash - end of period                                                        $        21,749       $    3,036,655
                                                                           ===================   ==================



See accompanying notes.

                             SMARTSERV ONLINE, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2003



1.   NATURE OF BUSINESS

SmartServ Online, Inc. ("SmartServ" or the "Company") commenced operations on August 20, 1993 and had its initial public offering on March 21, 1996. The Company offers wireless applications, development and hosting services that allow wireless carriers, content providers and financial services firms to deliver content to their work forces and customers. SmartServ's products can deliver proprietary information, as well as delayed and real-time financial market data, business and financial news, national and local weather reports and other business and entertainment information in a user-friendly manner.

The Company's mobile data solutions are designed to generate additional revenue, increase operating efficiency, and extend brand awareness for wireless carriers, enterprises and content providers and are delivered via J2ME, BREW, WAP and SMS, as well as RIM Blackberry and Pocket PC devices.

SmartServ has established customer and distribution relationships with a growing network of strategic partners and wireless carriers, including Verizon Wireless, AT&T Wireless, Nextel, ALLTEL Wireless, U.S. Cellular, QUALCOMM and Motorola, as well as content providers, including BusinessWeek Online, S&P Comstock and The Wall Street Journal Online (Dow Jones).

The economic downturn in general, and its impact on the telecommunications industry in particular, have caused telecommunications service providers to reduce capital spending, personnel and debt, as well as new service introductions. This has resulted in delays in the build-out of high speed carrier data networks and availability of data-enabled wireless devices, causing the market for SmartServ's financial data and transaction services to be lackluster. In addition, many financial services firms have curtailed new product development to focus on data security and recovery. Consequently, the potential demand for the Company's products and services has been significantly delayed. Such delays have had a very detrimental effect on the Company's operations and have resulted in the Company's inability to implement its business plan and related marketing strategies. Consequently, in May 2002, the Company commenced an effort to realign its infrastructure and related overhead to correlate with reductions in projected revenue. As part of this effort, management closed the Company's UK and Hong Kong sales offices and downsized its domestic operations through staff reductions to a level sufficient to support the Company's projected operations. In both March and May 2003, the Company again reduced its cost structure through the termination of additional personnel. Personnel headcount has been reduced from 66 in May 2002 to the current level of 25. These efforts have reduced the Company's average monthly operating expenses from approximately $1,090,000 in July 2002 to $712,000 in February 2003 to approximately $425,000 commencing June 2003, excluding noncash stock compensation and depreciation and amortization. As a result of the factors identified above, the Company is in need of additional capital to enable it continue as a going concern. The following chart provides an analysis of the Company's capital requirements for the year ending December 31, 2003 based on projected revenues of $3,000,000:

               % of
              Revenue           Capital
                Goal            Required
            ------------- -----------------------

               100           $    3,300,000

                50                3,900,000

                 0                4,800,000

However, no assurance can be given that the Company will be able meet its revenue projections, maintain its cost structure as presently configured, or raise additional capital on satisfactory terms. Should the Company be unable to raise additional debt or equity financing, it will be forced to seek a merger or cease operations.

The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has, since its inception, earned limited revenues and incurred substantial recurring operating losses, including net losses of $2,355,191 for the three month period ended March 31, 2003, net losses of $8,037,173 and $14,819,860 for the years ended December 31, 2002 and 2001, respectively, and net losses of $30,993,559 and $7,124,126 for the years ended June 30, 2000 and 1999, respectively. Additionally, it had an accumulated deficit of $75,214,197 at March 31, 2003. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

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

As an example, SmartServ has launched several products on the Verizon Wireless network. The Company's financial content products have been launched on Verizon's BREW (Binary Runtime Environment for Wireless) network under the Wall Street Journal Online brand name, while its SMS (Short Message Service) financial alert product has been launched on Verizon's V-text portal. Additionally, the Company has launched its AreaWeather and AstroCom Horoscope lifestyle products on Verizon's BREW network. Salomon Smith Barney, in conjunction with SmartServ, has launched a wireless version of its GEO (Global Equities Online) product. GEO combines Salomon's proprietary data, such as morning call notes, with SmartServ's financial data products to form a fully integrated financial tool. While management believes that these relationships are important to the Company's success, no assurance can be given that these customers will be successful in their marketing efforts or that the Company's products and services will be well received in the marketplace.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION
---------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, the instructions of Form 10-QSB and Rule 310 of Regulation SB and, therefore, do not include all information and notes necessary for a presentation of results of operations, financial position and cash flows in conformity with accounting principles generally accepted in the United States. The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the period ended December 31, 2002. In the opinion of the Company, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been made. Results of operations for the three months ended March 31, 2003 are not necessarily indicative of those expected for the year ending December 31, 2003.

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

REVENUE RECOGNITION
-------------------
The Company recognizes revenue from the use of its products and services in accordance with American Institute of Certified Public Accountants' ("AICPA") Statement of Position ("SOP") 97-2, "Software Revenue Recognition", SOP 98-9, "Modification of SOP 97-2, Software Recognition, With Respect to Certain Transactions", and the SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements". Specifically, there must be (1) evidence of an arrangement, (2) delivery of our products and services, (3) fixed and determinable fees and (4) probable collectibility of such fees. Revenues from multi-element revenue agreements are recognized based on vendor specific objective evidence of individual components or, if the elements in the arrangement cannot be separated, as has been the situation to date, recognized as one element ratably over the term of the agreement.

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

DEFERRED REVENUES
-----------------
Deferred revenues, resulting from customer prepayments, are recognized as services are provided throughout the term of the agreement with the respective customer.

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

During the three months ended March 31, 2003, the Company issued 123,537 shares of common stock to 5 vendors in settlement of the Company's obligations, aggregating $164,000, to such vendors. These transactions are considered non-cash transactions for the purposes of the Statement of Cash Flows.

Interest, debt origination and other financing costs paid during the three months ended March 31, 2003 and 2002 were $70,000 and $187,000, respectively.

CONCENTRATION OF CREDIT RISK
----------------------------
Financial instruments that potentially subject SmartServ to concentrations of credit risk consist solely of accounts receivable. At March 31, 2003 and December 31, 2002, accounts receivable consist principally of amounts due from a financial services company. The Company performs periodic credit evaluations of its customers and, if applicable, provides for credit losses in the financial statements.

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

ADVERTISING COSTS
-----------------
Advertising costs are expensed as incurred and were approximately $3,561 and $107,000 during the three month periods ended March 31, 2003 and 2002, respectively.

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

The Company adopted the disclosure provisions of SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, which amends SFAS No. 123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation, which was originally provided under SFAS No. 123. SFAS No. 148 also improves the timeliness of disclosures by requiring the information to be included in interim, as well as, annual financial statements.

SFAS No. 123 requires companies to recognize compensation expense based on the respective fair values of the options at the date of grant. Companies that choose not to adopt such rules will continue to apply the existing accounting rules contained in APB No. 25, but are required to disclose the pro forma effects on net loss and loss per share, as if the fair value based method of accounting had been applied.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. As such, the pro forma net loss and loss per share are not indicative of future years.

SmartServ's pro forma information is as follows:


                                                                         THREE MONTHS ENDED MARCH 31
                                                                  -----------------------------------------
                                                                          2003                 2002
                                                                  --------------------- -------------------
Net loss as reported                                               $     (2,355,191)     $    (4,109,347)

Employee stock-based compensation included in net loss                        1,393              119,240

Employee stock-based compensation pursuant to SFAS 123                     (917,494)          (1,091,263)
                                                                  --------------------- -------------------

Proforma net loss                                                  $     (3,274,008)     $    (5,319,850)
                                                                  ===================== ===================

Basic and diluted loss per share                                           $(0.20)             $(0.66)
                                                                  ===================== ===================

Proforma basic and diluted loss per share                                  $(0.28)             $(0.85)
                                                                  ===================== ===================


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

In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". The Company adopted SFAS No. 145 in 2002. Accordingly, the Company's gain on extinguishment of debt has been recorded in "Other income" in the consolidated financial statements.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with an Exit or Disposal Activity". SFAS No. 146 revises the accounting for exit and disposal activities under Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)", by potentially spreading out the reporting of expenses related to restructuring activities. SFAS No. 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002. The Company adopted SFAS No. 146 on January 1, 2003, as required, and does not believe that the adoption of this new standard will have a material effect on its consolidated results of operations, financial position or cash flows.

3.   PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                           MARCH 31,             DECEMBER 31,
                                              2003                    2002
                                      -------------------      -----------------
   Data processing equipment          $     4,840,737          $     4,842,941
   Office furniture and equipment             151,263                  151,263
   Display equipment                           71,335                   71,335
   Leasehold improvements                      69,852                   69,852
                                      -------------------      -----------------

                                            5,133,187                5,135,391
   Accumulated depreciation                (3,931,915)              (3,561,413)
                                      -------------------      -----------------
                                      $     1,201,272          $     1,573,978
                                      ===================      =================


4.   NOTE RECEIVABLE FROM OFFICER

In December 2000, the Company's Board of Directors authorized the issuance of a line of credit to Sebastian Cassetta, SmartServ's Chief Executive Officer, for an amount not to exceed $500,000. Such amount bears interest at the prime rate and matures on March 20, 2004. Pursuant to the terms of the note, interest for the period January 2, 2001 to June 30, 2002 has been accrued and is payable at maturity. Commencing July 1, 2002 until maturity, interest shall be payable semi-annually in arrears on January 1st and July 1st. The Company has received the semi-annual interest for the period July 1, 2002 through December 31, 2002.

The financial statements at March 31, 2003 contain a valuation allowance for a potential loss of $552,467, relating to the collectibility of Mr. Cassetta's note and the interest accrued thereon through June 30, 2002. Additionally, the financial statements contain a valuation allowance for a potential loss of $112,173, relating to interest earned by the Company pursuant to the restricted stock purchase agreement between the Company and Mr. Cassetta.


5.   NOTES PAYABLE

In May 2000, the Company entered into a Business Alliance Agreement with Hewlett-Packard Company ("HP") whereby the companies agreed to jointly market their respective products and services, and to work on the build-out of SmartServ's domestic and international infrastructure. In furtherance of these objectives, HP provided the Company with a line of credit of up to $20,000,000 for the acquisition of approved hardware, software and services. On September 10, 2002, the Company and HP amended the terms of the promissory note to provide for the (i) reduction of SmartServ's aggregate outstanding principal and accrued interest amount of $7,045,000 to $1,000,000, (ii) return of certain unused hardware by SmartServ, (iii) issuance by SmartServ of a warrant for the purchase of 50,000 shares of common stock and (iv) repayment of $500,000 of the amended obligation on September 10, 2002. The remaining $500,000 obligation was evidenced by a note, bearing an interest rate of 11%, secured by the Company's assets exclusive of its internally developed software products, and was satisfied through a partial repayment in February 2003. The Company recorded a gain of $305,822 resulting from the Company's partial repayment of the note in February 2003.

In February 2003, the Company issued a convertible note to Global Capital Funding Group, LP ("Global") in consideration for the receipt of $1 million. The note bears interest at the rate of 10% per annum, and is secured by the Company's assets, exclusive of its internally developed software products. The note matures on February 14, 2004, contains certain antidilution provisions, and may be converted into shares of SmartServ common stock at $1.10 per share. As additional consideration, the Company issued Global a warrant for the purchase of 200,000 shares of its common stock at an exercise price of $1.61 per share. The warrants have been valued in accordance with the Black-Scholes pricing methodology and recorded in the financial statements as deferred interest costs and netted against the outstanding obligation. Deferred interest costs are amortized into operations in accordance with the interest method. Alpine Capital Partners, Inc. ("Alpine") received a finder's fee of $70,000, representing 7% of the aggregate purchase price of the convertible note and a warrant to purchase 91,000 shares of common stock exercisable at $1.61 per share, expiring on February 14, 2005, in connection with this transaction. These warrants have been valued in accordance with the Black-Scholes pricing methodology and recorded in the financial statements as deferred compensation costs. This amount is being amortized into operations on a straight-line basis over the 12 month life of the obligation. Also in connection with the 10% convertible notes, the Company has recorded a non-cash charge for other financing costs of $304,772 representing a portion of the intrinsic value of the beneficial conversion feature of the notes. Emerging Issues Task Force ("EITF") Issue No. 98-5, "Accounting for Convertible Securities with Beneficial
Conversion Features or Contingently Adjustable Conversion Ratios" ("Issue No. 98-5") as more fully described in EITF Issue No. 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments", defines the beneficial conversion feature as the non-detachable conversion feature that is "in-the-money" at the date of issuance. Issue No. 98-5 requires the recognition of the intrinsic value of the conversion feature as the difference between the conversion price and the fair value of the common stock into which the notes are convertible. During the quarter ending June 30, 2003, the Company will record a non-cash charge of $101,600 representing the amortization of the remainder of such beneficial conversion feature. In April 2003, the Company borrowed an additional $250,000 from Global and amended the convertible note to include such amount. As additional consideration, the Company issued Global a warrant for the purchase of 20,000 shares of its common stock at an exercise price of $1.20 per share. The warrants issued to Global and Alpine contain certain antidilution provisions and expire on February 14, 2006.


6.   EQUITY TRANSACTIONS

During the three months ended March 31, 2003, the Company issued 383,562 shares of common stock to investors upon the exercise of warrants to purchase such shares. Proceeds from the exercise of these warrants were $326,000.

In February 2003, the Company issued an aggregate of 123,537 shares of common stock to 5 vendors in satisfaction of obligations for services rendered to the Company aggregating $164,000.

The Company's failure to timely file its Form 10-KSB for the year ended December 31, 2002 has affected the following registration rights held by some of its stockholders and warrant holders. The Company is working expeditiously to cure these deficiencies:

Obligations to Maintain Effective Registration Statements:
----------------------------------------------------------
Vertical Ventures Investments, LLC holds a warrant to purchase up to 134,853 shares of common stock that have registration rights. The Registration Statement covering the shares underlying this warrant is no longer effective. The Company is required to pay a fee of $8,250 for the first month of the deficiency and a fee of $16,500 for each month thereafter until the shares underlying the warrant are registered.

Investors in the Company's September 2002 Equity Placement hold up to an aggregate of 3,701,943 shares of common stock, and warrants to purchase up to an aggregate of 1,499,723 shares of common stock, all with registration rights requiring the Company to use its commercially reasonable best efforts to maintain the effectiveness of the Registration Statement covering the shares of common stock and the shares underlying the warrants. The Registration Statement is no longer effective.

Obligation to File a Registration Statement:
--------------------------------------------
Global Capital Funding Group, L.P. holds warrants to purchase up to 220,000 shares of common stock, and a convertible note convertible into 1,136,364 shares of common stock. The Company was required to file a Registration Statement covering all such shares on April 14, 2003. The Company has not yet filed the Registration Statement, and may be subject to a penalty fee equal to $20,000 for each month that this deficiency remains uncured.


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

Stock-based compensation for the three months ended March 31, 2003 and 2002 consisted primarily of the impact of changes in the market value of the Company's common stock on the value of options to purchase common stock issued to employees and the amortization of deferred costs associated with the prior issuance of warrants to purchase common stock to various consultants.


8.   EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted loss per share:


                                                                          Three Months Ended March 31
                                                                  --------------------------------------------
                                                                          2003                    2002
                                                                  ---------------------  ---------------------

Numerator:
   Net loss                                                       $      (2,355,191)      $     (4,109,347)
                                                                  =====================  =====================

Denominator:
   Weighted average shares - basic and diluted                            11,738,809              6,255,960
                                                                  =====================  =====================

Basic and diluted loss per common share                           $           (0.20)      $          (0.66)
                                                                  =====================  =====================


Outstanding employee stock options and other warrants to purchase an aggregate of 6,296,000 and 4,032,000 shares of common stock at March 31, 2003 and 2002, respectively, were not included in the computations of diluted earnings per share because the Company reported a losses for the periods and, therefore their inclusion would be antidilutive.

9.   COMMITMENTS AND CONTINGENCIES

On or about February 29, 2000, Commonwealth Associates, L.P. ("Commonwealth") filed a complaint against us in the Supreme Court of the State of New York, County of New York. The complaint alleged that in August of 1999, Commonwealth and SmartServ entered into an engagement letter that provided for a nonrefundable fee to Commonwealth of $15,000 payable in cash or common stock at SmartServ's option. The complaint alleged that SmartServ elected to pay the fee in stock and, as a result, Commonwealth sought 13,333 shares of common stock or at least $1,770,000 together with interest and costs. In our defense, we denied that we elected to pay in stock. On March 4, 2003, SmartServ received a favorable decision in this matter after a trial held in the Supreme Court of the State of New York. The decision holds that, consistent with SmartServ's defense, SmartServ is required to pay Commonwealth a retainer fee of only $13,439, plus interest and certain costs. Commonwealth's time to appeal has not yet expired. While the Company intends to vigorously defend any appeal of the decision, the unfavorable outcome of such an appeal could have a material adverse effect on the Company's financial condition, results of operations and cash flows.


10.  SUBSEQUENT EVENT

In April 2003, the Company issued 58,824 shares of common stock to accredited investors upon the exercise of warrants to purchase such shares. Proceeds from the exercise of these warrants were $50,000.

In May 2003, the Company in consideration of $358,000 issued 3.58 units consisting of convertible notes and warrants to purchase common stock ("Units") to 8 accredited investors. Each Unit consists of a $100,000 convertible note and a warrant to purchase 200,000 shares of the Company's common stock. The convertible notes bear interest at 8% per annum, are convertible into the Company's common stock at $0.744 (the average of the closing bid prices of the Company's common stock for the 5 days prior to the closing of the transaction) per share and mature on the earlier of November 19, 2003 or the closing of a subsequent equity placement of not less than $3 million. The warrants are exercisable at $0.744 per share and expire on May 19, 2006. This transaction represents the initial sale of a maximum of 15 Units contemplated to be sold by the Company ("Bridge Offering"). Spencer Trask Ventures, Inc. ("Spencer Trask") acted as a finder for this transaction. As consideration therefor, Spencer Trask will receive a cash fee equal to 10% of the aggregate purchase price of all of the Units sold and upon receipt of approval from the NASDAQ Stock Market for the sale of the remaining Units will receive (i) a warrant to purchase a number of Units equal to 20% of the Units sold ("Finder's Warrant") and (ii) 33,333 shares of restricted common stock per Unit sold. The Finder's Warrant will be exercisable through May 19, 2008. Such fees are payable to Spencer Trask upon the closing of an aggregate of $1.2 million in the Bridge Offering. In addition, Spencer Trask will receive a non-accountable expense allowance equal to 3% of the aggregate proceeds of all Units sold in the Bridge Offering.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SmartServ Online, Inc. commenced operations on August 20, 1993 and had its initial public offering on March 21, 1996. We offer wireless applications, development and hosting services that allow wireless carriers, content providers and financial services firms to deliver content to their work forces and customers. Our products can deliver proprietary information, as well as delayed and real-time financial market data, business and financial news, national and local weather reports and other business and entertainment information in a user-friendly manner.

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

Due to the substantial expenses and negative cash flows from operations that we have incurred, our auditors, in their report contained in our December 31, 2002 financial statements, have indicated that there is substantial doubt about our ability to continue as a going concern. The Company has earned limited revenues and has incurred net losses of $2,355,191 for the three month period ended March 31, 2003, net losses of $8,037,173 and $14,819,860 for the years ended December 31, 2002 and 2001, respectively, and net losses of $30,993,559 and $7,124,126 for the years ended June 30, 2000 and 1999, respectively. Additionally, the Company had an accumulated deficit of $75,214,197 at March 31, 2003. Although the Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business, unless we are able to increase revenue and raise additional capital from investors, we will not be able to support our operations.

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

As an example, the Company has launched several products on the Verizon Wireless network. Our financial content products have been launched on Verizon's BREW (Binary Runtime Environment for Wireless) network under the Wall Street Journal Online brand name, while our SMS (Short Message Service) financial alert product has been launched on Verizon's V-text portal. Additionally, the Company has launched its AreaWeather and AstroCom Horoscope lifestyle products on Verizon's BREW network. Salomon Smith Barney, in conjunction with SmartServ, has launched a wireless version of its GEO (Global Equities Online) product. GEO combines Salomon's proprietary data, such as morning call notes, with

SmartServ's financial data products to form a fully integrated financial tool. While management believes that these relationships are important to the Company's success, no assurance can be given that these customers will be successful in their marketing efforts or that the Company's products and services will be well received in the marketplace.

As of May 28, 2003, SmartServ employed 25 people, all of whom were employed in the United States. All but one were full-time employees. SmartServ does not anticipate that staffing requirements associated with the implementation of its plan of operation will require the addition of any people during the year ending December 31, 2003.


RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31, 2003 VERSUS QUARTER ENDED MARCH 31, 2002

During the quarter ended March 31, 2003, we recorded revenues of $230,987. Of such revenues, $208,100 were earned through our licensing agreement with Salomon Smith Barney. During the quarter ended March 31, 2002, we recorded revenues of $28,821. Of such revenues, $26,400 were earned through our licensing agreement with Salomon Smith Barney. During the quarters ended March 31, 2003 and 2002, we recognized $168,700 and $-0-, respectively, from the amortization of deferred revenues associated with this agreement.

During the quarter ended March 31, 2003, we incurred costs of services of $1,216,831, a decrease of 20.5% over the quarter ended March 2002. Such costs decreased primarily due to reductions in US personnel, the reduction of computer depreciation and maintenance and the reduction of consulting costs incurred in connection with the development of the Company's systems' architecture and application platform. Components of the costs of service category consist primarily of information and communication costs ($148,900), personnel costs ($576,500), computer hardware leases, depreciation and maintenance costs
($323,100), facilities ($62,000) and amortization expenses relating to capitalized software development costs ($91,900). During the quarter ended March 31, 2002, we incurred costs of services of $1,531,526. Components of these costs consisted primarily of information and communication costs ($193,000), personnel costs ($706,700), systems consultants ($40,300), computer hardware leases, depreciation and maintenance costs ($510,000), and amortization expenses relating to capitalized software development costs ($62,300). During the quarter ended March 31, 2003 and 2002, we capitalized $-0- and $71,800, respectively, of development costs in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" ("Statement No. 86").

During the quarter ended March 31, 2003, we incurred sales and marketing expenses of $276,534, a decrease of 77.8% over the quarter ended March 2002. Such costs decreased primarily due to travel and personnel reductions associated with the closing of the Company's Hong Kong and London sales offices, US personnel reductions, reductions in advertising and trade shows and reductions in professional fees. Components of the sales and marketing category consist primarily of personnel costs ($205,100), professional fees ($17,800), and travel and lodging ($32,700). During the quarter ended March 31, 2002, we incurred advertising and marketing expenses of $1,243,354. Components of these costs consisted primarily of professional fees ($76,600), personnel ($602,100), travel and lodging ($121,600), facilities ($39,900) and advertising and trade shows ($366,800).

During the quarter ended March 31, 2003, we incurred general and administrative expenses of $999,180, a decrease of 2.2% over the quarter ended March 31, 2002. Components of the general and administrative category consist primarily of personnel costs ($319,200), professional fees ($331,100), facilities

($121,400), insurance ($96,000) and computer hardware leases, depreciation and maintenance costs ($40,300). During the quarter ended March 31, 2002, we incurred general and administrative expenses of $1,021,550. Components of these costs consisted primarily for personnel costs ($336,800), facilities ($130,700), insurance ($145,300), computer hardware leases, depreciation and maintenance costs ($54,300) and professional fees ($257,100).

During the quarter ended March 31, 2003, the net noncash credit for stock-based compensation amounted to $28,194 compared to a net noncash charge of $172,015 during the quarter ended March 31, 2002. Such noncash amounts are primarily related to the valuation of stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to
Employees" ("APB No. 25"). Certain employee stock options are subject to the variable plan requirements of APB No. 25, as they were repriced, and therefore, compensation expense is recognized for changes in the fair value of our common stock. Noncash charges for consulting services for the quarters ended March 31, 2003 and 2002 were $29,375 and $291,255, respectively, resulting primarily from the amortization of deferred costs associated with the prior issuance of warrants to purchase common stock to various financial, marketing and technical consultants.

Interest income for the quarters ended March 31, 2003 and 2002 amounted to $4,532 and $22,684, respectively. Such amounts were earned primarily from our investments in money fund accounts and a note receivable from an officer. During the quarters ended March 31, 2003 and 2002, interest and other financing costs were $375,886 and $182,241, respectively. During the quarters ended March 31, 2003 and 2002, interest and other financing costs were incurred in connection with the $20 million line of credit facility with HP and the convertible note issued to Global Capital in February 2003.

During the quarter ended March 31, 2003, the Company recorded a gain of $305,822 resulting from the partial repayment, in full settlement, of the amended promissory note issued to Hewlett-Packard Company.

Basic and diluted loss per share was $0.20 for the quarter ended March 31, 2003 compared to $0.66 per share for the quarter ended March 31, 2002. The weighted average shares outstanding increased to 11,738,809 at March 31, 2003 from 6,255,960 at March 31, 2002.


CAPITAL RESOURCES AND LIQUIDITY

At March 31, 2003 and December 31, 2002, the Company had cash of $21,700 and $154,800, respectively. Net cash used in operations was $1,173,500 for the quarter ended March 31, 2003 compared to $3,267,300 during the quarter ended March 31, 2002. The primary reasons for this reduction in were the Company's initiative to close the Hong Kong and United Kingdom sales offices, reduce its US personnel and trim its operations. Other uses of cash during the quarter ended March 31, 2003 were primarily for the partial repayment of our obligation to HP in the amount of $225,000 and the repayment of a $70,000 note issued in January 2003.

During the quarter ended March 31, 2003, the Company issued a convertible note in the amount of $1 million and a note in the amount of $70,000 to provide liquidity. Additionally, warrant holders provided funds aggregating approximately $336,000 through the exercise of warrants. During the quarter ended March 31, 2002, warrant holders provided the Company with funds aggregating $12,000 upon the exercise of warrants.

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

In May 2000, we entered into a Business Alliance Agreement with HP whereby the companies agreed to jointly market their respective products and services and to work on the build-out of SmartServ's domestic and international infrastructure. In furtherance of these objectives HP provided us with a line of credit of up to $20,000,000 for the acquisition of approved hardware, software and services. As of September 28, 2001, the expiration date of the facility, HP had advanced us $6,723,156 thereunder. In September 2002, the Company and HP amended the terms of the promissory note to provide for the (i) reduction of SmartServ's aggregate outstanding principal and accrued interest amount of $7,045,000 to $1,000,000,
(ii) return of certain unused hardware by SmartServ, (iii) issuance by SmartServ of a warrant for the purchase of 50,000 shares of common stock and (iv) repayment of $500,000 of the amended obligation on September 10, 2002. The remaining obligation was evidenced by a note, bearing an interest rate of 11%, to be repaid as follows: $200,000 on December 31, 2002, $200,000 on January 28, 2003 and $100,000 on February 27, 2003. The warrant expires on September 9, 2005 and has an exercise price of $1.166 per share. In connection therewith, the Company recorded a charge to earnings of $38,000 representing the fair value of the warrant as determined in accordance with the Black-Scholes model. Additionally, the Company recognized a net gain of $5,679,261 resulting from the extinguishment of this obligation. In February 2003, the Company and HP amended the terms of their amended promissory note to provide for the settlement of SmartServ's outstanding obligation of $530,800, inclusive of accrued interest of $30,800, in consideration of the payment by SmartServ of $225,000. As a result, during the quarter ended March 31, 2003, the Company recognized an additional gain of $305,800, resulting from the extinguishment of this obligation.

In June 2002, First Albany Corporation, acting as placement agent for SmartServ, completed a private placement of units consisting of 785,714 shares of common stock and warrants to purchase common stock in consideration of $1.40 per unit to two accredited investors. The net proceeds of $823,500 from the issuance of these units were used for general working capital requirements. The investors received warrants, callable under certain conditions, for the purchase of an aggregate of 1,428,571 shares of common stock at an exercise price of $1.40 per share through the expiration date on June 5, 2007, as well as non-callable warrants for the purchase of an aggregate of 196,429 shares of common stock, subject to antidilution adjustments, upon the occurrence of certain events, at an exercise price of $1.47 per share through June 5, 2007. In August 2002, pursuant to the terms of the callable warrants, the Company provided the investors with a notice calling the callable warrants. In September 2002, the callable warrants expired unexercised. Subsequent to June 2002, non-callable warrants for the purchase of 204,853 shares of common stock were exercised. Proceeds from such exercises were $176,500.

In September 2002, SmartServ issued units consisting of 3,884,209 shares of its common stock and warrants to purchase 1,942,109 shares of common stock, exercisable at $0.85 per share through September 8, 2007, to 22 accredited investors at a purchase price of $0.9125 per unit. Gross proceeds from this transaction amounted to $3,544,346. SmartServ agreed to pay fees consisting of $249,050, an expense allowance of $25,000, and issued warrants to purchase 438,046 shares of common stock at an exercise price of $0.85 per share, expiring on September 8, 2007, as compensation to certain individuals and entities that acted as finders. Additionally, the Company incurred costs and other fees of $28,000 in connection with this transaction. While the warrants to purchase common stock represent an additional source of capital, they expire in September 2007 and are not callable by the Company. Therefore, they cannot be relied upon by the Company as a definite source of capital. The warrantholders may choose to exercise their warrants if the market price of the Company's common stock exceeds the exercise price of the warrant. Subsequent to December 31, 2002, warrants for the purchase of 442,386 shares of common stock were exercised. Proceeds from such exercises were $376,000.

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

During the quarter ended December 2002, the Company recorded a valuation allowance of $664,640 in connection with the potential uncollectibility of loans made to Mr. Sebastian Cassetta, the Company's Chairman and Chief Executive Officer. While these loans do not mature until December 2003 and January 2004, Mr. Cassetta's ability to repay these loans and interest thereon is highly contingent on the market value of his investment in the Company.

At December 31, 2002, we had outstanding 1,725,000 public warrants (SSOLW) and 300,000 warrants with terms identical to the public warrants. These warrants were convertible into our common stock at the ratio of 2.5 warrants per share of common stock at an exercise price of $10.50 per share. These warrants were redeemable by SmartServ on not less than 30 days written notice at the redemption price of $0.10 per warrant, provided the average closing bid quotation of the common stock as reported on the Nasdaq Stock Market had been at least 187.5% of the current exercise price of the warrants for a period of 20 consecutive trading days ending on the third day prior to the date on which we give notice of redemption. These warrants expired on March 20, 2003.

In January 2003, the Company borrowed $70,000 from Steven B. Rosner which was used for working capital. The debt was evidenced by an unsecured note bearing an interest rate of 12% per annum and was repaid in February 2003.

In February 2003, the Company issued a convertible note to Global Capital Funding Group, LP ("Global") in consideration for the receipt of $1 million. The note bears interest at the rate of 10% per annum, and is secured by the Company's assets, exclusive of its internally developed software products. The note matures on February 14, 2004, contains certain antidilution provisions, and may be converted into shares of SmartServ common stock at $1.10 per share. As additional consideration, the Company issued Global a warrant for the purchase of 200,000 shares of its common stock at an exercise price of $1.61 per share. In April 2003, the Company borrowed an additional $250,000 from Global and amended the convertible note to include such amount. As additional consideration, the Company issued Global a warrant for the purchase of 20,000 shares of its common stock at an exercise price of $1.20 per share. The warrant issued to Global contains certain antidilution provisions and expires on February 14, 2006. Proceeds from the notes were used for working capital purposes.

In February 2003, the Company issued 123,537 shares of common stock to 5 vendors in settlement of the Company's obligations, aggregating $164,000, to such vendors.

In May 2003, the Company in consideration of $358,000 issued 3.58 units consisting of convertible notes and warrants to purchase common stock ("Units") to 8 accredited investors. Each Unit consists of a $100,000 convertible note and a warrant to purchase 200,000 shares of the Company's common stock. The convertible notes bear interest at 8% per annum, are convertible into the Company's common stock at $0.744 (the average of the closing bid prices of the Company's common stock for the 5 days prior to the closing of the transaction) per share and mature on the earlier of November 19, 2003 or the closing of a subsequent equity placement of not less than $3 million. The warrants are exercisable at $0.744 per share and expire on May 19, 2006. This transaction represents the initial sale of a maximum of 15 Units contemplated to be sold by the Company. Proceeds from the sale of the Units were used for working capital purposes.

The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has, since its inception, earned limited revenues and incurred substantial recurring operating losses, including net losses of $2,355,191 for the three month period ended March 31, 2003, net losses of $8,037,173 and $14,819,860 for the years ended December 31, 2002 and 2001, respectively, and net losses of $30,993,559 and $7,124,126 for the years ended June 30, 2000 and 1999, respectively. Additionally, it had an accumulated deficit of $75,214,197 at March 31, 2003. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Such concern was expressed by our auditors, Ernst & Young LLP, in their audit report regarding the financial statements included in our Form 10-KSB for the year ended December 31, 2002. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

The economic downturn in general, and its impact on the telecommunications industry in particular, have caused telecommunications service providers to reduce capital spending, personnel and debt, as well as new service introductions. This has resulted in delays in the build-out of high speed carrier data networks and availability of data-enabled wireless devices, causing the market for SmartServ's financial data and transaction services to be lackluster. In addition, many financial services firms have curtailed new product development to focus on data security and recovery. Consequently, the potential demand for the Company's products and services has been significantly delayed. Such delays have had a very detrimental effect on the Company's operations and have resulted in the Company's inability to implement its business plan and related marketing strategies. Consequently, in May 2002, the Company commenced an effort to realign its infrastructure and related overhead to correlate with reductions in projected revenue. As part of this effort, management closed the Company's UK and Hong Kong sales offices and downsized its domestic operations through staff reductions to a level sufficient to support the Company's projected operations. In both March and May 2003, the Company again reduced its cost structure through the termination of additional personnel. Personnel headcount has been reduced from 66 in May 2002 to the current level of 25. These efforts have reduced the Company's average monthly operating expenses from approximately $1,090,000 in July 2002 to $712,000 in February 2003 to approximately $425,000 commencing June 2003, excluding noncash stock compensation and depreciation and amortization. As a result of the factors identified above, the Company is in need of additional capital to enable it continue as a going concern. The following chart provides an analysis of the Company's capital requirements for the year ending December 31, 2003 based on projected revenues of $3,000,000:

                             % of
                            Revenue            Capital
                             Goal              Required
                         ------------- -----------------------

                             100           $    3,300,000

                              50                3,900,000

                               0                4,800,000

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

On or about February 29, 2000, Commonwealth Associates, L.P. ("Commonwealth") filed a complaint against us in the Supreme Court of the State of New York, County of New York. The complaint alleged that in August of 1999, Commonwealth and SmartServ entered into an engagement letter that provided for a nonrefundable fee to Commonwealth of $15,000 payable in cash or common stock at SmartServ's option. The complaint alleged that SmartServ elected to pay the fee in stock and, as a result, Commonwealth sought 13,333 shares of common stock or at least $1,770,000 together with interest and costs. In our defense, we denied that we elected to pay in stock. On March 4, 2003, SmartServ received a favorable decision in this matter after a trial held in the Supreme Court of the State of New York. The decision holds that, consistent with SmartServ's defense, SmartServ is required to pay Commonwealth a retainer fee of only $13,439, plus interest and certain costs. Commonwealth's time to appeal has not yet expired. While we intend to vigorously defend any appeal of the decision in the Commonwealth matter, the unfavorable outcome of such an appeal could have a material adverse effect on our financial condition, results of operations and cash flows.


ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

At the time of issuance, each investor or recipient of unregistered securities was either an accredited investor or a sophisticated investor. Each investor had access to SmartServ's most recent Form 10-KSB, all quarterly and periodic reports filed subsequent to such Form 10-KSB and the Company's most recent proxy materials.

In January 2003, the Company issued 219,178 shares of common stock to Robert Gorman, an accredited investor in the September 2002 financing, upon the exercise of warrants to purchase such shares. Proceeds from the exercise of these warrants were $186,301. In February 2003, the Company issued 35,295 shares of common stock to Frazier Investments, an accredited investor in the September 2002 financing, upon the exercise of warrants to purchase such shares. Proceeds from the exercise of these warrants were $30,000. In March 2003, the Company issued 129,089 shares of common stock to Frazier Investments, an accredited investor in the September 2002 financing, upon the exercise of warrants to purchase such shares. Proceeds from the exercise of these warrants were $109,726. In April 2003, the Company issued 58,824 shares of common stock to Joel Rotter, an accredited investor in the September 2002 financing, upon the exercise of warrants to purchase such shares. Proceeds from the exercise of these warrants were $50,000. No sales commissions were paid in connection with the above transactions. These shares and warrants were issued in reliance upon the exemption from registration provided by Section 4 (2) of the Securities Act.

In February 2003, the Company issued a convertible note to Global Capital Funding Group, LP ("Global"), an accredited investor, in consideration for the receipt of $1 million. The note bears interest at the rate of 10% per annum and is secured by the Company's assets, exclusive of its internally developed software products. The note matures on February 14, 2004, contains certain antidilution provisions, and may be converted into shares of SmartServ common stock at $1.10 per share. As additional consideration, the Company issued Global a warrant for the purchase of 200,000 shares of its common stock at an exercise price of $1.61 per share. The warrant contains certain antidilution provisions and expires on February 14, 2006. Alpine Capital Partners, Inc., an accredited investor, received a finder's fee of $70,000, representing 7% of the aggregate purchase price of the convertible note and warrants to purchase 91,000 shares of common stock at $1.61 per share expiring on February 14, 2006 in connection with this transaction. In April 2003, the Company borrowed an additional $250,000 from Global and amended the convertible note to include such amount. As additional consideration, the Company issued Global a warrant for the purchase of 20,000 shares of its common stock at an exercise price of $1.20 per share. The warrant contains certain antidilution provisions and expires on February 14, 2006. The note, amended note and the warrants were issued in reliance upon the exemption from registration provided by Section 4 (2) of the Securities Act.

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

In February  2003,  the Company  issued  12,100 shares of common stock to NexVue
Information Systems, a sophisticated investor, in satisfaction of a $15,953 obligation to NexVue Information Systems for services rendered to the Company. No sales commissions were paid in connection with such transaction. The shares were issued in reliance upon the exemption from registration provided by Section 4 (2) of the Securities Act.

In May 2003, the Company in consideration of $358,000 issued 3.58 units consisting of convertible notes and warrants to purchase common stock ("Units") to 8 accredited investors. Each Unit consists of a $100,000 convertible note and a warrant to purchase 200,000 shares of the Company's common stock. The convertible notes bear interest at 8% per annum, are convertible into the Company's common stock at $0.744 (the average of the closing bid prices of the Company's common stock for the 5 days prior to the closing of the transaction) per share and mature on the earlier of November 19, 2003 or the closing of a subsequent equity placement of not less than $3 million. The warrants are exercisable at $0.744 per share and expire on May 19, 2006. This transaction represents the initial sale of a maximum of 15 Units contemplated to be sold by the Company ("Bridge Offering"). Spencer Trask Ventures, Inc. ("Spencer Trask"), an accredited investor, acted as a finder for this transaction. As consideration therefor, Spencer Trask will receive a cash fee equal to 10% of the aggregate purchase of all of the Units sold and upon receipt of Nasdaq Stock Market approval for the sale of the remaining Units will receive (i) a warrant to purchase a number of Units equal to 20% of the Units sold ("Finder's Warrant") and (ii) 33,333 shares of restricted common stock per Unit sold. The Finder's Warrant will be exercisable through May 19, 2008. Such fees are payable to Spencer Trask upon the closing of an aggregate of $1.2 million under the Bridge Offering. In addition, Spencer Trask will receive a non-accountable expense allowance equal to 3% of the aggregate proceeds of all Units sold in this Bridge Offering. These shares and warrants were issued in reliance upon the exemption from registration provided by Section 4 (2) of the Securities Act.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

               4.1 Form of Warrant for the Investors in the May 2003 Placement (the "Investors")

               4.2 Form of Registration Rights Agreement, dated May 19, 2003, between SmartServ and the Investors

               10.1 Form of Securities Purchase  Agreement,  dated May 19, 2003, between SmartServ and the Investors

               10.2 Form of Convertible Debenture for the Investors


(b)    REPORTS ON FORM 8-K

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

           On May 1, 2003, the Company filed a report on Form 8-K under Items 5, 7 and 12 thereof referencing a press release, dated April 30, 2003, announcing that it had satisfied the requirements for continued listing on the Nasdaq SmallCap Market set forth in Marketplace Rule 4310(c)(14) by filing its Form 10-KSB with the Securities and Exchange Commission. The Company also announced in such press release that it had received a Nasdaq Staff Determination, dated April 28, 2003, indicating that, based on a review of its Form 10-KSB filed with the Securities and Exchange Commission the preceding week, the Company is not in compliance with the shareholders' equity/market value of listed securities/net income requirement for continued listing as set forth in Marketplace Rule 4310 (c)(2)(B). As a result, the Company's common stock is subject to delisting from the Nasdaq SmallCap Market. The Company has requested and been granted a hearing. Additionally, the Form 8-K announced the issuance, on April 25, 2003, of a press release announcing the Company's financial results for the year ended December 31, 2002.

                             SMARTSERV ONLINE, INC.


                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     SmartServ Online, Inc.
                                     (Registrant)

                                     By:


Date: June 4, 2003                   /s/  SEBASTIAN E. CASSETTA
      ------------                   -------------------------------------------
                                     Sebastian E. Cassetta
                                     Chairman of the Board,
                                     Chief Executive Officer


Date: June 4, 2003                   /s/  THOMAS W. HALLER
      ------------                   -------------------------------------------
                                     Thomas W. Haller
                                     Sr. Vice President,
                                     Chief Financial Officer, Treasurer

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

               a. all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and
               b. any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and;

6. The Registrant's other certifying officers and I have indicated in this quarterly report whether or not there were any significant changes in internal controls or in other factors that could significantly affect controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                          /s/  SEBASTIAN E. CASSETTA
                                         ------------------------------------
                                         Sebastian E. Cassetta
                                         Chief Executive Officer
                                         Dated: June 4, 2003

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

               a. all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and
               b. any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and;

6. The Registrant's other certifying officers and I have indicated in this quarterly report whether or not there were any significant changes in internal controls or in other factors that could significantly affect controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                        /s/  THOMAS W. HALLER
                                       ---------------------------------------
                                       Thomas W. Haller
                                       Senior Vice President and
                                       Chief Financial Officer
                                       Dated: June 4, 2003