Form 10QSB
period 2003-06-30
SMARTSERV ONLINE INC
filed 2003-08-27
CIK 1005698

================================================================================



                    U. S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 2003
                                                 -------------

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


                                 (203) 353-5950
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                              ---   ---

The number of shares of common stock, $.01 par value, outstanding as of August 20, 2003 was 12,297,199.

Transitional Small Business Disclosure Format (check one): Yes        No  X
                                                               ----      ----

================================================================================

                             SMARTSERV ONLINE, INC.

                                   FORM 10-QSB

                                      INDEX


PART I.       FINANCIAL INFORMATION

Item 1.       Consolidated Financial Statements

              Consolidated Balance Sheets - June 30, 2003 (unaudited) and December 31, 2002.......................2

              Consolidated Statements of Operations - three months ended June 30, 2003 and 2002 and six months ended June 30, 2003 and 2002 (unaudited).............................................4

              Consolidated Statement of Changes in Stockholders' Equity (Deficiency) - six months ended June 30, 2003 (unaudited).....................................................................6

              Consolidated Statements of Cash Flows - three months ended June 30, 2003 and 2002 and six months ended June 30, 2003 and 2002 (unaudited).............................................7

              Notes to Unaudited Consolidated Financial Statements................................................8

Item 2.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations..........................................................................21

Item 3.       Controls and Procedures............................................................................29


PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings..................................................................................30

Item 2.       Changes in Securities and Use of Proceeds..........................................................30

Item 6.       Exhibits and Reports on Form 8-K...................................................................33

              Signatures.........................................................................................34


                             SMARTSERV ONLINE, INC.

                           CONSOLIDATED BALANCE SHEETS


                                                             JUNE 30,    DECEMBER 31,
                                                               2003         2002
                                                            ----------   ----------
                                                            (UNAUDITED)
ASSETS
Current assets
   Cash                                                     $  410,973   $  154,759
   Accounts receivable                                          65,674       55,907
   Accrued interest receivable                                    --         50,658
   Prepaid compensation                                        428,125      117,500
   Prepaid expenses                                            186,837      164,258
   Deferred financing costs                                    962,902         --
                                                            ----------   ----------
Total current assets                                         2,054,511      543,082
                                                            ----------   ----------

Property and equipment, net                                       --      1,573,978

Other assets
   Capitalized software development costs, net of
      accumulated amortization of $1,097,148 at
      June 30, 2003 and $208,681 at December 31, 2002             --        888,467
   Security deposits                                           200,731      238,690
   Notes receivable from officer, net of an allowance for
     uncollectibility of $664,640                                 --           --
   Prepaid compensation                                         48,958      107,708
                                                            ----------   ----------
                                                               249,689    1,234,865
                                                            ----------   ----------

Total Assets                                                $2,304,200   $3,351,925
                                                            ==========   ==========

                             SMARTSERV ONLINE, INC.

                           CONSOLIDATED BALANCE SHEETS



                                                                           JUNE 30,      DECEMBER 31,
                                                                             2003           2002
                                                                        ------------    ------------
                                                                         (UNAUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities
   Accounts payable                                                     $  1,649,696    $  1,307,342
   Accrued liabilities                                                       556,466         476,346
   Accrued salaries                                                          545,635         295,437
   Notes payable                                                           1,329,810         500,000
                                                                        ------------    ------------
Total current liabilities                                                  4,081,607       2,579,125
                                                                        ------------    ------------

Deferred revenues                                                             77,033         193,294
Deferred lease costs                                                         245,285         242,300
Accounts payable - noncurrent                                                   --           163,907

COMMITMENTS AND CONTINGENCIES - NOTE 9

STOCKHOLDERS' EQUITY (DEFICIENCY)
Preferred stock - $0.01 par value
   Authorized - 1,000,000 shares
   Issued and outstanding - None                                                --              --
Common stock - $.01 par value
   Authorized - 40,000,000 shares
   Issued and outstanding - 12,007,912 shares at June 30, 2003 and
      11,436,240 shares at December 31, 2002                                 120,078         114,362
Additional paid-in capital                                                77,619,786      73,527,939
Notes receivable from officers, net of an allowance for
   uncollectibility of $354,471 at June 30, 2003 and $-0- at December
   31, 2002                                                                 (255,525)       (609,996)
Accumulated deficit                                                      (79,584,064)    (72,859,006)
                                                                        ------------    ------------
Total stockholders' equity (deficiency)                                   (2,099,725)        173,299
                                                                        ------------    ------------

Total Liabilities and Stockholders' Equity (Deficiency)                 $  2,304,200    $  3,351,925
                                                                        ============    ============

See accompanying notes.

                             SMARTSERV ONLINE, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                         THREE MONTHS                      SIX MONTHS
                                                         ENDED JUNE 30                    ENDED JUNE 30
                                                  ----------------------------    ----------------------------
                                                       2003            2002           2003             2002
                                                  ------------    ------------    ------------    ------------
Revenues                                          $    238,028    $     35,815    $    469,015    $     64,636
                                                  ------------    ------------    ------------    ------------

Costs and expenses:
   Costs of services                                (2,574,543)     (1,419,946)     (3,791,374)     (2,951,626)
   Sales and marketing expenses                       (103,496)     (1,042,804)       (380,030)     (2,243,649)
   General and administrative expenses              (1,360,913)     (1,176,235)     (2,360,093)     (2,240,140)
   Stock-based compensation                            (73,750)        325,136        (101,944)        153,121
                                                  ------------    ------------    ------------    ------------

   Total costs and expenses                         (4,112,702)     (3,313,849)     (6,633,441)     (7,282,294)
                                                  ------------    ------------    ------------    ------------

Loss from operations                                (3,874,674)     (3,278,034)     (6,164,426)     (7,217,658)
                                                  ------------    ------------    ------------    ------------

Other income (expense):
   Interest income                                       4,360           8,815           8,892          31,499
   Interest expense and other financing costs         (873,510)       (187,504)     (1,249,396)       (369,745)

   Gain from extinguishment of debt                       --              --           305,822            --
   Insurance recovery                                  374,000            --           374,000            --
   Foreign exchange gains (losses)                         (43)         (5,290)             50         (15,456)
                                                  ------------    ------------    ------------    ------------

                                                      (495,193)       (183,979)       (560,632)       (353,702)

                                                  ------------    ------------    ------------    ------------

Net loss                                          $ (4,369,867)   $ (3,462,013)   $ (6,725,058)   $ (7,571,360)
                                                  ============    ============    ============    ============

Basic and diluted loss per share                  $      (0.36)   $      (0.53)   $      (0.57)   $      (1.19)
                                                  ============    ============    ============    ============

Weighted average shares outstanding - basic and
   diluted                                          12,001,457       6,520,857      11,870,858       6,389,140
                                                  ============    ============    ============    ============


The following table illustrates the amount of stock-based compensation charges that would have been recorded in the categories of the statement of operations had stock-based compensation not been separately stated therein:


                                           THREE MONTHS               SIX MONTHS
                                           ENDED JUNE 30             ENDED JUNE 30
                                      ----------------------    ----------------------
                                         2003        2002          2003         2002
                                      ---------    ---------    ---------    ---------
Costs of services                     $    --      $ 168,573    $     396    $ 195,308

Sales and marketing expenses               --        (29,663)        --        (29,663)

General and administrative expenses     (73,750)     186,226     (102,340)     (12,524)
                                      ---------    ---------    ---------    ---------

                                      $ (73,750)   $ 325,136    $(101,944)   $ 153,121
                                      =========    =========    =========    =========


See accompanying notes.

                             SMARTSERV ONLINE, INC.

     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

                         SIX MONTHS ENDED JUNE 30, 2003
                                   (UNAUDITED)


                                                                 NOTES
                                       COMMON STOCK            RECEIVABLE      ADDITIONAL
                                                    PAR           FROM           PAID-IN      ACCUMULATED
                                    SHARES         VALUE         OFFICERS        CAPITAL         DEFICIT
                                 ------------   ------------   ------------    ------------    ------------
Balances at December 31, 2002      11,436,240   $    114,362   $   (609,996)   $ 73,527,939    $(72,859,006)

Issuance of common stock upon
  exercise of employee stock
  options                               5,749             57           --             9,602            --

Issuance of common stock upon
  exercise of warrants                442,386          4,424           --           371,603            --

Issuance of common stock to
   vendors to satisfy debt            123,537          1,235           --           162,672            --

Change in market value of
  employee stock options                 --             --             --            (1,323)           --

Allowance for uncollectibility
  of loans to officers                   --             --          354,471            --              --

Issuance of warrants related
  to debt financing                      --             --             --         2,472,672            --

Beneficial conversion features
  of  notes                              --             --             --         1,076,621

Net loss for the period                  --             --             --              --        (6,725,058)
                                 ------------   ------------   ------------    ------------    ------------

Balances at June 30, 2003          12,007,912   $    120,078   $   (255,525)   $ 77,619,786    $(79,584,064)
                                 ============   ============   ============    ============    ============


See accompanying notes.

                             SMARTSERV ONLINE, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                          THREE MONTHS                 SIX MONTHS
                                                         ENDED JUNE 30                ENDED JUNE 30
                                                  --------------------------    --------------------------
                                                      2003           2002           2003           2002
                                                  -----------    -----------    -----------    -----------
OPERATING ACTIVITIES
Net loss                                          $(4,369,867)   $(3,462,013)   $(6,725,058)   $(7,571,360)

Adjustments to reconcile net loss to net cash
used for operating activities:
    Gain from extinguishment of debt                     --             --         (305,822)          --
    Depreciation and amortization                   1,997,858        465,140      2,462,445        966,890
    Noncash compensation costs                         73,750       (325,137)       101,944       (153,121)
    Amortization of deferred revenues                (165,567)        (5,294)      (334,261)        (5,294)
    Amortization of deferred financing costs          745,987           --        1,093,701           --
    Provision for losses on loans to officers         399,022           --          399,022           --
    Changes in operating assets and liabilities
       Accounts receivable                             74,787        (63,334)        (9,767)      (126,057)
       Accrued interest receivable                     (3,600)          --            6,107           --
       Prepaid expenses                              (114,585)        67,722        (22,579)       217,323
       Accounts payable and accrued liabilities        74,689         61,286        706,479         77,657
       Deferred revenues                               80,000         92,051        218,000        174,051
       Security deposit                                 9,243            698         37,959        (16,295)
                                                  -----------    -----------    -----------    -----------
    Net cash used for operating activities         (1,198,283)    (3,168,881)    (2,371,830)    (6,436,206)
                                                  -----------    -----------    -----------    -----------


INVESTING ACTIVITIES
Purchase of equipment                                    --             --             --         (168,490)
Capitalization of software development costs             --          (68,437)          --         (140,235)
                                                  -----------    -----------    -----------    -----------
    Net cash used for investing activities               --          (68,437)          --         (308,725)
                                                  -----------    -----------    -----------    -----------


FINANCING ACTIVITIES
Net proceeds from the issuance of notes             1,537,500           --        2,537,500           --
Proceeds from the issuance of common stock             50,007      1,102,258        385,544      1,114,203
Repayment of notes                                       --             --         (295,000)          --
Costs of issuing common stock                            --         (260,000)          --         (260,000)
                                                  -----------    -----------    -----------    -----------
    Net cash provided by financing activities       1,587,507        842,258      2,628,044        854,203
                                                  -----------    -----------    -----------    -----------


Increase (decrease) in cash                           389,224     (2,395,060)       256,214     (5,890,728)
Cash - beginning of period                             21,749      3,036,655        154,759      6,532,323
                                                  -----------    -----------    -----------    -----------

Cash - end of period                              $   410,973    $   641,595    $   410,973    $   641,595
                                                  ===========    ===========    ===========    ===========


See accompanying notes.

                             SMARTSERV ONLINE, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2003


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

SmartServ has established customer and distribution relationships with strategic partners and wireless carriers, including Verizon Wireless, AT&T Wireless, Nextel, ALLTEL Wireless, U.S. Cellular, QUALCOMM and Motorola, as well as content providers, including BusinessWeek Online, S&P Comstock and The Wall Street Journal Online (Dow Jones).

The economic downturn in general, and its impact on the telecommunications industry in particular, have caused telecommunications service providers to reduce capital spending, personnel and debt, as well as new service introductions. This has resulted in delays in the build-out of high speed carrier data networks and availability of data-enabled wireless devices, causing the market for SmartServ's financial data and transaction services to be lackluster. In addition, many financial services firms have curtailed new product development to focus on data security and recovery. Consequently, the potential demand for the Company's products and services has been significantly delayed. Such delays have had a very detrimental effect on the Company's operations and have resulted in the Company's inability to implement its business plan and related marketing strategies. Consequently, in May 2002, the Company commenced an effort to realign its infrastructure and related overhead to correlate with reductions in projected revenue. As part of this effort, management closed the Company's UK and Hong Kong sales offices and downsized its domestic operations through staff reductions to a level sufficient to support the Company's projected operations. During 2003, the Company has continued to reduce its cost structure through the termination of additional personnel. Personnel headcount has been reduced from 66 in May 2002 to the current level of
10. These efforts have reduced the Company's average monthly operating expenses from approximately $1,090,000 in July 2002 to approximately $230,000 commencing September 2003, excluding noncash stock compensation and depreciation and amortization. The Company has also reviewed its revenue producing contracts as of June 30, 2003 and reduced its projection of near term revenues as a result of lower than anticipated demand for the Company's products and services. As a result of the factors identified above, the Company is in need of additional capital to enable it to continue as a going concern. The following table provides an analysis of the Company's capital requirements for the 12 month period ending June 30, 2004 based on projected revenues of $550,000:

                             % OF
                         REVENUE GOAL         CAPITAL
                                              REQUIRED
                         ------------- -----------------------

                             100           $    4,100,000

                               0           $    4,650,000

However, no assurance can be given that the Company will be able meet its revenue projections, maintain its cost structure as presently configured, or raise additional capital on satisfactory terms. Should the Company be unable to raise additional debt or equity financing, it will be forced to seek a merger or cease operations.

The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has, since its inception, earned limited revenues and incurred substantial recurring operating losses, including net losses of $6,725,058 for the six month period ended June 30, 2003, net losses of $8,037,173 and $14,819,860 for the years ended December 31, 2002 and 2001, respectively, and net losses of $30,993,559 and $7,124,126 for the years ended June 30, 2000 and 1999, respectively. Additionally, it had an accumulated deficit of $79,584,064 at June 30, 2003 and has debt service requirements of $2,750,000 during the 12 month period ending June 30, 2004. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

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

As an example, SmartServ has launched several products on the Verizon Wireless network. The Company's financial content products have been launched on Verizon's BREW (Binary Runtime Environment for Wireless) network under the Wall Street Journal Online brand name, while its SMS (Short Message Service) financial alert product has been launched on Verizon's V-text portal. Additionally, the Company has launched its Lottery, AreaWeather and AstroCom Horoscope lifestyle products on Verizon's BREW network. Salomon Smith Barney, in conjunction with SmartServ, has launched a wireless version of its GEO (Global Equities Online) product. GEO combines Salomon's proprietary data, such as morning call notes, with SmartServ's financial data products to form a fully integrated financial tool. While management believes that these relationships are important to the Company's success, no assurance can be given that these customers will be successful in their marketing efforts or that the Company's products and services will be well received in the marketplace.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION
---------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, the instructions of Form 10-QSB and Rule 310 of Regulation SB and, therefore, do not include all information and notes necessary for a presentation of results of operations, financial position and cash flows in conformity with accounting principles generally accepted in the United States. The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the period ended December 31, 2002. In the opinion of the Company, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been made. Results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of those expected for the year ending December 31, 2003.

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

CAPITALIZED SOFTWARE DEVELOPMENT COSTS
--------------------------------------
In connection with certain contracts entered into between SmartServ and its customers, as well as other development projects, the Company has capitalized costs related to certain product enhancements and application development in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" ("SFAS No. 86"). Specifically, all software development costs are charged to expense as incurred until technological feasibility has been established for the product. Thereafter, additional costs incurred for development are capitalized. The Company ceased capitalizing such costs in connection with its current product offering during the quarter ended September 2002 when the products became available for general release to customers. Amortization of capitalized software development costs commences with the products' general release to customers and is provided on a product-by-product basis over the economic life, not to exceed three years, using the greater of the straight-line or a flow of revenue method.

On an ongoing basis, the Company reviews the future recoverability of its capitalized software development costs for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. When such events or changes in circumstances do occur, an impairment loss is recognized if the undiscounted future cash flows expected to be generated by the asset are less than its carrying value. As a result of less than anticipated demand for the Company's products and services, as well as its inability to leverage certain relationships during the quarter ended June 30, 2003, the Company has recorded in accordance with SFAS No. 86, an impairment loss of $704,705 in such quarter to reduce the recorded value of the assets to their estimated net realizable value.

FAIR VALUE OF FINANCIAL INSTRUMENTS
-----------------------------------
The carrying amounts of our financial instruments approximate fair value due to their terms and maturities.

SUPPLEMENTAL CASH FLOW DATA
---------------------------
The Company considers all highly liquid investments with a maturity date of three months or less when purchased to be cash equivalents.

During the six months ended June 30, 2003,  the Company issued 123,537 shares of
common  stock  to  5  vendors  in  settlement  of  the  Company's   obligations,
aggregating $164,000, to such vendors. These transactions are considered non-cash transactions for the purposes of the Statement of Cash Flows.

Interest, debt origination and other financing costs paid during the three month periods ended June 30, 2003 and 2002 were $100 and $185,000, respectively, and for the six month periods ended June 30, 2003 and 2002 were $70,100 and $372,000, respectively.

CONCENTRATION OF CREDIT RISK
----------------------------
Financial instruments that potentially subject SmartServ to concentrations of credit risk consist solely of accounts receivable. At June 30, 2003 and December 31, 2002, accounts receivable consisted principally of amounts due from a financial services company. The Company performs periodic credit evaluations of its customers and, if applicable, provides for credit losses in the financial statements.

PROPERTY AND EQUIPMENT
----------------------
Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method over estimated useful lives of three to ten years.

On an ongoing  basis,  the  Company  reviews  the future  recoverability  of its property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. When such events or changes in circumstances do occur, an impairment loss is recognized if the undiscounted future cash flows expected to be generated by the asset are less than its carrying value. As a result of less than anticipated demand for the Company's products and services, as well as its inability to leverage certain relationships during the quarter ended June 30, 2003, the Company has recorded an impairment loss of $843,768 in such quarter to reduce the recorded value of its assets to their estimated net realizable value.

ADVERTISING COSTS
-----------------
Advertising  costs are  expensed as incurred and were  approximately  $6,000 and
$236,900   during  the  six  month   periods  ended  June  30,  2003  and  2002,
respectively.

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

Non-Employee Compensation
-------------------------
The Company has issued warrants to purchase common stock to non-employee consultants as compensation for services rendered or to be rendered to the Company. The warrants are recorded in accordance with the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), and are valued in accordance with the Black-Scholes pricing methodology.

The Company adopted the disclosure provisions of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", which amends SFAS No.
123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation, which was originally provided under SFAS No. 123. SFAS No. 148 also improves the timeliness of disclosures by requiring the information to be included in interim, as well as, annual financial statements.

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

SmartServ's pro forma information is as follows:


                                              THREE MONTHS                  SIX MONTHS
                                              ENDED JUNE 30                ENDED JUNE 30
                                       -----------    -----------    -----------    -------------
                                          2003            2002           2003            2002
                                       -----------    -----------    -----------    -------------

Net loss as reported                   $(4,369,867)   $(3,462,013)   $(6,725,058) $    (7,571,360)

Employee stock-based compensation
  credits included in net loss
                                              --          603,896          1,323          723,121

Employee stock-based compensation
  charges pursuant to SFAS 123
                                          (670,659)      (914,949)    (1,588,153)      (2,006,212)
                                       -----------    -----------    -----------    -------------

Pro forma net loss                     $(5,040,526)   $(3,773,066)   $(8,311,888) $    (8,854,451)
                                       ===========    ===========    ===========    =============

Basic and diluted loss per share       $     (0.36)   $     (0.53)   $     (0.57)   $       (1.19)
                                       ===========    ===========    ===========    =============

Pro forma basic and diluted loss per
  share                                $     (0.42)   $     (0.58)   $     (0.70)   $       (1.39)
                                       ===========    ===========    ===========    =============


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

RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------
In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". The Company adopted SFAS No. 145 in 2002. Accordingly, the Company's gain on extinguishment of debt has been recorded in "Other income" in the consolidated financial statements.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with an Exit or Disposal Activity". SFAS No. 146 revised the accounting for exit and disposal activities under Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)", by potentially spreading out the reporting of expenses related to restructuring activities. SFAS No. 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002. The Company adopted SFAS No. 146 on January
1, 2003, as required, and does not believe that the adoption of this new standard will have a material effect on its consolidated results of operations, financial position or cash flows.

In 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of
Indebtedness of Others" ("Interpretation No. 45"). Interpretation No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. Interpretation No. 45 does not prescribe a specific approach for subsequently measuring the guarantor's recognized liability over the term of the related guarantee. Interpretation No. 45 also incorporates, without change, the guidance in FASB Interpretation No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others", which is being superseded. Interpretation No. 45 has no effect on the Company.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin
(ARB) No. 51,  Consolidated  Financial  Statements"  ("Interpretation  No. 46").
Interpretation No. 46 significantly alters the consolidation requirements governing an entity's inclusion in the consolidated financial statements of its sponsors, transferors, or investors. Interpretation No. 46 introduces a new consolidation model--the variable interests model--which determines control (and consolidation) based on potential variability in gains and losses of the entity being evaluated for consolidation. Interpretation No. 46 provides guidance for determining whether an entity lacks sufficient equity or its equity holders lack adequate decision-making ability. These variable interest entities are covered by the Interpretation No. 46 and are to be evaluated for consolidation based on their variable interests. Interpretation No. 46 has no effect on the Company.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS No. 150 represents a significant change in practice in the accounting for a number of financial instruments, including mandatorily redeemable equity instruments and certain equity derivatives that frequently are used in connection with share repurchase programs. At this time SFAS No. 150 has no effect on the Company.

3.   PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                   JUNE 30,     DECEMBER 31,
                                    2003           2002
                                 -----------    -----------
Data processing equipment        $ 4,840,737    $ 4,842,941
Office furniture and equipment       151,263        151,263
Display equipment                     71,335         71,335
Leasehold improvements                69,852         69,852
                                 -----------    -----------

                                   5,133,187      5,135,391
Accumulated depreciation          (5,133,187)    (3,561,413)
                                 -----------    -----------
                                 $      --      $ 1,573,978
                                 ===========    ===========

On an ongoing  basis,  the  Company  reviews  the future  recoverability  of its property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. When such events or changes in circumstances do occur, an impairment loss is recognized if the undiscounted future cash flows expected to be generated by the asset are less than its carrying value. As a result of less than anticipated demand for the Company's products and services, as well as its inability to leverage certain relationships during the quarter ended June 30, 2003, the Company has recorded an impairment loss of $843,768 in such quarter to reduce the recorded value of its assets to their estimated net realizable value.


4.   NOTES RECEIVABLE FROM OFFICERS

In December 2000, the Company's Board of Directors authorized the issuance of a line of credit to Sebastian Cassetta, SmartServ's Chief Executive Officer, for an amount not to exceed $500,000. Such amount bears interest at the prime rate and matures on March 20, 2004. Pursuant to the terms of the note, interest for the period January 2, 2001 to June 30, 2002 has been accrued and is payable at maturity. Commencing July 1, 2002 until maturity, interest shall be payable semi-annually in arrears on January 1st and July 1st. The financial statements at June 30, 2003 contain a valuation allowance for a potential loss of $552,467, relating to the collectibility of Mr. Cassetta's note and the interest accrued thereon through June 30, 2002.

In January 2000, the Company issued Mr. Cassetta 618,239 shares of restricted common stock in exchange for Mr. Cassetta's note in the amount of $457,500. Such note is secured by the common stock issued to Mr. Cassetta. During the year ended December 31, 2002, the Company recorded a charge of $112,173 relating to the potential uncollectibilty of interest earned by the Company pursuant to the note between the Company and Mr. Cassetta. During the quarter ended June 30, 2003, the Company recorded a charge to earnings in the amount of $270,000, representing the potential uncollectibility of the note as a result of the diminution of the value of the Company's collateral.

In January 2000, the Company issued Mr. Mario Rossi, SmartServ's Executive Vice President and Chief Technology Officer, 206,080 shares of restricted common stock in exchange for Mr. Rossi's note in the amount of $152,500. Such note is secured by the common stock issued to Mr. Rossi. During the quarter ended June 30, 2003, the Company recorded a charge to earnings in the amount of $129,000, representing the potential uncollectibility of the note and interest accrued thereon as a result of the diminution of the value of the Company's collateral.

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

In February 2003, the Company issued a convertible note to Global Capital Funding Group, LP ("Global") in consideration for the receipt of $1 million. The note bears interest at the rate of 10% per annum, and is secured by the Company's assets, exclusive of its internally developed software products. The note matures on February 14, 2004, contains certain antidilution provisions, and may be converted into shares of SmartServ common stock at $1.10 per share. As additional consideration, the Company issued Global a warrant for the purchase of 200,000 shares of its common stock at an exercise price of $1.61 per share. The note and the warrant have been recorded in accordance with Accounting Principles Board Opinion No. 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants" ("APB No. 14"). The warrants have been valued in accordance with the Black-Scholes pricing methodology and are netted against the outstanding obligation in the financial statements. Such amount is being amortized into operations as interest expense and other financing costs over the life of the obligation. Alpine Capital Partners, Inc. ("Alpine") received a finder's fee of $70,000, representing 7% of the aggregate purchase price of the convertible note and a warrant to purchase 91,000 shares of common stock exercisable at $1.61 per share, expiring on February 14, 2005, in connection with this transaction. These warrants have been valued in accordance with SFAS No. 123 and the Black-Scholes pricing methodology and recorded in the financial statements as deferred financing costs. This amount is being amortized into operations on a straight-line basis as interest expense and other financing costs over the life of the obligation. Also in connection with the 10% convertible notes, the Company has recorded a non-cash charge for other financing costs of $406,400, representing a portion of the intrinsic value of the beneficial conversion feature of the notes. Emerging Issues Task Force ("EITF") Issue No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" ("Issue No. 98-5") as more fully described in EITF Issue No. 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments", defines the beneficial conversion feature as the non-detachable conversion feature that is "in-the-money" at the date of issuance. Issue No. 98-5 requires the recognition of the intrinsic value of the conversion feature as the difference between the conversion price and the fair value of the common stock into which the notes are convertible. In April 2003, the Company borrowed an additional $250,000 from Global and amended the convertible note to include such amount. As additional consideration, the Company issued Global a warrant for the purchase of 20,000 shares of its common stock at an exercise price of $1.20 per share. The warrants issued to Global and Alpine contain certain antidilution provisions and expire on February 14, 2006. The Company is in default of its quarterly interest payment obligations, in an aggregate amount of approximately $43,000, to Global under the amended note. The Company is currently negotiating with Global to settle the default. There can be no assurance, however, that the Company will be able to negotiate a settlement with Global and cure the default. The failure to cure the default would require the Company to repay the total principal amount of the amended note and all accrued interest, approximately $1,293,000 in the aggregate. Such requirement would have a material adverse effect on the Company's cash flow, balance sheet and operations.

In May 2003, the Company in consideration of $358,000 issued 3.58 units consisting of convertible notes and warrants to purchase common stock ("May Units") to 8 accredited investors. Each May Unit consists of a $100,000 convertible note and a warrant to purchase 200,000 shares of the Company's common stock. The convertible notes bear interest at 8% per annum, are convertible into the Company's common stock at $0.744 (the average of the closing bid prices of the Company's common stock for the 5 days prior to the closing of the transaction) per share and mature on the earlier of November 19, 2003 or the closing of an equity placement of not less than $3 million. The warrants are exercisable at $0.744 per share and expire on May 19, 2006. In June 2003, the Company in consideration of $1,142,000 issued 11.42 units ("June Units") [each May or June Unit referred to individually as a "Unit"] to 20 accredited investors. Each June Unit also consists of a $100,000 convertible note and a warrant to purchase 200,000 shares of the Company's common stock. The convertible notes bear interest at 8% per annum, are convertible into the Company's common stock at $0.794 (the average of the closing bid prices of the Company's common stock for the 5 days prior to the closing of the transaction) per share and mature on the earlier of December 13, 2003 or the closing of an equity placement of not less than $3 million. The warrants are exercisable at $0.794 per share and expire on June 13, 2006. The Units have been recorded in accordance with APB No. 14. The warrants have been valued in accordance with the Black-Scholes pricing methodology and are netted against the outstanding obligation in the financial statements. Such amount is being amortized into operations as interest expense and other financing costs over the life of the obligation. Also in connection with the 8% convertible notes, the Company has recorded a non-cash charge for other financing costs of $81,400, representing a portion of the intrinsic value of the beneficial conversion feature of the notes. EITF Issue No. 98-5, as more fully described in EITF Issue No. 00-27, defines the beneficial conversion feature as the non-detachable conversion feature that is "in-the-money" at the date of issuance. Issue No. 98-5 requires the recognition of the intrinsic value of the conversion feature as the difference between the conversion price and the fair value of the common stock into which the notes are convertible. At June 30, 2003, the face amount of the debt obligation is $2,750,000 and the unamortized discount amounted to $1,420,190.

Spencer Trask Ventures, Inc. ("Spencer Trask"), Steven B. Rosner and Richard Berland acted as finders for this transaction. As consideration therefor, the finders received their proportionate share of a cash fee equal to 10% of the aggregate purchase price of the Units sold and (i) Unit Purchase Warrants to purchase an aggregate of three Units ("Unit Purchase Warrant") and (ii) 33,333 shares of unregistered common stock per Unit sold. Each Unit Purchase Warrant entitles the holder to purchase one Unit, for the price of $100,000 per Unit through June 13, 2008. In addition, Spencer Trask received a non-accountable expense allowance equal to 3% of the aggregate proceeds of all Units sold in the Bridge Offerings. The warrants have been valued in accordance SFAS No. 123 and the Black-Scholes pricing methodology and recorded in the financial statements as deferred financing costs. Such costs are being amortized into operations on a straight-line basis as interest expense and other financing costs over the life of the obligation.


6.   EQUITY TRANSACTIONS

During the six months ended June 30, 2003, the Company issued 442,386 shares of common stock to investors upon the exercise of warrants to purchase such shares. Proceeds from the exercise of these warrants were $376,000.

In February 2003, the Company issued an aggregate of 123,537 shares of common stock to 5 vendors in satisfaction of obligations for services rendered to the Company aggregating $164,000.

In May 2003, the Company entered into a Corporate Finance Consulting Agreement ("Consulting Agreement") with Spencer Trask Ventures, Inc. ("Spencer Trask") whereby Spencer Trask agreed to render services to the Company as its corporate finance consultant, financial advisor and investment banker. As compensation for such services, the Company has agreed to issue Spencer Trask 500,000 shares of its common stock. The value of such compensation has been recorded in the financial statements as prepaid compensation and is being amortized over the one year term of the Consulting Agreement.

The Company's failure to timely file its Form 10-KSB for the year ended December 31, 2002 has affected the following registration rights held by some of its stockholders and warrant holders. The Company has recorded various penalties for its failure to keep the registration effective in the statement of operations and is working expeditiously to cure these deficiencies:


Obligations to Maintain Effective Registration Statements:
----------------------------------------------------------
Vertical Ventures Investments, LLC holds a warrant to purchase up to 151,245 shares of common stock that have registration rights. The Registration Statement covering the shares underlying this warrant is no longer effective. The Company is required to pay a fee of $8,250 for the first month of the deficiency and a fee of $16,500 for each month thereafter until the shares underlying the warrant are registered.

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

Obligation to File a Registration Statement:
--------------------------------------------
Global Capital Funding Group, L.P. holds warrants to purchase up to 220,000 shares of common stock, and a convertible note convertible into 1,136,364 shares of common stock. The Company was required to file a Registration Statement covering all such shares on April 14, 2003. The Company has not yet filed the Registration Statement, and is subject to a penalty fee equal to $20,000 for each month that this deficiency remains uncured.


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

Stock-based compensation for the three months ended June 30, 2003 and 2002 consisted of the impact of changes in the market value of the Company's common stock on the value of options to purchase common stock issued to employees and the amortization of deferred costs associated with the prior issuance of warrants to purchase common stock to various consultants.

8.   EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted loss per share:

                                                    THREE MONTHS                    SIX MONTHS
                                                    ENDED JUNE 30                  ENDED JUNE 30
                                          -------------------------------   -----------------------------
                                                2003             2002            2003             2002
                                          ---------------   -------------   ---------------   -----------
Numerator:
   Net loss                               $    (4,369,867)  $  (3,462,013)  $    (6,725,058)  $(7,571,360)
                                          ===============   =============   ===============   ===========

Denominator:
   Weighted average shares - basic and
   diluted                                     12,001,457       6,520,857        11,870,858     6,389,140
                                          ===============   =============   ===============   ===========

Basic and diluted loss per common share
                                          $         (0.36)  $       (0.53)  $         (0.57)  $     (1.19)
                                          ===============   =============   ===============   ===========


Outstanding employee stock options and other warrants to purchase an aggregate of 13,169,600 and 6,097,000 shares of common stock at June 30, 2003 and 2002, respectively, were not included in the computations of diluted earnings per share because the Company reported losses for the periods and, therefore their inclusion would be antidilutive.


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

In August 2003, SmartServ entered into a Stipulation of Arbitration with Brauning Inc., Mike Silva and Todd Peterson, former consultants to SmartServ (collectively, the "Claimants") pursuant to which SmartServ and the Claimants agreed to resolve, in a binding arbitration proceeding, the Claimants' demand for damages resulting from the alleged failure by SmartServ to timely register the shares of common stock underlying certain consulting warrants issued by SmartServ to the Claimants. SmartServ believes that the shares underlying the warrants were timely registered and that since the Claimants were not party to any registration rights affecting such warrants, their demand is without merit. Although we will vigorously defend this action, there can be no assurance that we will be successful. The unfavorable outcome of such action could have a material adverse effect on our consolidated results of operations, financial condition and cash flows.

In August 2003, the Company was informed that Oracle Corporation ("Oracle") has filed an action against it in Federal District Court in California seeking to terminate its February 28, 2002 Oracle License and Services Agreement (the "License") due to the Company's failure to pay certain license fees in connection with its purchase of Oracle products. The Company has not yet received service of process in any such action. The Company has been in the process of raising the funds necessary to cure the default and maintain the License. There can be no assurance, however, that the Company will be able to raise such funds or maintain the License. The Company's failure to maintain the License would require that the Company temporarily suspend operations, thereby creating a material adverse effect on its cash flows and operations.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------    RESULTS OF OPERATIONS


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

SmartServ has established customer and distribution relationships with strategic partners and wireless carriers, including Verizon Wireless, AT&T Wireless, Nextel, ALLTEL Wireless, U.S. Cellular, QUALCOMM and Motorola, as well as content providers, including BusinessWeek Online, Forbes.com, S&P Comstock and The Wall Street Journal Online (Dow Jones).

Due to the substantial expenses and negative cash flows from operations that we have incurred, our auditors, in their report contained in our December 31, 2002 financial statements, have indicated that there is substantial doubt about our ability to continue as a going concern. The Company has earned limited revenues and has incurred net losses of $6,725,058 for the six month period ended June 30, 2003, net losses of $8,037,173 and $14,819,860 for the years ended December 31, 2002 and 2001, respectively, and net losses of $30,993,559 and $7,124,126 for the years ended June 30, 2000 and 1999, respectively. Additionally, the Company had an accumulated deficit of $79,584,064 at June 30, 2003 and has debt service requirements of $2,750,000 during the 12 month period ending June 30, 2004. Although the Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business, unless we are able to increase revenue and raise additional capital from investors, we will not be able to support our operations.

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

As an example, the Company has launched several products on the Verizon Wireless network. Our financial content products have been launched on Verizon's BREW (Binary Runtime Environment for Wireless) network under the Wall Street Journal Online brand name, while our SMS (Short Message Service) financial alert product has been launched on Verizon's V-text portal. Additionally, the Company has launched its Lottery, AreaWeather and AstroCom Horoscope lifestyle products on Verizon's BREW network. Salomon Smith Barney, in conjunction with SmartServ, has launched a wireless version of its

GEO (Global Equities Online) product. GEO combines Salomon's proprietary data, such as morning call notes, with SmartServ's financial data products to form a fully integrated financial tool. While management believes that these relationships are important to the Company's success, no assurance can be given that these customers will be successful in their marketing efforts or that the Company's products and services will be well received in the marketplace.

As of August 18, 2003, SmartServ employed 10 people, all of whom were employed in the United States. SmartServ does not anticipate that staffing requirements associated with the implementation of its plan of operation will require the addition of any people during the year ending December 31, 2003.


RESULTS OF OPERATIONS

QUARTER ENDED JUNE 30, 2003 VERSUS QUARTER ENDED JUNE 30, 2002

During the quarter ended June 30, 2003, we recorded revenues of $238,028. Of such 2003 revenues, $46,000 were earned through our licensing agreements with wireless telecommunications carriers, $79,800 were earned through our licensing agreement with Salomon Smith Barney and $108,000 were earned under a one-time purchase order from Wireless Retail, Inc. During the quarter ended June 30, 2002, we recorded revenues of $35,815. Of such revenues, $31,700 were earned through our licensing agreement with Salomon Smith Barney. During the quarters ended June 30, 2003 and 2002, we recognized $53,400 and $5,300, respectively, from the amortization of deferred revenues associated with this agreement.

During the quarter ended June 30, 2003, we incurred costs of services of $2,574,543, an increase of 81% over the quarter ended June 30, 2002. Such costs increased primarily due to a charge ($129,000) in connection with the potential uncollectibility of a loan to an officer and an impairment loss ($1,440,600) recorded to adjust the value of the Company's property and equipment and capitalized software costs to net realizable value, offset by personnel reductions and the reduction of computer hardware leases, depreciation and maintenance costs. Other components of the costs of service category consist primarily of information and communication costs ($119,900), personnel costs ($445,800), computer hardware leases, depreciation and maintenance costs
($270,200), facilities ($62,800) and amortization expenses relating to capitalized software development costs ($91,900). During the quarter ended June 30, 2002, we incurred costs of services of $1,419,946. Components of these costs consisted primarily of information and communication costs ($119,800), personnel costs ($752,000), computer hardware leases, depreciation and maintenance costs ($449,500), facilities ($82,400) and amortization expenses relating to capitalized software development costs ($29,900), partially offset by systems consultants' credit ($35,600). During the quarters ended June 30, 2003 and 2002, we capitalized $-0- and $68,400, respectively, of development costs in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" ("Statement No. 86").

During the quarter ended June 30, 2003, we incurred sales and marketing expenses of $103,496, a decrease of 90% over the quarter ended June 30, 2002. Such costs decreased primarily due to travel and personnel reductions associated with the closing of the Company's Hong Kong and London sales offices, U.S. personnel reductions, reductions in advertising and trade shows and reductions in professional fees. Components of the sales and marketing category consist primarily of personnel costs ($96,400). During the quarter ended June 30, 2002, we incurred sales and marketing expenses of $1,042,804. Components of these costs consisted primarily of professional fees ($117,800), personnel ($583,000), travel and lodging ($60,900), facilities ($41,000) and advertising and trade shows ($196,200).

During the quarter ended June 30, 2003, we incurred general and administrative expenses of $1,360,913, an increase of 16% over the quarter ended June 30, 2002. Such costs increased primarily due to a charge

($270,000) in connection with the potential uncollectibility of a loan to an officer and an impairment loss ($108,000) recorded to adjust the value of the Company's property and equipment to net realizable value, offset by personnel reductions and a reduction of insurance costs. Other components of the general and administrative category consist primarily of personnel costs ($353,000), professional fees ($302,200), facilities ($122,800), insurance ($33,000) and computer hardware leases, depreciation and maintenance costs ($35,900). During the quarter ended June 30, 2002, we incurred general and administrative expenses of $1,176,235. Components of these costs consisted primarily of personnel costs ($407,000), facilities ($140,900), insurance ($180,900), computer hardware leases, depreciation and maintenance costs ($54,700) and professional fees ($294,200).

During the quarter ended June 30, 2003, the net noncash charge for stock-based compensation amounted to $73,750 compared to a net noncash credit of $325,136 during the quarter ended June 30, 2002. Of such amounts, noncash charges for consulting services for the quarters ended June 30, 2003 and 2002 were $73,750 and $278,760, respectively, resulting primarily from the amortization of deferred costs associated with the prior issuance of warrants to purchase common stock to various financial, marketing and technical consultants. Stock-based compensation is valued in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") and SFAS No. 123, "Accounting for Stock-Based Compensation" ("Statement No. 123"). Certain employee stock options are subject to the variable plan requirements of APB No. 25, as they were repriced, and therefore, compensation expense is recognized for changes in the fair value of our common stock. The value of substantially all of such common stock purchase warrants has been recorded in accordance with the Black-Scholes pricing methodology.

Interest income for the quarters ended June 30, 2003 and 2002 amounted to $4,360 and $8,815, respectively. Such amounts were earned primarily from our investments in money fund accounts and a note receivable from an officer. During the quarters ended June 30, 2003 and 2002, interest and other financing costs were $873,510 and $187,504, respectively. During the quarters ended June 30, 2003 and 2002, interest and other financing costs were incurred in connection with the convertible notes issued in February, May and June 2003 and the $20 million line of credit facility with HP.

During the quarter ended June 30, 2003, the Company recorded an insurance recovery of $374,000 for legal costs incurred in connection with a favorable trial decision in the matter of Michael Fishman v. SmartServ Online, Inc., et al.

Basic and diluted loss per share was $0.36 for the quarter ended June 30, 2003 compared to $0.53 per share for the quarter ended June 30, 2002. The weighted average shares outstanding increased to 12,001,457 at June 30, 2003 from 6,520,857 at June 30, 2002.


SIX MONTHS ENDED JUNE 30, 2003 VERSUS SIX MONTHS ENDED JUNE 30, 2002

During the six months ended June 30, 2003 and 2002, we recorded revenues of $469,015 and $64,636, respectively. Of such 2003 revenues, $65,300 were earned through our licensing agreements with wireless telecommunications carriers, $288,500 were earned through our licensing agreement with Salomon Smith Barney and $108,000 were earned under a one-time purchase order from Wireless Retail, Inc. During the six months ended June 30, 2002, we recorded revenues of $64,636. Of such revenues, $58,100 were earned through our licensing agreement with Salomon Smith Barney. During the six months ended June 30, 2003 and 2002, we recognized $222,100 and $5,300, respectively, from the amortization of deferred revenues associated with this agreement.

During the six months ended June 30, 2003, we incurred costs of services of $3,791,374 an increase of 28% over the six months ended June 30, 2002. Such costs increased primarily due to a charge ($129,000) in connection with the potential uncollectibility of a loan to an officer and an impairment loss ($1,440,600) recorded to adjust the value of the Company's property and equipment and capitalized software costs to net realizable value, offset by personnel reductions and the reduction of computer hardware leases, depreciation and maintenance costs. Other components of the costs of service category consist primarily of information and communication costs ($268,900), personnel costs ($1,022,300), computer hardware leases, depreciation and maintenance costs
($593,300), facilities ($124,800) and amortization expenses relating to capitalized software development costs ($183,800). During the six months ended June 30, 2002, we incurred costs of services of $2,951,626. Components of these costs consisted primarily of information and communication costs ($231,500), personnel costs ($1,458,700), computer hardware leases, depreciation and maintenance costs ($959,600), facilities ($164,700) and amortization expenses relating to capitalized software development costs ($92,200). During the six months ended June 30, 2003 and 2002, we capitalized $-0- and $140,200, respectively, of development costs in accordance with Statement No. 86.

During the six months ended June 30, 2003, we incurred sales and marketing expenses of $380,030, a decrease of 83% over the six months ended June 30, 2002. Such costs decreased primarily due to travel and personnel reductions associated with the closing of the Company's Hong Kong and London sales offices, U.S. personnel reductions, reductions in advertising and trade shows and reductions in professional fees. Components of the costs of the sales and marketing category consist primarily for personnel costs ($301,600), advertising and trade shows ($9,200), consulting fees ($17,800) and travel and lodging ($33,300). During the six months ended June 30, 2002, we incurred sales and marketing expenses of $2,243,649. Components of these costs consisted primarily of personnel costs ($1,179,100), advertising and trade shows ($563,000), facilities ($80,900), consulting fees ($157,900) and travel and lodging ($182,500).

During the six months ended June 30, 2003, we incurred general and administrative expenses of $2,360,093, an increase of 5% over the six months ended June 30, 2002. Such costs increased primarily due to a charge ($270,000) in connection with the potential uncollectibility of a loan to an officer and an impairment loss ($108,000) recorded to adjust the value of the Company's property and equipment to net realizable value, offset by personnel reductions and a reduction of insurance costs. Other components of the costs of the general and administrative category consist primarily for personnel costs ($672,200), professional fees ($613,300), facilities ($244,200), insurance ($129,000), computer hardware leases, depreciation and maintenance costs ($76,200), and communications costs ($25,900). During the six months ended June 30, 2002, we incurred general and administrative expenses of $2,240,140. Components of these costs consisted primarily of personnel costs ($734,700), professional fees
($602,700), facilities ($271,600), insurance ($326,200), computer hardware leases, depreciation and maintenance costs ($108,900), and communications costs ($40,900).

During the six months ended June 30, 2003, net noncash charge for stock-based compensation amounted to $101,944 compared to net noncash credits of $153,121 during the six months ended June 30, 2002. Of such amounts, noncash charges for professional fees for the six months ended June 30, 2003 and 2002, were approximately $103,000 and $570,000, respectively, resulting primarily from the amortization of deferred costs associated with the issuance of warrants to purchase common stock to various financial, marketing and technical consultants. Stock-based compensation is valued in accordance with APB No. 25 and Statement No. 123. Certain employee stock options are subject to the variable plan requirements of APB No. 25, as they were repriced, and therefore, compensation expense is recognized for changes in the fair value of our common stock. The value of such common stock purchase warrants has been recorded in accordance with the Black-Scholes pricing methodology.

Interest income for the six months ended June 30, 2003 and 2002 amounted to $8,892 and $31,499, respectively. Such amounts were earned primarily from our investments in highly liquid commercial paper and money fund accounts. During the six months ended June 30, 2003 and 2002, interest and other financing costs were $1,249,396 and $369,745, respectively. Interest and other financing costs were incurred in connection with the convertible notes issued in February, May and June 2003 and the $20 million line of credit facility with HP.

During the six months ended June 30, 2003, the Company recorded a gain of $305,822 resulting from the partial repayment, in full settlement, of the amended promissory note issued to Hewlett-Packard Company. Also during the six months ended June 30, 2003, the Company recorded an insurance recovery of $374,000 for legal costs incurred in connection with a favorable trial decision in the matter of Michael Fishman v. SmartServ Online, Inc., et al.

Basic and diluted loss per share was $0.57 for the six months ended June 30, 2003 compared to $1.19 per share for the six months ended June 30, 2002. The weighted average shares outstanding increased to 11,870,858 at June 30, 2003 from 6,389,140 at June 30, 2002.


CAPITAL RESOURCES AND LIQUIDITY

At June 30, 2003 and December 31, 2002, the Company had cash of $411,000 and $154,800, respectively. Net cash used in operations was $2,371,830 for the six months ended June 30, 2003 compared to $6,436,206 during the six months ended June 30, 2002. The primary reasons for this reduction were the Company's initiative to close the Hong Kong and United Kingdom sales offices, reduce its U.S. personnel and trim its operations. Other uses of cash during the six months ended June 30, 2003 were primarily for the partial repayment of our obligation to HP in the amount of $225,000 and the repayment of a $70,000 note issued in January 2003.

During the six months ended June 30, 2003, the Company issued convertible notes in the amount of $2,750,000 and a note in the amount of $70,000 to provide liquidity. Additionally, warrant holders provided funds aggregating approximately $376,000 through the exercise of warrants. During the six months ended June 30, 2002, warrant holders provided the Company with funds aggregating $15,000 upon the exercise of warrants.

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

During the period January 1, 2000 through December 31, 2002, the Company issued 2,065,000 shares of common stock to investors upon the exercise of warrants to purchase such shares. Proceeds from the exercise of these warrants were $6,014,600. Substantially all of these warrants were exercised during the 12 months ended December 31, 2000 when the market value of the Company's common stock was significantly greater than it is currently.

During the quarter ended December 2002, the Company recorded a valuation allowance of $664,640 in connection with the potential uncollectibility of loans made to Mr. Sebastian Cassetta, the Company's Chairman and Chief Executive Officer. Additionally, during the quarter ended June 30, 2003, the Company recorded a valuation allowance of $270,000 in connection with the potential uncollectibility of a loan made to Mr. Sebastian Cassetta for the purchase of SmartServ restricted stock. While these loans do not mature until December 2003 and January 2004, Mr. Cassetta's ability to repay these loans and interest thereon is highly contingent on the market value of his investment in the Company.

During the quarter ended June 30, 2003, the Company recorded a valuation allowance of $129,000 in connection with the potential uncollectibility of a loan made to Mr. Mario Rossi, the Company's Executive Vice President and Chief Technology Officer, for the purchase of SmartServ restricted stock. While this loan does not mature until December 2003, Mr. Rossi's ability to repay this loan and interest thereon is highly contingent on the market value of his investment in the Company.

At December 31, 2002, the Company had outstanding 1,725,000 public warrants (SSOLW) and 300,000 warrants with terms identical to the public warrants. These warrants were convertible into our common stock at the ratio of 2.5 warrants per share of common stock at an exercise price of $10.50 per share. These warrants were redeemable by SmartServ on not less than 30 days written notice at the redemption price of $0.10 per warrant, provided the average closing bid quotation of the common stock as reported on the Nasdaq Stock Market had been at least 187.5% of the current exercise price of the warrants for a period of 20 consecutive trading days ending on the third day prior to the date on which we give notice of redemption. These warrants expired on March 20, 2003.

In January 2003, the Company borrowed $70,000 from Steven B. Rosner which was used for working capital. The debt was evidenced by an unsecured note bearing an interest rate of 12% per annum and was repaid in February 2003.

In February 2003, the Company issued a convertible note to Global Capital Funding Group, LP ("Global") in consideration for the receipt of $1 million. The note bears interest at the rate of 10% per annum, and is secured by the Company's assets, exclusive of its internally developed software products. The note matures on February 14, 2004, contains certain antidilution provisions, and may be converted into shares of SmartServ common stock at $1.10 per share. As additional consideration, the Company issued Global a warrant for the purchase of 200,000 shares of its common stock at an exercise price of $1.61 per share. In April 2003, the Company borrowed an additional $250,000 from Global and amended the convertible note to include such amount. As additional consideration, the Company issued Global a warrant for the purchase of 20,000 shares of its common stock at an exercise price of $1.20 per share. The warrant issued to Global contains certain antidilution provisions and expires on February 14, 2006. Proceeds from the notes were used for working capital purposes. The Company is in default of its quarterly interest payment obligations, in an aggregate amount of approximately $43,000, to Global under the amended note. The Company is currently negotiating with Global to settle the default. There can be no assurance, however, that the Company will be able to negotiate a settlement with Global and cure the default. The failure to cure the default would require the Company to repay the total principal amount of the amended note and all accrued interest, approximately $1,293,000 in the aggregate. Such requirement would have a material adverse effect on the Company's cash flow, balance sheet and operations.

In February 2003, the Company issued 123,537 shares of common stock to 5 vendors in settlement of the Company's obligations, aggregating $164,000, to such vendors.

In May 2003, the Company in consideration of $358,000 issued 3.58 units consisting of convertible notes and warrants to purchase common stock ("May Units") to 8 accredited investors. Each May Unit consists of a $100,000 convertible note and a warrant to purchase 200,000 shares of the Company's common stock. The convertible notes bear interest at 8% per annum, are convertible into the Company's common stock at $0.744 (the average of the closing bid prices of the Company's common stock for the 5 days prior to the closing of the transaction) per share and mature on the earlier of November 19, 2003 or the closing of an equity placement of not less than $3 million. The warrants are exercisable at $0.744 per share and expire on May 19, 2006. In June 2003, the Company in consideration of $1,142,000 issued 11.42 units ("June Units") to 20 accredited investors. Each June Unit also consists of a $100,000 convertible note and a warrant to purchase 200,000 shares of the Company's common stock. The convertible notes bear interest at 8% per annum, are convertible into the Company's common stock at $0.794 (the average of the closing bid prices of the Company's common stock for the 5 days prior to the closing of the transaction) per share and mature on the earlier of December 13, 2003 or the closing of an equity placement of not less than $3 million. The warrants are exercisable at $0.794 per share and expire on June 13, 2006. Proceeds from the sale of the Units were used for working capital purposes. While the warrants to purchase common stock represent an additional source of capital, they expire in June 2006 and are not callable by the Company. Therefore, they cannot be relied upon by the Company as a definite source of capital. The warrantholders may choose to exercise their warrants if the market price of the Company's common stock exceeds the exercise price of the warrant.

The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has, since its inception, earned limited revenues and incurred substantial recurring operating losses, including net losses of $6,725,058 for the six months ended June 30, 2003, net losses of $8,037,173 and $14,819,860 for the years ended December 31, 2002 and 2001, respectively, and net losses of $30,993,559 and $7,124,126 for the years ended June 30, 2000 and 1999, respectively. Additionally, it had an accumulated deficit of $79,584,064 at June 30, 2003 and has debt service requirements of $2,750,000 during the 12 month period ending June 30, 2004. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Such concern was expressed by our auditors, Ernst & Young LLP, in their audit report regarding the financial statements included in our Form 10-KSB for the year ended December 31, 2002. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

The economic downturn in general, and its impact on the telecommunications industry in particular, have caused telecommunications service providers to reduce capital spending, personnel and debt, as well as new service introductions. This has resulted in delays in the build-out of high speed carrier data networks and availability of data-enabled wireless devices, causing the market for SmartServ's financial data and transaction services to be lackluster. In addition, many financial services firms have curtailed new product development to focus on data security and recovery. Consequently, the potential demand for the Company's products and services has been significantly delayed. Such delays have had a very detrimental effect on the Company's operations and have resulted in the Company's inability to implement its business plan and related marketing strategies. Consequently, in May 2002, the Company commenced an effort to realign its infrastructure and related overhead to correlate with reductions in projected revenue. As part of this effort, management closed the Company's UK and Hong Kong sales offices and downsized its domestic operations through staff reductions to a level sufficient to support the Company's projected operations. In both March and May 2003, the Company again reduced its cost structure through the termination of additional personnel. Personnel headcount has been reduced from 66 in May 2002 to the current level of 10. These efforts have reduced the Company's average monthly operating expenses from approximately $1,090,000 in July 2002 to approximately $230,000 commencing September 2003, excluding noncash stock compensation and depreciation and amortization. The Company has also reviewed its revenue producing contracts as of June 30, 2003 and reduced its projection of near term revenues as a result of lower than anticipated demand for the Company's products and services. As a result of the factors identified above, the Company is in need of additional capital to enable it continue as a going concern. The following chart provides an analysis of the Company's capital requirements for the 12 month period ending June 30, 2004 based on projected revenues of $550,000:

                             % OF
                            REVENUE          CAPITAL
                             GOAL            REQUIRED
                         --------------------------------

                             100           $ 4,100,000

                               0           $ 4,650,000

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

ITEM 3.   CONTROLS AND PROCEDURES

As of June 30, 2003, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to the Exchange Act Rule 13a-14. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and properly reported.

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

In August of 2003, SmartServ entered into a Stipulation of Arbitration with Brauning Inc., Mike Silva and Todd Peterson, former consultants to SmartServ (collectively, the "Claimants") pursuant to which SmartServ and the Claimants agreed to resolve, in a binding arbitration proceeding, the Claimants' demand for damages resulting from the alleged failure by SmartServ to timely register the shares of common stock underlying certain consulting warrants issued by SmartServ to the Claimants. SmartServ believes that the shares underlying the warrants were timely registered and that since the Claimants were not party to any registration rights affecting such warrants, their demand is without merit. Although we will vigorously defend this action, there can be no assurance that we will be successful. The unfavorable outcome of such action could have a material adverse effect on our consolidated results of operations, financial condition and cash flows.

In August 2003, the Company was informed that Oracle Corporation ("Oracle") has filed an action against it in Federal District Court in California seeking to terminate its February 28, 2002 Oracle License and Services Agreement (the "License") due to the Company's failure to pay certain license fees. The Company has not yet received service of process in any such action. The Company has been in the process of raising the funds necessary to cure the default and maintain the License. There can be no assurance, however, that the Company will be able to raise such funds or maintain the License. The Company's failure to maintain the License would require that the Company temporarily suspend operations, thereby creating a material adverse effect on its cash flows and operations.


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

In May 2003, the Company in consideration of $358,000 issued 3.58 units consisting of convertible notes and warrants to purchase common stock ("May Units") to 8 accredited investors. Each May Unit consists of a $100,000 convertible note and a warrant to purchase 200,000 shares of the Company's common stock. The convertible notes bear interest at 8% per annum, are convertible into the Company's common stock at $0.744 (the average of the closing bid prices of the Company's common stock for the 5 days prior to the closing of the transaction) per share and mature on the earlier of November 19, 2003 or the closing of an equity placement of not less than $3 million. The warrants are exercisable at $0.744 per share and expire on May 19, 2006. In June 2003, the Company in consideration of $1,142,000 issued 11.42 units ("June Units") [each May or June Unit referred individually as a "Unit"] to 20 accredited investors. Each June Unit also consists of a $100,000 convertible note and a warrant to purchase 200,000 shares of the Company's common stock. The convertible notes bear interest at 8% per annum, are convertible into the Company's common stock at $0.794 (the average of the closing bid prices of the Company's common stock for the 5 days prior to the closing of the transaction) per share and mature on the earlier of December 13, 2003 or the closing of an equity placement of not less than $3 million. The warrants are exercisable at $0.794 per share and expire on June 13, 2006. Spencer Trask Ventures, Inc. ("Spencer Trask"), Steven B. Rosner and Richard Berland, each an accredited investor, acted as finders for this transaction. As consideration therefor, the finders received their proportionate share of a cash fee equal to 10% of the aggregate purchase price of the Units sold and (i) Unit Purchase Warrants to purchase an aggregate of three Units ("Unit Purchase Warrant") and (ii) 33,333 shares of unregistered common stock per Unit sold. Each Unit Purchase Warrant entitles the holder to purchase one Unit, for the price of $100,000 per Unit through June 13, 2008. In addition, Spencer Trask received a non-accountable expense allowance equal to 3% of the aggregate proceeds of all Units sold in the offerings. These convertible notes, shares and warrants were issued in reliance upon the exemption from registration provided by Section 4 (2) of the Securities Act.

In May 2003, the Company entered into a consulting agreement with Spencer Trask whereby Spencer Trask will render services to the Company as its corporate finance consultant, financial advisor and investment banker. As compensation for such services, the Company agreed to issue 500,000 shares of common stock to Spencer Trask. These shares will be issued in reliance upon the exemption from registration provided by Section 4 (2) of the Securities Act.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

4.1 Form of Warrant for the Investors in the May 2003 Placement (the "May Investors")

4.2 Form of Registration Rights Agreement, dated May 19, 2003, between SmartServ and the May Investors

4.3 Form of Warrant for the Investors in the June 2003 Placement (the "June Investors")

4.4 Form of Registration Rights Agreement, dated June 13, 2003, between SmartServ and the June Investors

10.1 Form of Securities Purchase Agreement, dated May 19, 2003, between SmartServ and the May Investors

10.2     Form of Convertible Debenture for the May Investors

10.3 Form of Securities Purchase Agreement, dated June 13, 2003, between SmartServ and the June Investors

10.4     Form of Convertible Debenture for the June Investors

10.5 Consulting Agreement, dated May 15, 2003, between the Company and Spencer Trask Ventures, Inc.

10.6 Severance Agreement, dated June 20, 2003, between SmartServ and Richard Kerschner

10.7     Severance Agreement,  dated June 20, 2003, between SmartServ and Thomas
         Haller

10.8 Form of Amendment to the May 19, 2003 Security Purchase Agreement between SmartServ and the May Investors

31.1     Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2     Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1     Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


(b)    REPORTS ON FORM 8-K

           On May 2, 2003, the Company filed a report on Form 8-K under Items 5, 7 and 12 thereof referencing a press release, dated April 30, 2003, relating to its continued listing on the Nasdaq SmallCap Market and a press release on April 25, 2003, announcing the Company's financial results for the year ended December 31, 2002.

                             SMARTSERV ONLINE, INC.


                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          SmartServ Online, Inc.
                                          (Registrant)

                                          By:


Date: August 26, 2003                     /S/  SEBASTIAN E. CASSETTA
                                          ---------------------------
                                          Sebastian E. Cassetta
                                          Chief Executive Officer


Date: August 26, 2003                     /S/  THOMAS W. HALLER
                                          ---------------------------
                                          Thomas W. Haller
                                          Sr. Vice  President,  Chief Financial
                                          Officer, Treasurer

                                 EXHIBIT INDEX
                                 -------------

EXHIBIT
  NO.    DESCRIPTION
-------  -----------

  4.1 Form of Warrant for the Investors in the May 2003 Placement (the "May Investors")

  4.2 Form of Registration Rights Agreement, dated May 19, 2003, between SmartServ and the May Investors

  4.3 Form of Warrant for the Investors in the June 2003 Placement (the "June Investors")

  4.4 Form of Registration Rights Agreement, dated June 13, 2003, between SmartServ and the June Investors

 10.1 Form of Securities Purchase Agreement, dated May 19, 2003, between SmartServ and the May Investors

 10.2    Form of Convertible Debenture for the May Investors

 10.3 Form of Securities Purchase Agreement, dated June 13, 2003, between SmartServ and the June Investors

 10.4    Form of Convertible Debenture for the June Investors

 10.5 Consulting Agreement, dated May 15, 2003, between the Company and Spencer Trask Ventures, Inc.

 10.6 Severance Agreement, dated June 20, 2003, between SmartServ and Richard Kerschner

 10.7 Severance Agreement, dated June 20, 2003, between SmartServ and Thomas Haller

 10.8 Form of Amendment Agreement, dated June 13, 2003, to the May 19, 2003 Securities Purchase Agreement between SmartServ and the May Investors.