Form 10QSB
period 2003-09-30
SMARTSERV ONLINE INC
filed 2003-12-12
CIK 1005698

================================================================================



                    U. S. SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-QSB

[X]      QUARTERLY  REPORT UNDER SECTION 13 OR 15(D) OF THE
         SECURITIES  EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

        2250 BUTLER PIKE, SUITE 150, PLYMOUTH MEETING, PENNSYLVANIA 19462
--------------------------------------------------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (610) 397-0689
--------------------------------------------------------------------------------
                (ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE)

          METRO CENTER, ONE STATION PLACE, STAMFORD, CONNECTICUT 06902
--------------------------------------------------------------------------------
                 (FORMER ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

CHECK WHETHER THE ISSUER (1) FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE EXCHANGE ACT DURING THE PAST 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN
SUBJECT  TO  SUCH  FILING   REQUIREMENTS   FOR  THE  PAST  90  DAYS.
YES  X  NO
    ---    ---

THE NUMBER OF SHARES OF COMMON STOCK, $.01 PAR VALUE, OUTSTANDING AS OF DECEMBER 1, 2003 WAS 2,344,635.

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

              Consolidated Balance Sheets - September 30, 2003 (unaudited) and December 31, 2002..................2

              Consolidated Statements of Operations - three months ended September 30, 2003 and 2002 and nine months ended September 30, 2003 and 2002 (unaudited)..............................4

              Consolidated Statement of Changes in Stockholders' Equity (Deficiency) - nine months ended September 30, 2003 (unaudited)................................................................6

              Consolidated Statements of Cash Flows - three months ended September 30, 2003 and 2002 and nine months ended September 30, 2003 and 2002 (unaudited)..............................7

              Notes to Unaudited Consolidated Financial Statements................................................8

Item 2.       Management's Discussion and Analysis of Financial Condition

              and Results of Operations..........................................................................24

Item 3.       Controls and Procedures............................................................................35


PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings..................................................................................36

Item 2.       Changes in Securities and Use of Proceeds..........................................................36

Item 6.       Exhibits and Reports on Form 8-K...................................................................40

              Signatures.........................................................................................41

                             SMARTSERV ONLINE, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                               SEPTEMBER 30,    DECEMBER 31,
                                                                   2003           2002
                                                                ----------      ----------
                                                                               (UNAUDITED)
ASSETS
Current assets
   Cash                                                         $  276,363      $  154,759
   Accounts receivable                                              95,658          55,907
   Accrued interest receivable                                      47,004          50,658
   Prepaid compensation                                            382,876         117,500
   Prepaid expenses                                                131,855         164,258
   Deferred financing costs                                        662,868              --
                                                                ----------      ----------
Total current assets                                             1,596,624         543,082
                                                                ----------      ----------

Property and equipment, net                                             --       1,573,978

Other assets

   Capitalized software development costs, net of
      accumulated amortization of $1,097,148 at
      September 30, 2003 and $208,681 at December 31, 2002              --         888,467
   Deposits                                                        125,357         238,690
   Notes receivable from a former officer, net of an
     allowance for uncollectibility of $664,640                         --              --
   Prepaid compensation                                             19,583         107,708
                                                                ----------      ----------
                                                                   144,940       1,234,865
                                                                ----------      ----------
Total Assets                                                    $1,741,564      $3,351,925
                                                                ==========      ==========

                             SMARTSERV ONLINE, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                             SEPTEMBER 30,     DECEMBER 31,
                                                                                 2003              2002
                                                                            ------------       ------------
                                                                              (UNAUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities

   Accounts payable                                                         $  1,849,254       $  1,307,342
   Accrued liabilities                                                         1,245,084            476,346
   Accrued salaries                                                              334,501            295,437
   Notes payable                                                               2,208,252            500,000
                                                                            ------------       ------------
Total current liabilities                                                      5,637,091          2,579,125
                                                                            ------------       ------------

Deferred revenues                                                                 49,466            193,294
Deferred lease costs                                                                  --            242,300
Accounts payable - noncurrent                                                         --            163,907

COMMITMENTS AND CONTINGENCIES - NOTE 9

STOCKHOLDERS' EQUITY (DEFICIENCY)
Preferred stock - $0.01 par value
   Authorized - 1,000,000 shares

   Issued and outstanding - None                                                      --                 --
Common stock - $.01 par value
   Authorized - 40,000,000 shares

   Issued and outstanding - 2,261,300 shares at September 30, 2003 and
      1,906,040 shares at December 31, 2002                                       22,613             19,060
Additional paid-in capital                                                    83,512,852         73,623,241
Notes receivable from former officers, net of an allowance for uncollectibility of $354,471 at September 30, 2003 and $-0- at
   December 31, 2002                                                            (255,525)          (609,996)
Accumulated deficit                                                          (87,224,933)       (72,859,006)
                                                                            ------------       ------------
Total stockholders' equity (deficiency)                                       (3,944,993)           173,299
                                                                            ------------       ------------

Total Liabilities and Stockholders' Equity (Deficiency)                     $  1,741,564       $  3,351,925
                                                                            ============       ============

See accompanying notes.

                             SMARTSERV ONLINE, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                             THREE MONTHS                          NINE MONTHS
                                                          ENDED SEPTEMBER 30                    ENDED SEPTEMBER 30
                                                   -------------------------------       -------------------------------
                                                       2003               2002               2003                2002
                                                   ------------       ------------       ------------       ------------
Revenues                                           $    145,130       $     81,847       $    614,145       $    146,483
                                                   ------------       ------------       ------------       ------------

Costs and expenses:
   Costs of services                                   (289,055)        (1,386,390)        (4,080,429)        (4,338,016)
   Sales and marketing expenses                         (23,543)          (454,364)          (403,573)        (2,698,013)
   General and administrative expenses                 (715,353)        (1,087,962)        (3,075,446)        (3,328,102)
   Stock-based compensation                            (229,124)           (30,290)          (331,068)           122,831
                                                   ------------       ------------       ------------       ------------

   Total costs and expenses                          (1,257,075)        (2,959,006)        (7,890,516)       (10,241,300)
                                                   ------------       ------------       ------------       ------------

Loss from operations                                 (1,111,945)        (2,877,159)        (7,276,371)       (10,094,817)
                                                   ------------       ------------       ------------       ------------

Other income (expense):
   Interest income                                        2,709             74,785             11,601            106,284
   Interest expense and other financing costs        (6,531,633)          (138,439)        (7,781,029)          (508,184)
   Gain from extinguishment of debt                          --          5,679,261            305,822          5,679,261
   Insurance recovery                                        --                 --            374,000                 --
   Foreign exchange gains (losses)                           --               (521)                50            (15,977)
                                                   ------------       ------------       ------------       ------------

                                                     (6,528,924)         5,615,086         (7,089,556)         5,261,384
                                                   ------------       ------------       ------------       ------------

Net earnings (loss)                                $ (7,640,869)      $  2,737,927       $(14,365,927)      $ (4,833,433)
                                                   ============       ============       ============       ============

Basic earnings (loss) per share                    $      (3.69)      $       2.04       $      (7.15)      $      (4.18)
                                                   ============       ============       ============       ============

Diluted earnings (loss) per share                  $      (3.69)      $       1.83       $      (7.15)      $      (4.18)
                                                   ============       ============       ============       ============

Weighted average shares outstanding - basic           2,072,440          1,339,053          2,010,142          1,157,260
                                                   ============       ============       ============       ============

Weighted average shares outstanding - diluted         2,072,440          1,494,302          2,010,142          1,157,260
                                                   ============       ============       ============       ============


The following table illustrates the amount of stock-based compensation charges that would have been recorded in the categories of the statement of operations had stock-based compensation not been separately stated therein:

                                                THREE MONTHS                   NINE MONTHS
                                             ENDED SEPTEMBER 30              ENDED SEPTEMBER 30
                                         -------------------------       -------------------------
                                            2003            2002            2003            2002
                                         ---------       ---------       ---------       ---------
Costs of services                        $ (74,750)      $  (7,895)      $ (74,353)      $ 187,413

Sales and marketing expenses                    --          (3,863)             --         (33,525)

General and administrative expenses       (154,374)        (18,532)       (256,715)        (31,057)
                                         ---------       ---------       ---------       ---------

                                         $(229,124)      $ (30,290)      $(331,068)      $ 122,831
                                         =========       =========       =========       =========


See accompanying notes.

                             SMARTSERV ONLINE, INC.

     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

                      NINE MONTHS ENDED SEPTEMBER 30, 2003

                                   (UNAUDITED)

                                                                           NOTES
                                       COMMON STOCK                      RECEIVABLE        ADDITIONAL
                                                         PAR             FROM FORMER         PAID-IN          ACCUMULATED
                                       SHARES           VALUE             OFFICERS           CAPITAL           DEFICIT
                                    ------------      ------------      ------------       ------------       ------------
Balances at December 31, 2002          1,906,040      $     19,060      $   (609,996)      $ 73,623,241       $(72,859,006)

Issuance of common stock upon
  exercise of employee stock
  options                                    958                10                --              9,649                 --

Issuance of common stock upon
  exercise of warrants                    73,731               737                --            375,290                 --

Issuance of common stock to
   vendors to satisfy debt                20,590               206                --            163,701                 --

Change in market value of
  employee stock options                      --                --                --             (1,323)                --

Issuance of common stock as
  compensation for services              166,666             1,667                --            862,330                 --

Issuance of common stock
  related to debt financing               93,315               933                --            436,866                 --

Issuance of warrants as
  compensation for services                   --                --                --            154,500                 --

Allowance for uncollectibility
  of loans to officers                        --                --           354,471                 --                 --

Issuance of warrants related
  to debt financing                           --                --                --          6,406,572                 --

Beneficial conversion features
  of  notes                                   --                --                --          1,482,026                 --

Net loss for the period                       --                --                --                 --        (14,365,927)
                                    ------------      ------------      ------------       ------------       ------------

Balances at September 30, 2003         2,261,300      $     22,613      $   (255,525)      $ 83,512,852       $(87,224,933)
                                    ============      ============      ============       ============       ============

See accompanying notes.

                             SMARTSERV ONLINE, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                              THREE MONTHS                            NINE MONTHS
                                                           ENDED SEPTEMBER 30                      ENDED SEPTEMBER 30
                                                     -------------------------------       -------------------------------
                                                         2003               2002               2003                 2002
                                                     ------------       ------------       ------------       ------------
OPERATING ACTIVITIES
Net income (loss)                                    $ (7,640,869)      $  2,737,927       $(14,365,927)      $ (4,833,433)
Adjustments to reconcile net income (loss) to
net cash used for operating activities:
    Gain from extinguishment of debt                           --         (5,679,261)          (305,822)        (5,679,261)
    Depreciation and amortization                              --            507,765          2,462,445          1,474,654
    Noncash compensation costs                            229,124             30,290            331,068           (122,831)
    Amortization of deferred financing costs            6,297,577                 --          7,391,278                 --
    Deferred interest on officer's loan                        --            (52,467)                --            (52,467)
    Amortization of deferred revenues                     (57,567)           (15,883)          (391,828)           (21,177)
    Provision for (recovery of) losses on loans
     to former officers                                   (44,551)                --            354,471                 --
    Changes in operating assets and liabilities
       Accounts receivable                                (29,984)            24,920            (39,751)          (101,137)
       Accrued interest receivable                         (2,453)            (6,706)             3,654             (6,706)
       Prepaid expenses                                    54,982             85,207             32,403            302,531
       Accounts payable and accrued liabilities           431,757            403,898          1,138,236            481,555
       Deferred revenues                                   30,000              5,949            248,000            180,000
       Security deposit                                    75,374            247,880            113,333            231,585
                                                     ------------       ------------       ------------       ------------
    Net cash used for operating activities               (656,610)        (1,710,481)        (3,028,440)        (8,146,687)
                                                     ------------       ------------       ------------       ------------

INVESTING ACTIVITIES
Purchase of equipment                                          --             (1,170)                --           (169,660)
Capitalization of software development costs                   --            (45,660)                --           (185,895)
                                                     ------------       ------------       ------------       ------------
    Net cash used for investing activities                     --            (46,830)                --           (355,555)
                                                     ------------       ------------       ------------       ------------

FINANCING ACTIVITIES
Net proceeds from the issuance of notes                   522,000                 --          3,059,500                 --
Proceeds from the issuance of common stock                     --          3,688,787            385,544          4,802,990
Repayment of notes receivable from officers                    --             56,845                 --             56,845
Repayment of note payable                                      --           (500,000)          (295,000)          (500,000)
Costs of issuing common stock                                  --           (319,348)                --           (579,348)
                                                     ------------       ------------       ------------       ------------
    Net cash provided by financing activities             522,000          2,926,284          3,150,044          3,780,487
                                                     ------------       ------------       ------------       ------------

Increase (decrease) in cash                              (134,610)         1,168,973            121,604         (4,721,755)
Cash - beginning of period                                410,973            641,595            154,759          6,532,323
                                                     ------------       ------------       ------------       ------------

Cash - end of period                                 $    276,363       $  1,810,568       $    276,363       $  1,810,568
                                                     ============       ============       ============       ============

See accompanying notes.

                             SMARTSERV ONLINE, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2003

1.       NATURE OF BUSINESS

SmartServ Online, Inc. ("SmartServ" or the "Company") commenced operations on August 20, 1993 and had its initial public offering on March 21, 1996. The Company offers application development and hosting services that allow wireless carriers, content providers and commercial enterprises to deliver content to their work forces and customers via wireless devices, with special emphasis on cellular phones. SmartServ's products can deliver proprietary information, as well as delayed and real-time financial market data, business and financial news, national and local weather reports and other premium business and entertainment information in a user-friendly manner.

The Company's mobile data solutions are designed to generate additional revenue, increase operating efficiency, and extend brand awareness for wireless carriers, enterprises and content providers and are delivered via J2ME, BREW, WAP and SMS enabled cellular phones, as well as RIM Blackberry and Pocket PC devices.

SmartServ has previously established customer and distribution relationships with strategic partners and wireless carriers, including Verizon Wireless, AT&T Wireless, Nextel, ALLTEL Wireless, U.S. Cellular, QUALCOMM and Motorola, as well as content providers, including BusinessWeek Online, S&P Comstock and The Wall Street Journal Online (Dow Jones).

The economic downturn in general, and its impact on the telecommunications industry in particular, have caused telecommunications service providers to reduce capital spending, personnel and debt, as well as new service introductions. This has resulted in delays in the build-out of high speed carrier data networks and availability of data-enabled wireless devices, causing the market for SmartServ's financial data and transaction services to be lackluster. In addition, many commercial enterprises have curtailed new product development to focus on data security and recovery. Consequently, the potential demand for the Company's products and services has been significantly delayed. Such delays have had a very detrimental effect on the Company's operations and have resulted in the Company's inability to implement its business plan and related marketing strategies. Consequently, in May 2002, the Company commenced an effort to realign its infrastructure and related overhead to correlate with reductions in projected revenue. As part of this effort, management closed the Company's UK and Hong Kong sales offices and downsized its domestic operations through staff reductions to a level sufficient to support the Company's projected operations. During 2003, the Company has continued to reduce its cost structure through the termination of additional personnel and the relocation of its headquarters to Plymouth Meeting, Pennsylvania. Personnel headcount has been reduced from 66 in May 2002 to the current level of 9. These efforts have reduced the Company's average monthly operating expenses from approximately $1,090,000 in July 2002 to approximately $230,000 commencing September 2003, excluding noncash stock compensation and depreciation and amortization. The Company anticipates that it will require working capital for its proposed acquisitions as discussed below, as well as to meet certain debt service requirements. As a result of the factors identified above, the Company is in need of additional capital to enable it to continue as a going concern. The following table provides an analysis of the Company's capital requirements for the 12 month period ending September 30, 2004 based on projected revenues of $550,000:

                             % OF
                         REVENUE GOAL         CAPITAL
                                              REQUIRED
                         ------------- -----------------------

                             100           $    5,400,000

                               0           $    5,900,000

No assurance can be given that the Company will be able meet its revenue projections, maintain its cost structure as presently configured, or raise additional capital on satisfactory terms. Should the Company be unable to raise additional debt or equity financing, it will be forced to seek a merger or cease operations.

The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has, since its inception, earned limited revenues and incurred substantial recurring operating losses, including net losses of $14,365,927 for the nine month period ended September 30, 2003, net losses of $8,037,173 and $14,819,860 for the years ended December 31, 2002 and 2001, respectively, and net losses of $30,993,559 and $7,124,126 for the years ended June 30, 2000 and 1999, respectively. Additionally, it had an accumulated deficit of $87,224,933 at September 30, 2003 and has debt service requirements of $1,375,000 ($4,465,000 should the Company be unable to complete an equity offering of at least $3 million prior to February 19, 2004) during the twelve month period ending September 30, 2004. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

Management believes that the evolution of the cellular industry is at an important turning point, where both consumers and businesses are expecting more functionality and features from both their cell phones and their cellular carriers. This expectation is being driven by a number of industry trends including highly competitive pricing packages, newer and more functional cell phones and mobile devices, and the customers' ability to take their cell phone number with them to a new carrier that offers them more value than the incumbent. Competition in this environment is moving from differentiation based on network coverage or minute rates to one based on enhanced features and services. Management believes that as carriers' network coverage, quality of service, and pricing plans become more-or-less equal, cell phone customers will choose a carrier based principally on the suite of premium content and applications that are included with its service. This environment will provide an opportunity for SmartServ to exploit its current and planned content assets and delivery capabilities, developed over the past nine years.

The Company's plan of operation to monetize its content assets and eliminate the uncertainty surrounding its ability to continue as a going concern focuses on:

         (1) growing the licensing of its applications and related services to wireless carriers and enterprise firms, and

         (2) the bundling of its existing and planned future premium content with the reselling of voice services to specific targeted affinity groups.

The  Company's   strategy  provides  access  to  a  large  number  of  potential subscribers and allows SmartServ to leverage its market reach at minimal operating costs.

Management believes that SmartServ has a unique combination of content assets, including those currently owned or licensed and those that it plans to acquire, that may allow it to take a leadership position in the market for bundled pre-paid voice and premium content and, later, a substantial position in the much larger market for the reselling of post-paid cell phone service. Thus, by providing a set of products that bundle cell phone airtime with affinity-related content delivered through its current technology infrastructure, the Company plans to enter the emerging market for reselling wireless airtime. The Company's existing technology and content assets not only facilitate its entry into this new market, but may also present a barrier to entry to other organizations that wish to compete with similar offerings in the marketplace.

SmartServ is building, through acquisition and through internal development, a wide array of premium content that will continue to be offered through traditional carrier-based distribution channels, as well as through bundled offerings with pre-paid voice minutes. The premium content offered or to be offered through the SmartServ platforms consists of:

         o Dynamic mobile applications, where the information or data content is frequently changing and, therefore, frequently delivered to the mobile device,

         o Static content, such as ring tones, graphics and games, that are periodically delivered and reside on the mobile device, and

         o        Mobile e-mail access applications and services.

To augment its capabilities, SmartServ recently signed Letters of Intent and is negotiating definitive purchase agreements for the acquisition of two companies, nReach, Inc. and Mobile Airwaves, Inc., whose content and content-enablement software, respectively, will form, if acquired, key components of its bundled product offering. nReach, Inc. is a wireless content distribution company that sells a broad portfolio of popular mass-market cell phone content, including ringtones, games, and on-device graphics both direct to consumer and through wireless carriers. nReach provides direct access to a large consumer base through existing marketing relationships with large retailers, including Best Buy and Radio Shack.

Mobile Airwaves, Inc., operating under the brand name "Aqivo," provides a server-based software platform that enables the delivery of e-mail over wireless networks to practically any data-enabled cell phone. The principal target market for Aqivo has been and will continue to be enterprises; however, it is believed that Aqivo's e-mail enabling software will also have broad appeal, as one component of the Company's "bundled" products, for individual cell phone users who want to access their existing e-mail accounts from their wireless devices.

For wireless carriers, SmartServ continues to deliver data and branded content that can increase wireless data revenue and customer retention. For enterprise customers, SmartServ offers solutions that can increase productivity and customer retention through the mobile delivery of proprietary data, as well as market data and other premium content. SmartServ has the ability to customize the information package to be offered to each customer by device.

As an example, SmartServ has launched several products on the Verizon Wireless network. Our financial content products have been launched on Verizon's BREW (Binary Runtime Environment for Wireless) network under the Wall Street Journal Online brand name, while our SMS (Short Message Service) financial alert product has been launched on Verizon's V-text portal. Additionally, SmartServ has launched its Lottery, AreaWeather and AstroCom Horoscope lifestyle products on Verizon's BREW network. Salomon Smith Barney, in conjunction with SmartServ, has launched a wireless version of its GEO (Global Equities Online) product. GEO combines Salomon's proprietary data, such as morning call notes, with SmartServ's financial data products to form an integrated financial tool.

In December of this year, the Company plans to begin a retail store trial sale of the SmartServ Toro Card Pack designed for Hispanic persons who have prepaid cell phone service. This product bundles a prepaid airtime card for use with most carriers and a Toro Card that entitles the purchaser, at no extra charge, to receive three new Spanish-music ring tones, and horoscope and lottery information in Spanish. Following this trial and anticipated broad commercial launch of our Toro product, we expect to expand the concept into a wide variety of similarly highly targeted affinity markets - each bundling airtime with an offering of premium content specifically chosen for that market segment.

While management believes that its new marketing strategies, as well as its carrier and enterprise relationships are important to SmartServ's success, no assurance can be given that it will be able to implement its new marketing strategies or that its carrier and enterprise relationships will be successful in their marketing efforts or that SmartServ's products and services will be well received in the marketplace.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION
---------------------
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, the instructions of Form 10-QSB and Rule 310 of Regulation S-B and, therefore, do not include all information and notes necessary for a presentation of results of operations, financial position and cash flows in conformity with accounting principles generally accepted in the United States. The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the period ended December 31, 2002. In the opinion of the Company, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been made. Results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of those expected for the year ending December 31, 2003.

The Company's stockholders approved a one-for-six reverse stock split at a Special Meeting on November 5, 2003. Such reverse stock split became effective on November 25, 2003. All applicable financial statement amounts and related disclosures have been restated to give effect to this transaction.

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

DEFERRED FINANCING COSTS
------------------------
Deferred financing costs represent those costs incurred in connection with the issuance of the Company's convertible notes. These costs are recorded at the fair value of the consideration (cash or securities) paid to the finders in such transactions and are amortized to operations as other financing costs over the terms of the respective notes.

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

On an ongoing basis, the Company reviews the future recoverability of its capitalized software development costs for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. When such events or changes in circumstances do occur, an impairment loss is recognized if the undiscounted future cash flows expected to be generated by the asset are less than its carrying value. As a result of less than anticipated demand for the Company's products and services, as well as its inability to leverage certain relationships during the quarter ended June 30, 2003, the Company recorded in accordance with SFAS No. 86, an impairment loss of $704,705 in such quarter to reduce the recorded value of the assets to their estimated net realizable value.

FAIR VALUE OF FINANCIAL INSTRUMENTS
-----------------------------------
The carrying amounts of our financial instruments approximate fair value due to their terms and maturities.

SUPPLEMENTAL CASH FLOW DATA
---------------------------
The Company considers all highly liquid investments with a maturity date of three months or less when purchased to be cash equivalents.

During the nine months ended September 30, 2003, the Company issued 20,590 shares of common stock to 5 vendors in settlement of the Company's obligations, aggregating $164,000, to such vendors. These transactions are considered non-cash transactions for the purposes of the Statement of Cash Flows.

Interest, debt origination and other financing costs paid during the three month periods ended September 30, 2003 and 2002 were $-0- and $138,439, respectively, and for the nine month periods ended September 30, 2003 and 2002 were $-0- and $508,184, respectively.

CONCENTRATION OF CREDIT RISK
----------------------------
Financial instruments that potentially subject SmartServ to concentrations of credit risk consist solely of accounts receivable. At September 30, 2003 and December 31, 2002, accounts receivable consisted principally of amounts due from major telecommunications carriers, as well as a financial services company. The Company performs periodic credit evaluations of its customers and, if applicable, provides for credit losses in the financial statements.

PROPERTY AND EQUIPMENT
----------------------
Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method over estimated useful lives of three to ten years.

On an ongoing  basis,  the  Company  reviews  the future  recoverability  of its property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. When such events or changes in circumstances do occur, an impairment loss is recognized if the undiscounted future cash flows expected to be generated by the asset are less than its carrying value. As a result of less than anticipated demand for the Company's products and services, as well as its inability to leverage certain relationships during the quarter ended June 30, 2003, the Company recorded an impairment loss of $843,768 in such quarter to reduce the recorded value of its assets to their estimated net realizable value.

ADVERTISING COSTS
-----------------
Advertising costs are expensed as incurred and were approximately $6,000 and $264,900 during the nine month periods ended September 30, 2003 and 2002, respectively.

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

The Company adopted the disclosure provisions of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", which amends SFAS No.
123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation, which was originally provided under SFAS No. 123. SFAS No. 148 also improves the timeliness of disclosures by requiring the information to be included in interim, as well as annual, financial statements.

SFAS No. 123 requires companies to recognize compensation expense based on the respective fair values of the options at the date of grant. Companies that choose not to adopt such rules will continue to apply the existing accounting rules contained in APB, No. 25, but are required to disclose the pro forma effects on net loss and loss per share, as if the fair value based method of accounting had been applied.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. As such, the pro forma net loss and loss per share are not indicative of future years.

SmartServ's pro forma information is as follows:

                                                          THREE MONTHS                             NINE MONTHS
                                                        ENDED SEPTEMBER 30                       ENDED SEPTEMBER 30
                                              -------------------------------------      -----------------------------------
                                                    2003                  2002                 2003                 2002
                                              ---------------       ---------------      ---------------       -------------
Net income (loss) as reported                 $     (7,640,869)      $     2,737,927      $    (14,365,927)      $  (4,833,433)

Employee stock-based compensation
  (charges) credits included in net loss                    --               (22,519)                1,323             701,420

Employee stock-based compensation
  charges pursuant to SFAS 123                        (173,324)           (1,136,000)           (1,761,477)         (3,142,212)
                                              ----------------       ---------------      ----------------       -------------

Pro forma net earnings (loss)                 $     (7,814,193)      $     1,579,408      $    (16,126,081)    $    (7,274,225)
                                              ================       ===============      ================       =============

Basic earnings (loss) per share               $          (3.69)      $          2.04      $          (7.15)      $       (4.18)
                                              ================       ===============      ================       =============

Diluted earnings (loss) per share             $          (3.69)      $          1.83      $          (7.15)      $       (4.18)
                                              ================       ===============      ================       =============

Proforma basic earnings (loss) per share      $          (3.77)      $          1.18      $          (8.02)      $       (6.29)
                                              ================       ===============      ================       =============

Pro forma diluted earnings (loss) per share   $          (3.77)                 1.06      $          (8.02)      $       (6.29)
                                              ================       ===============      ================       =============

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

3.   PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                    SEPTEMBER 30,     DECEMBER 31,
                                        2003              2002
                                    -----------       -----------
Data processing equipment           $ 4,840,737       $ 4,842,941
Office furniture and equipment          151,263           151,263
Display equipment                        71,335            71,335
Leasehold improvements                       --            69,852
                                    -----------       -----------

                                      5,063,335         5,135,391
Accumulated depreciation             (5,063,335)       (3,561,413)
                                    -----------       -----------
                                    $        --       $ 1,573,978
                                    ===========       ===========

On an ongoing  basis,  the  Company  reviews  the future  recoverability  of its property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. When such events or changes in circumstances do occur, an impairment loss is recognized if the undiscounted future cash flows expected to be generated by the asset are less than its carrying value. As a result of less than anticipated demand for the Company's products and services, as well as its inability to leverage certain relationships during the quarter ended June 30, 2003, the Company recorded an impairment loss of $843,768 in such quarter to reduce the recorded value of its assets to their estimated net realizable value.

4.       NOTES RECEIVABLE FROM OFFICERS

In December 2000, the Company's Board of Directors authorized the issuance of a line of credit to Sebastian Cassetta, SmartServ's then Chief Executive Officer, for an amount not to exceed $500,000. Such amount bears interest at the prime rate and matures on March 20, 2004. Pursuant to the terms of the note, interest for the period January 2, 2001 to June 30, 2002 has been accrued and is payable at maturity. Commencing July 1, 2002 until maturity, interest is payable semi-annually in arrears on January 1st and July 1st. The financial statements at September 30, 2003 contain a valuation allowance for a potential loss of $552,467, relating to the collectibility of Mr. Cassetta's note and the interest accrued thereon through June 30, 2002.

In January 2000, the Company issued to Mr. Cassetta 103,040 shares of restricted common stock in exchange for Mr. Cassetta's note in the amount of $457,500. Such note is secured by the common stock issued to Mr. Cassetta. During the year ended December 31, 2002, the Company recorded a charge of $112,173 relating to the potential uncollectibilty of interest earned by the Company pursuant to the note between the Company and Mr. Cassetta. During the quarter ended June 30, 2003, the Company recorded a charge to earnings in the amount of $270,000, representing the potential uncollectibility of the note as a result of the diminution of the value of the Company's collateral.

Mr. Cassetta left the employ of the Company in August 2003. See Note 10 - Subsequent Events for a description of the terms of Mr. Cassetta's Separation Agreement.

In January 2000, the Company issued to Mario Rossi, SmartServ's then Executive Vice President and Chief Technology Officer, 34,347 shares of restricted common stock in exchange for Mr. Rossi's note in the amount of $152,500. Such note is secured by the common stock issued to Mr. Rossi. During the quarter ended June 30, 2003, the Company recorded a charge to earnings in the amount of $129,000, representing the potential uncollectibility of the note and interest accrued thereon as a result of the diminution of the value of the Company's collateral. During the quarter ended September 30, 2003, the Company recorded a partial recovery aggregating $44,500 in connection with Mr. Rossi's note. Mr. Rossi left the employ of the Company in August 2003. See Note 10 - Subsequent Events for a description of the terms of Mr. Rossi's Separation Agreement.

5.       NOTES PAYABLE

In May 2000, the Company entered into a Business Alliance Agreement with Hewlett-Packard Company ("HP") whereby the companies agreed to jointly market their respective products and services, and to work on the build-out of SmartServ's domestic and international infrastructure. In furtherance of these objectives, HP provided the Company with a line of credit of up to $20,000,000 for the acquisition of approved hardware, software and services. On September 10, 2002, the Company and HP amended the terms of the promissory note to provide for the (i) reduction of SmartServ's aggregate outstanding principal and accrued interest amount of $7,045,000 to $1,000,000, (ii) return of certain unused hardware by SmartServ, (iii) issuance by SmartServ of a warrant for the purchase of 8,333 shares of common stock and (iv) repayment of $500,000 of the amended obligation on September 10, 2002. The remaining $500,000 obligation was evidenced by a note, bearing an interest rate of 11%, secured by the Company's assets exclusive of its internally developed software products, and was satisfied through a partial repayment in February 2003. The Company recorded a gain of $305,822 resulting from the Company's partial repayment of the note in February 2003.

In February 2003, the Company issued a convertible note to Global Capital Funding Group, LP ("Global") in consideration for the receipt of $1 million. The note bears interest at the rate of 10% per annum, and is secured by the Company's assets, exclusive of its internally developed software products. The note matures on February 14, 2004, contains certain antidilution provisions, and may be converted into shares of SmartServ common stock at $6.60 per share. As additional consideration, the Company issued Global a warrant for the purchase of 33,333 shares of its common stock at an exercise price of $9.66 per share. The note and the warrant have been recorded in accordance with APB No. 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants". The warrant has been valued in accordance with the Black-Scholes pricing methodology and is netted against the outstanding obligation in the financial statements. Such amount is being amortized into operations as interest expense and other financing costs over the life of the obligation. Alpine Capital Partners, Inc. ("Alpine") received a finder's fee of $70,000, representing 7% of the aggregate purchase price of the convertible note and a warrant to purchase 15,167 shares of common stock exercisable at $9.66 per share, expiring on February 14, 2005, in connection with this transaction. This warrant has been valued in accordance with SFAS No. 123 and the Black-Scholes pricing methodology and recorded in the financial statements as deferred financing costs. This amount is being amortized into operations on a straight-line basis as interest expense and other financing costs over the life of the obligation. Also in connection with the 10% convertible notes, the Company has recorded a non-cash charge for other financing costs of $406,400, representing a portion of the intrinsic value of the beneficial conversion feature of the notes. Emerging Issues Task Force ("EITF") Issue No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" ("Issue No. 98-5") as more fully described in EITF Issue No. 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments", defines the beneficial conversion feature as the non-detachable conversion feature that is "in-the-money" at the date of issuance. Issue No. 98-5 requires the recognition of the intrinsic value of the conversion feature as the difference between the conversion price and the fair value of the common stock into which the notes are convertible. In April 2003, the Company borrowed an additional $250,000 from Global and amended the convertible note to include such amount. As additional consideration, the Company issued Global a warrant for the purchase of 3,333 shares of its common stock at an exercise price of $7.20 per share. Alpine is to receive a finder's fee of $17,500 in connection with the April amendment. The warrants issued to Global and Alpine contain certain antidilution provisions and expire on February 14, 2006.

In May 2003, the Company, in consideration of $358,000, issued 3.58 units consisting of convertible notes and warrants to purchase common stock ("May Units") to 8 investors. Each May Unit consists of a $100,000 convertible note and a warrant to purchase 33,333 shares of the Company's common stock. The convertible notes bear interest at 8% per annum, are convertible into the Company's common stock at $4.464 (the average of the closing bid prices of the Company's common stock for the 5 days prior to the closing of the transaction) per share and were to mature on the earlier of November 19, 2003 or the closing of an equity placement of not less than $3 million. The warrants are exercisable at $4.464 per share and expire on May 19, 2006. In June 2003, the Company in consideration of $1,142,000 issued 11.42 units ("June Units") [each May or June Unit referred to individually as a "Unit"] to 20 accredited investors. Each June Unit also consists of a $100,000 convertible note and a warrant to purchase 33,333 shares of the Company's common stock. The convertible notes bear interest at 8% per annum, are convertible into the Company's common stock at $4.764 (the average of the closing bid prices of the Company's common stock for the 5 days prior to the closing of the transaction) per share and were to mature on the earlier of November 19, 2003 or the closing of an equity placement of not less than $3 million. The warrants are exercisable at $4.764 per share and expire on June 13, 2006. The Units have been recorded in accordance with APB No. 14. The warrants have been valued in accordance with the Black-Scholes pricing methodology and are netted against the outstanding obligation in the financial statements. Such amount is being amortized into operations as interest expense and other financing costs over the life of the obligation. Also in connection with the 8% convertible notes, the

Company has recorded a non-cash charge for other financing costs of $81,400, representing a portion of the intrinsic value of the beneficial conversion feature of the notes. EITF Issue No. 98-5, as more fully described in EITF Issue No. 00-27, defines the beneficial conversion feature as the non-detachable conversion feature that is "in-the-money" at the date of issuance. Issue No. 98-5 requires the recognition of the intrinsic value of the conversion feature as the difference between the conversion price and the fair value of the common stock into which the notes are convertible. In November 2003, the Company, as an inducement to extend the maturity date of the notes to February 19, 2004, offered the note holders a warrant to purchase additional shares of common stock in an amount equal to 25% of the number of shares into which the notes purchased in the Unit are convertible. We have received written consents to extend the maturity date from holders of $1,390,000 of the notes and expect to receive the consents from the holders of the remaining $110,000 notes. If we do not receive the additional consents, we may be in default of our obligation under the notes.

Spencer Trask Ventures, Inc. ("Spencer Trask"), Steven B. Rosner and Richard Berland, acted as finders for the May and June 2003 transactions. As consideration therefor, the finders received their proportionate share of a cash fee of $150,000, or 10% of the aggregate purchase price of the Units sold and
(i) Unit Purchase Warrants to purchase an aggregate of three Units ("Unit Purchase Warrant") and (ii) 33,333 shares of unregistered common stock per Unit sold. Each Unit Purchase Warrant entitles the holder to purchase one Unit, for the price of $100,000 per Unit through June 13, 2008. In addition, Spencer Trask received a non-accountable expense allowance of $45,000, or 3% of the aggregate proceeds of all Units sold in the May and June 2003 transactions. The warrants have been valued in accordance SFAS No. 123 and the Black-Scholes pricing methodology and recorded in the financial statements as deferred financing costs. Such costs are being amortized into operations on a straight-line basis as interest expense and other financing costs over the life of the obligation.

On September 16, 2003, SmartServ issued 7.4 Units in a financing transaction consisting of an offering of up to 12 Units comprised of a $50,000 convertible note and a warrant to purchase 16,667 shares of SmartServ's common stock. On September 19, 2003, SmartServ issued the remaining 4.6 Units of the financing transaction (collectively the "September Transaction"). The Units were sold to 18 investors for an aggregate of $600,000. Holders of the notes have the right to convert the notes into shares of common stock at a price equal to $1.896 per share for the notes issued on September 16, 2003 and $1.920 per share for the notes issued on September 19, 2003. The maturity date of the notes was to be the earlier of November 19, 2003 or the completion of an equity placement of at least $3 million, at which time the notes will automatically convert into the equity placement. Holders of the warrants have the right to exercise the warrants into shares of common stock at a price equal to $1.500 per share.
Spencer Trask and Richard Berland acted as finders for the September transaction. As consideration therefor, the finders received their proportionate share of (i) a cash fee of $60,000, or 10% of the aggregate purchase price of all of the Units; (ii) warrants to purchase a number of shares of common stock equal to 20% of the shares of common stock underlying the securities in the Units sold and (iii) 2,778 shares of unregistered common stock per Unit sold. In addition, Spencer Trask received a non-accountable expense allowance of $18,000, or 3% of the aggregate proceeds of all Units sold in the September Transaction. All of the notes and the warrants have full ratchet anti-dilution protection. In November 2003, the Company, as an inducement to extend the maturity date of the notes to February 19, 2004, offered the note holders a warrant to purchase additional shares of common stock in an amount equal to 25% of the warrants purchased in the Unit. We have received written consents to extend the maturity date from holders of $475,000 of the notes and expect to receive the consents from the holders of the remaining $125,000 notes. If we do not receive the additional consents, we may be in default of our obligation under the notes.

The September Transaction required the consent of Global, the holder of $1.25 million of SmartServ's convertible notes issued in February and April 2003, and of the holders of 51% or more of SmartServ's $1.5 million convertible notes issued in connection with the bridge financings in

May and June 2003. As an inducement to obtain their consent, such holders received (a) a change in the conversion price of their convertible notes equal to the lowest conversion price of the notes issued in the September financings ($1.896 per share) and (b) an increase in the number of shares purchasable pursuant to the warrant to reflect a full ratchet dilution formula with a decrease in the exercise price of the warrants to the exercise price of the warrants issued in the September financing ($1.500). Such amendment, as it pertains to the holders of convertible notes issued in the May and June 2003 bridge financings, was effective on November 25, 2003, coincident with the effective date of a one-for-six reverse stock split. SmartServ recorded a charge in the amount of $4,828,000 as "Other Financing Costs" for the fair value of the consideration granted to these note holders for such consent.

At September 30, 2003, the face amount of the Company's debt obligations is $3,350,000 and the unamortized discount amounted to $1,141,748.

6.       EQUITY TRANSACTIONS

During the nine months ended September 30, 2003, the Company issued 73,731 shares of common stock to investors upon the exercise of warrants to purchase such shares. Proceeds from the exercise of these warrants were $376,000.

In February 2003, the Company issued an aggregate of 20,590 shares of common stock to 5 vendors in satisfaction of obligations for services rendered to the Company aggregating $164,000.

In May 2003, the Company entered into a Corporate Finance Consulting Agreement ("Consulting Agreement") with Spencer Trask, whereby Spencer Trask agreed to render services to the Company as its corporate finance consultant, financial advisor and investment banker. As compensation for such services, the Company has issued Spencer Trask 83,333 shares of its common stock. The value of such compensation has been recorded in the financial statements as prepaid compensation and is being amortized over the one year term of the Consulting Agreement.

The Company's failure to timely file its Form 10-KSB for the year ended December 31, 2002 has affected the following registration rights held by some of its stockholders and warrant holders. The Company is working to cure these deficiencies:

Obligations to Maintain Effective Registration Statements:
----------------------------------------------------------
Vertical Ventures Investments, LLC holds a warrant to purchase up to 75,017 shares of common stock that have registration rights. The Registration Statement covering the shares underlying this warrant is no longer effective. The Company is required to pay a fee of $8,250 for the first month of the deficiency and a fee of $16,500 for each month thereafter until the shares underlying the warrant are registered.

Investors in the Company's September 2002 Equity Placement hold up to an aggregate of 616,991 shares of common stock, and warrants to purchase up to an aggregate of 249,954 shares of common stock, all with registration rights requiring the Company to use its commercially reasonable best efforts to maintain the effectiveness of the Registration Statement covering the shares of common stock and the shares underlying the warrants.

Obligation to File a Registration Statement:
--------------------------------------------
Global holds warrants to purchase up to 247,333 shares of common stock, and a convertible note convertible into 833,333 shares of common stock. The Company was required to file a Registration Statement covering all such shares on April 14, 2003. The Company has not yet filed the Registration Statement, and is subject to a penalty fee equal to $25,000 for each month that this deficiency remains uncured.

At September 30, 2003, the Company has recorded an aggregate of $213,000 for penalties in connection with the aforementioned registration requirements. Such amounts are included in accrued expenses on the Company's balance sheet.

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

Stock-based compensation for the three and nine months ended September 30, 2003 and 2002 consisted of the impact of changes in the market value of the Company's common stock on the value of options to purchase common stock issued to employees and the amortization of deferred costs associated with the issuance of warrants to purchase common stock to various consultants.

8.       EARNINGS PER SHARE

The following  table sets forth the  computation  of basic and diluted  earnings
(loss) per share:

                                                      THREE MONTHS                          NINE MONTHS
                                                    ENDED SEPTEMBER 30                   ENDED SEPTEMBER 30
                                              ------------------------------       -------------------------------
                                                 2003                2002                 2003                2002
                                              -------------      -----------       --------------      -----------
Numerator:

   Net earnings (loss)                        $  (7,640,869)     $ 2,737,927       $  (14,365,927)     $(4,833,433)
                                              =============      ===========       ==============      ===========

Denominator
   Denominator for basic earnings (loss)
   per share - weighted average shares            2,072,440        1,339,053            2,010,142        1,157,260


   Dilutive effect of warrants to
   purchase common stock                                 --          148,502                   --               --

   Dilutive effect of employee stock
   options and restricted shares                         --            6,747                   --               --
                                              -------------      -----------       --------------      -----------

   Denominator for diluted earnings
   (loss) per share                               2,072,440        1,494,302            2,010,142        1,157,260
                                              =============      ===========       ==============      ===========

Basic earnings (loss) per common share
                                              $       (3.69)     $      2.04       $        (7.15)     $     (4.18)
                                              =============      ===========       ==============      ===========

Diluted earnings (loss) per common share
                                              $       (3.69)     $      1.83                (7.15)     $     (4.18)
                                              =============      ===========       ==============      ===========

Outstanding employee stock options and other warrants to purchase an aggregate of 5,419,586 and 1,016,167 shares of common stock at September 30, 2003 and 2002, respectively, were not included in the computations of diluted loss per share for the nine months then ended because the Company reported losses for the periods, and therefore their inclusion would be antidilutive. Similarly, an aggregate of 5,419,586 shares of common stock at September 30, 2003 were not included in the computation of diluted loss per share for the three months then ended because the Company reported a loss for the period, and therefore their inclusion would be antidilutive.

9.       COMMITMENTS AND CONTINGENCIES

On or about February 29, 2000, Commonwealth Associates, L.P. ("Commonwealth") filed a complaint against us in the Supreme Court of the State of New York, County of New York. The complaint alleged that in August of 1999, Commonwealth and SmartServ entered into an engagement letter that provided for a nonrefundable fee to Commonwealth of $15,000 payable in cash or common stock at SmartServ's option. The complaint alleged that SmartServ elected to pay the fee in stock and, as a result, Commonwealth sought 13,333 shares of common stock or at least $1,770,000 together with interest and costs. In our defense, we denied that we elected to pay in stock. On March 4, 2003, SmartServ received a favorable decision in this matter after a trial held in the Supreme Court of the State of New York. The decision holds that, consistent with SmartServ's defense, SmartServ is required to pay Commonwealth a retainer fee of only $13,439, plus interest and certain costs. Commonwealth's time to appeal has not yet expired because a notice to enter the judgment has not yet been filed. While the Company intends to vigorously defend any appeal of the decision, the unfavorable outcome of such an appeal could have a material adverse effect on the Company's financial condition, results of operations and cash flows.

In August 2003, SmartServ entered into a Stipulation of Arbitration with Brauning Inc., Mike Silva and Todd Peterson, former consultants to SmartServ (collectively, the "Claimants") pursuant to which SmartServ and the Claimants agreed to resolve, in a binding arbitration proceeding, the Claimants' demand for damages resulting from an alleged breach of contract and a failure by SmartServ to timely register the shares of common stock underlying certain consulting warrants issued by SmartServ to the Claimants. Although SmartServ believes that the shares underlying the warrants were timely registered, and that the Claimants' demand is without merit, SmartServ has reached an agreement in principle to settle this matter in order to avoid the uncertainties of litigation. Under the terms of the contemplated settlement agreement, SmartServ will issue to Claimants 60,000 shares of common stock and by no later than
February 29, 2004, pay Claimants $45,000 for certain wireless industry consulting reports. SmartServ's failure to comply with these settlement terms would entitle Claimants to reassert their claims. In such case, although we would vigorously defend the action, there can be no assurance that we would be successful.

SmartServ is currently in default of its premises lease on its former headquarters in Stamford, Connecticut. The Company has an agreement in principle pursuant to which SmartServ will agree to pay a settlement amount of $175,000, as well as issue the former landlord a warrant to purchase 22,000 shares of the Company's common stock. There can be no assurance that the Company will be able to finalize this agreement or that it will be able to satisfy its obligation thereunder. In such case, the Company could be subject to litigation with the former landlord that could have a material adverse impact on the Company's financial position and results from operations.

10.      SUBSEQUENT EVENTS

SmartServ entered into a Separation Agreement with Sebastian E. Cassetta, its former Chairman and Chief Executive Officer, effective as of October 21, 2003 (the "Cassetta Separation Agreement"). The Cassetta Separation Agreement
terminated Mr. Cassetta's rights under his employment agreement, including without limitation, any rights to compensation and severance, in exchange for the consideration set forth therein, including the following: (i) a cash payment for unpaid base salary and accrued vacation of $18,990, (ii) forgiveness of certain loans in the original principal amount of $500,000 plus accrued interest, (iii) extension of the put right contained in Mr. Cassetta's Restricted Stock Agreement dated December 28, 1998, allowing Mr. Cassetta 1 year instead of 60 days to either repay a promissory note in the original principal amount of $457,497 plus accrued interest, or return 94,707 restricted shares of SmartServ Common Stock in full satisfaction of such promissory note.

In connection with his retirement, SmartServ entered into a Separation Agreement with Mario Rossi, its former Executive Vice President, Chief Technology Officer, and Director, effective as of October 21, 2003 (the "Rossi Separation Agreement"). The Rossi Separation Agreement terminated Mr. Rossi's rights under his employment agreement, including without limitation, any rights to compensation and severance, in exchange for the consideration set forth therein, including the following: (i) a cash payment for unpaid base salary and vacation of $16,667, (ii) a cash payment for unpaid contractual base salary of $112,500, of which $81,371 will be offset against Mr. Rossi's obligation to SmartServ of $47,004 in accrued interest on a restricted stock note in the original principal amount of $152,500 (the "Rossi Note"), and the remaining $31,129 will be paid in two equal installments on April 21, 2004 and October 21, 2004, (iii) a warrant to purchase 41,667 shares of SmartServ common stock at not less than $2.40 per share, and (iv) pursuant to Mr. Rossi's rights under a Restricted Stock Agreement, cancellation of the principal amount of the Rossi Note upon delivery by Mr. Rossi to SmartServ of the 34,347 shares of restricted stock securing the Rossi Note.

On November 11, 2003, SmartServ issued 18 Units in a financing transaction, each Unit comprised of a $50,000 convertible note ("November Note") and a warrant ("November Warrant") to purchase 16,667 shares of SmartServ's common stock. The Units were sold to 20 investors for an aggregate of $900,000. Holders of the notes have the right to convert the November Note into shares of Common Stock at a price equal to $2.10 per share for the November Note. The maturity date of the November Notes is the earlier of December 19, 2003 or the completion of an equity placement of at least $3 million, at which time the November Notes will automatically convert into the equity placement. Holders of the November Warrants have the right to exercise the November Warrants into shares of Common Stock at a price equal to $1.500 per share. Finders' compensation to Spencer Trask and Richard Berland, for the financing transaction consisted of (i) a cash fee of $90,000, or 10% of the aggregate purchase price of all of the Units; (ii) warrants to purchase a number of shares of common stock equal to 20% of the shares of common stock underlying the securities in the Units sold and (iii) 2,778 shares of unregistered common stock per Unit sold. In addition, Spencer Trask earned a non-accountable expense allowance of $27,000, or 3% of the aggregate proceeds of all Units sold in the November transaction. All of the November Notes and the November Warrants have full ratchet anti-dilution protection.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


SmartServ Online, Inc. commenced operations on August 20, 1993 and had its initial public offering on March 21, 1996. The Company offers application development and hosting services that allow wireless carriers, content providers and commercial enterprises to deliver content to their work forces and customers via wireless devices, with special emphasis on cellular phones. SmartServ's products can deliver proprietary information, as well as delayed and real-time financial market data, business and financial news, national and local weather reports and other premium business and entertainment information in a user-friendly manner.

The Company's mobile data solutions are designed to generate additional revenue, increase operating efficiency, and extend brand awareness for wireless carriers, enterprises and content providers and are delivered via J2ME, BREW, WAP and SMS enabled cellular phones, as well as RIM Blackberry and Pocket PC devices.

SmartServ has established customer and distribution relationships with strategic partners and wireless carriers, including Verizon Wireless, AT&T Wireless, Nextel, ALLTEL Wireless, U.S. Cellular, QUALCOMM and Motorola, as well as content providers, including BusinessWeek Online, S&P Comstock and The Wall Street Journal Online (Dow Jones).

Due to the substantial expenses and negative cash flows from operations that we have incurred, Ernst & Young LLP, in their report contained in our December 31, 2002 financial statements, have indicated that there is substantial doubt about our ability to continue as a going concern. The Company has, since its inception, earned limited revenues and has incurred substantial recurring operating losses, including net losses of $14,365,927 for the nine month period ended September 30, 2003, net losses of $8,037,173 and $14,819,860 for the years ended December 31, 2002 and 2001, respectively, and net losses of $30,993,559 and $7,124,126 for the years ended June 30, 2000 and 1999, respectively. Additionally, the Company had an accumulated deficit of $87,224,933 at September 30, 2003 and has debt service requirements of $1,375,000 ($4,465,300 should the Company be unable to complete an equity financing of at least $3 million prior to February 19, 2004) during the 12 month period ending September 30, 2004. Although the Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business, unless we are able to increase revenue and raise additional capital from investors, we will not be able to support our operations.

Management believes that the evolution of the cellular industry is at an important turning point, where both consumers and businesses are expecting more functionality and features from both their cell phones and their cellular carriers. This expectation is being driven by a number of industry trends including highly competitive pricing packages, newer and more functional cell phones and mobile devices, and the customers' ability to take their cell phone number with them to a new carrier that offers them more value than the incumbent. Competition in this environment is moving from differentiation based on network coverage or minute rates to one based on enhanced features and services. Management believes that as carriers' network coverage, quality of service, and pricing plans become more-or-less equal, cell phone customers will choose a carrier based principally on the suite of premium content and applications that are included with its service. This environment will provide an opportunity for SmartServ to exploit its current and planned content assets and delivery capabilities, developed over the past nine years.

The Company's plan of operation to monetize its content assets and eliminate the uncertainty surrounding its ability to continue as a going concern focuses on:

         (1) growing the licensing of its applications and related services to wireless carriers and enterprise firms, and

         (2) the bundling of its existing and planned future premium content with the reselling of voice services to specific targeted affinity groups.

The  Company's   strategy  provides  access  to  a  large  number  of  potential subscribers and allows SmartServ to leverage its market reach at minimal operating costs.

Management believes that SmartServ has a unique combination of content assets, including those currently owned or licensed and those that it plans to acquire, that may allow it to take a leadership position in the market for bundled pre-paid voice and premium content and, later, a substantial position in the much larger market for the reselling of post-paid cell phone service. Thus, by providing a set of products that bundle cell phone airtime with affinity-related content delivered through its current technology infrastructure, the Company plans to enter the emerging market for reselling wireless airtime. The Company's existing technology and content assets not only facilitate its entry into this new market, but also present a barrier to entry to other organizations that wish to compete with similar offerings in the marketplace.

SmartServ is building, through acquisition and through internal development, a wide array of premium content that will continue to be offered through traditional carrier-based distribution channels, as well as through bundled offerings with pre-paid voice minutes. The premium content offered or to be offered through the SmartServ platforms consists of:

         o Dynamic mobile applications, where the information or data content is frequently changing and, therefore, frequently delivered to the mobile device,

         o Static content, such as ring tones, graphics and games, that are periodically delivered and reside on the mobile device, and

         o        Mobile e-mail access applications and services.

To augment its capabilities, SmartServ recently signed Letters of Intent and is negotiating definitive purchase agreements for the acquisition of two companies, nReach, Inc. and Mobile Airwaves, Inc., whose content and content-enablement software, respectively, will form, if acquired, key components of its bundled product offering. nReach, Inc. is a wireless content distribution company that sells a broad portfolio of popular mass-market cell phone content, including ringtones, games, and on-device graphics both direct to consumer and through wireless carriers. nReach provides direct access to a large consumer base through existing marketing relationships with large retailers, including Best Buy and Radio Shack.

Mobile Airwaves, Inc., operating under the brand name "Aqivo," provides a server-based software platform that enables the delivery of e-mail over wireless networks to practically any data-enabled cell phone. The principal target market for Aqivo has been and will continue to be enterprises; however, it is believed that Aqivo's e-mail enabling software will also have broad appeal, as one component of the Company's "bundled" products, for individual cell phone users who want to access their existing e-mail accounts from their wireless devices.

For wireless carriers, SmartServ continues to deliver data and branded content that can increase wireless data revenue and customer retention. For enterprise customers, SmartServ offers solutions that can increase productivity and customer retention through the mobile delivery of proprietary data, as well as market data and other premium content. SmartServ has the ability to customize the information package to be offered to each customer by device.

As an example, SmartServ has launched several products on the Verizon Wireless network. Our financial content products have been launched on Verizon's BREW (Binary Runtime Environment for Wireless) network under the Wall Street Journal Online brand name, while our SMS (Short Message Service) financial alert product has been launched on Verizon's V-text portal. Additionally, SmartServ has launched its Lottery, AreaWeather and AstroCom Horoscope lifestyle products on Verizon's BREW network. Salomon Smith Barney, in conjunction with SmartServ, has launched a wireless version of its GEO (Global Equities Online) product. GEO combines Salomon's proprietary data, such as morning call notes, with SmartServ's financial data products to form an integrated financial tool.

In December of this year, the Company plans to begin a retail store trial sale of the SmartServ Toro Card Pack designed for Hispanic persons who have prepaid cell phone service. This product bundles a prepaid airtime card for use with most carriers and a Toro Card that entitles the purchaser, at no extra charge, to receive three new Spanish-music ring tones, and horoscope and lottery information in Spanish. Following this trial and anticipated broad commercial launch of our Toro product, we expect to expand the concept into a wide variety of similarly highly targeted affinity markets - each bundling airtime with an offering of premium content specifically chosen for that market segment.

While management believes that its new marketing strategies, as well as its carrier and enterprise relationships are important to SmartServ's success, no assurance can be given that it will be able to implement its new marketing strategies or that its carrier and enterprise relationships will be successful in their marketing efforts or that SmartServ's products and services will be well received in the marketplace.

As of September 30, 2003, SmartServ employed 9 people, all of whom were employed in the United States. SmartServ does not anticipate that staffing requirements associated with the implementation of its plan of operation will require the addition of any people during the year ending December 31, 2003.

RESULTS OF OPERATIONS

QUARTER ENDED SEPTEMBER 30, 2003 VERSUS QUARTER ENDED SEPTEMBER 30, 2002

During the quarter ended September 30, 2003, we recorded revenues of $145,130. Of such revenues, $61,100 were earned through our licensing agreements with wireless telecommunications carriers and $84,000 were earned through our licensing agreement with Salomon Smith Barney ("Salomon"). During the quarter ended September 30, 2002, we recorded revenues of $81,847. Substantially all of such revenues were earned through our licensing agreement with Salomon. During the quarters ended September 30, 2003 and 2002, we recognized $53,400 and $15,800, respectively, from the amortization of deferred revenues associated with this agreement. Although the licensing agreement with Salomon for GEO expired on November 30, 2003, the Company continues to support the GEO initiative. The Company is working with Salomon to augment the GEO offering with new service introductions and extend the operating agreement; however, no assurance can be given that the Company will be successful in negotiating an extension of the Salomon licensing agreement.

During the quarter ended September 30, 2003, we incurred costs of services of $289,055, a decrease of 79% from the quarter ended September 30, 2002. Such costs decreased primarily due to personnel reductions ($403,600) and the reduction of computer hardware leases, depreciation and maintenance costs ($443,900). Components of the costs of service category consist primarily of information and communication costs ($123,200) and personnel costs ($202,700), offset by the partial recovery ($44,500) of a loan extended to a former officer. During the quarter ended September 30, 2002, we incurred costs of services of $1,386,390. Such costs consisted primarily of information and communication costs ($225,900), personnel costs ($606,300), computer hardware leases, depreciation and maintenance costs ($443,900), and amortization expenses relating to capitalized software development costs ($87,600). During the quarters ended September 30, 2003 and 2002, we capitalized $-0- and $45,700, of development costs in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" ("Statement No. 86").

During the quarter ended September 30, 2003, we incurred sales and marketing expenses of $23,543, a decrease of 95% from the quarter ended September 30, 2002. Such costs decreased primarily due to travel and personnel reductions associated with the closing of the Company's Hong Kong and London sales offices, U.S. personnel reductions, reductions in advertising and trade shows and reductions in professional fees. Components of the sales and marketing category consist primarily of personnel costs ($19,400). During the quarter ended September 30, 2002, we incurred sales and marketing expenses of $454,364. Sales and marketing expenses were incurred primarily for personnel costs ($292,500), facilities ($32,000), consulting fees ($29,800), communication costs ($17,400), advertising and trade shows ($43,000), and travel and lodging ($32,100).

During the quarter ended September 30, 2003, we incurred general and administrative expenses of $715,353, a decrease of 34% from the quarter ended September 30, 2002. Such costs decreased primarily due to personnel reductions ($359,700) and reductions in professional fees ($170,400), insurance costs ($44,800) and computer hardware leases, depreciation and maintenance costs ($48,900), offset by an increase in facilities costs ($175,100). Components of the general and administrative category consist primarily of personnel costs ($26,200), professional fees ($126,700), facilities ($302,500), insurance ($61,700) and consulting costs ($31,000). During the quarter ended September 30, 2002, we incurred general and administrative expenses of $1,087,962. General and administrative costs were incurred primarily for personnel costs ($385,900), travel and lodging ($24,200), professional fees ($297,100), facilities ($127,400), insurance ($106,500), and computer hardware leases, depreciation and maintenance costs ($54,000).

During the quarter ended September 30, 2003, a net noncash charge for stock-based compensation amounted to $229,124 compared to a net noncash charge of $30,290 during the quarter ended September 30, 2002. Of such amounts, noncash charges for consulting services for the quarters ended September 30, 2003 and 2002 were $118,000 and $3,900, respectively, resulting primarily from the amortization of deferred costs associated with the prior issuance of warrants to purchase common stock to various financial, marketing and technical consultants. Stock-based compensation is valued in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") and SFAS No. 123, "Accounting for Stock-Based Compensation" ("Statement No. 123"). Certain employee stock options are subject to the variable plan requirements of APB No. 25, as they were repriced, and therefore, compensation expense is recognized for changes in the fair value of our common stock. The value of substantially all of such common stock purchase warrants has been recorded in accordance with the Black-Scholes pricing methodology.

Interest income for the quarters ended September 30, 2003 and 2002 amounted to $2,709 and $74,785, respectively. The decrease of $72,076 or 97% was caused by the use of working capital to fund the Company's operations. Such amounts were earned primarily from our investments in money fund accounts and a note receivable from an officer. During the quarters ended September 30, 2003 and 2002, interest and other financing costs were $6,531,633 and $138,439, respectively. During the quarter ended September 30, 2003, interest and other financing costs were incurred in connection with the convertible notes issued in February, May, June and September 2003. Such 2002 costs were incurred primarily in connection with the $20 million line of credit facility with Hewlett-Packard Company ("HP").

In September 2002, the Company and HP amended the terms of the promissory note from the Company to HP to provide for the (i) reduction of SmartServ's aggregate outstanding principal and accrued interest amount of $7,045,000 to $1,000,000,
(ii) return of certain unused hardware by SmartServ, (iii) issuance by SmartServ of a warrant for the purchase of 8,333 shares of common stock and (iv) repayment of $500,000 of the amended obligation on September 10, 2002. The restructuring of the obligation resulted in a net gain to the Company of $5,679,261, inclusive of a charge to earnings of $38,000 representing the fair value of the warrant as determined in accordance with the Black-Scholes pricing model.

Basic loss per share was $3.69 per share for the three months ended September 30, 2003 versus earnings of $2.04 per share for the three months ended September 30, 2002. Diluted loss per share for the three months ended September 30, 2003 was $3.69 per share versus earnings of $1.83 per share for the three months ended September 30, 2002. Basic weighted average shares outstanding increased to 2,072,440 at September 30, 2003 from 1,339,053 at September 30, 2002. Diluted weighted average shares outstanding increased to 2,072,440 at September 30, 2003 from 1,494,302 at September 30, 2002.

NINE MONTHS ENDED SEPTEMBER 30, 2003 VERSUS NINE MONTHS ENDED SEPTEMBER 30, 2002

During the nine months ended September 30, 2003 we recorded revenues of $614,145, an increase of 320% over the nine months ended September 30, 2002. Of such 2003 revenues, $126,500 were earned through our licensing agreements with wireless telecommunications carriers, $372,500 were earned through our licensing agreement with Salomon and $108,000 were earned under a one-time purchase order from Wireless Retail, Inc. Revenues generated in 2002 amounted to $146,483, substantially all of which were earned through our licensing agreement with Salomon . During the nine months ended September 30, 2003 and 2002, we recognized $240,400 and $21,200, respectively, from the amortization of deferred revenues associated with this agreement. Although the licensing agreement with Salomon for GEO expired on November 30, 2003, the Company continues to support the GEO initiative. The Company is working with Salomon to augment the GEO offering with new service introductions and extend the operating agreement; however, no assurance can be given that the Company will be successful in negotiating an extension of the Salomon licensing agreement.

During the nine months ended September 30, 2003, we incurred costs of services of $4,080,429 a decrease of 6% over the nine months ended September 30, 2002. Such costs decreased primarily due to personnel reductions ($840,000) and the reduction of computer hardware leases, depreciation and maintenance costs ($810,200), offset by a charge ($84,500) in connection with the potential uncollectibility of a loan to a former officer and an impairment loss ($1,440,600) recorded to adjust the value of the Company's property and equipment and capitalized software costs to net realizable value. Components of the costs of service category consist primarily of information and communication costs ($330,800), personnel costs ($1,225,000), computer hardware leases, depreciation and maintenance costs ($593,000), facilities ($186,100), amortization expenses relating to capitalized software development costs ($183,800), a charge for the potential uncollectibility of a loan to a former officer ($84,500) and an impairment loss ($1,440,600) recorded to adjust the value of the Company's property and equipment and capitalized software costs to net realizable value. During the nine months ended September 30, 2001, we incurred costs of services of $4,338,016. Such costs consisted primarily of information and communication costs ($621,000), personnel costs ($2,065,000), computer hardware leases, depreciation and maintenance costs ($1,403,200), and amortization expenses relating to capitalized software development costs
($179,800). During the nine months ended September 30, 2003 and 2002, we capitalized $-0- and $185,900, respectively, of development costs in accordance with Statement No. 86.

During the nine months ended September 30, 2003, we incurred sales and marketing expenses of $403,573, a decrease of 85% from the nine months ended September 30, 2002. Such costs decreased primarily due to travel and personnel reductions associated with the closing of the Company's Hong Kong and London sales offices, U.S. personnel reductions, reductions in advertising and trade shows and reductions in professional fees. Components of the costs of the sales and marketing category consist primarily of personnel costs ($321,000), advertising and trade shows ($10,900), consulting fees ($17,800) and travel and lodging ($33,900). During the nine months ended September 30, 2002, we incurred sales and marketing expenses of $2,698,013. Sales and marketing expenses were incurred primarily for personnel costs ($1,471,600), advertising and trade shows ($606,100), facilities ($112,900), consulting fees ($187,600), and travel and lodging ($214,600).

During the nine months ended September 30, 2003, we incurred general and administrative expenses of $3,075,446 a decrease of 7% from the nine months ended September 30, 2002. Such costs decreased primarily due to personnel reductions and a reduction of insurance costs offset by a charge ($270,000) in connection with the potential uncollectibility of a loan to an officer and an impairment loss ($108,000) recorded to adjust the value of the Company's property and equipment to net realizable value. Components of the costs of the general and administrative category consist primarily of personnel costs ($698,400), professional fees ($740,000), facilities ($546,700), insurance ($190,700), computer hardware leases, depreciation and maintenance costs ($81,300), communications costs ($46,500), consulting costs ($31,000), a charge for the potential uncollectibility of a loan to a former officer (270,000) and an impairment loss ($108,000) recorded to adjust the value of the Company's property and equipment to net realizable value. During the nine months ended September 30, 2002, we incurred general and administrative expenses of $3,328,102. General and administrative costs were incurred primarily for personnel costs ($1,120,600), professional fees ($899,800), facilities ($399,000), insurance ($432,700), travel and lodging ($66,100), computer hardware leases, depreciation and maintenance costs ($137,900), and communication costs ($53,300).

During the nine months ended September 30, 2003, a net noncash charge for stock-based compensation amounted to $331,068 compared to net noncash credits of $122,831 during the nine months ended September 30, 2002. Of such amounts, noncash charges for professional fees for the nine months ended September 30, 2003 and 2002 were approximately $221,200 and $573,879, respectively, resulting primarily from the amortization of deferred costs associated with the issuance of warrants to purchase common stock to various financial, marketing and technical consultants. Stock-based compensation is valued in accordance with APB No. 25 and Statement No. 123. Certain employee stock options are subject to the variable plan requirements of APB No. 25, as they were repriced, and therefore, compensation expense is recognized for changes in the fair value of our common stock. The value of such common stock purchase warrants has been recorded in accordance with the Black-Scholes pricing methodology.

Interest income for the nine months ended September 30, 2003 and 2002 amounted to $11,601 and $106,284, respectively. Such amounts were earned primarily from our investments in money fund accounts and a note receivable from an officer. During the nine months ended September 30, 2003 and 2002, interest and other financing costs were $7,781,029 and $508,184, respectively. During the nine months ended September 30, 2003, interest and other financing costs were incurred in connection with the convertible notes issued in February, May, June and September 2003. Such 2002 costs were incurred primarily in connection with the $20 million line of credit facility with HP.

During the nine months ended September 30, 2003, the Company recorded a gain of $305,822 resulting from the partial repayment, in full settlement, of the amended promissory note issued to HP. Also during the nine months ended September 30, 2003, the Company recorded an insurance recovery of $374,000 for legal costs incurred in connection with a favorable trial decision in the matter of Michael Fishman v. SmartServ Online, Inc., et al.

Basic and diluted loss per share was $7.15 for the nine months ended September 30, 2003, compared to $4.18 per share for the nine months ended September 30, 2002. The weighted average shares outstanding increased to 2,010,142 at September 30, 2003 from 1,157,260 at September 30, 2002.

CAPITAL RESOURCES AND LIQUIDITY

At September 30, 2003 and December 31, 2002, the Company had cash of $276,363 and $154,759, respectively. Net cash used in operations was $3,028,440 for the nine months ended September 30, 2003 compared to $8,146,687 during the nine months ended September 30, 2002. The primary reasons for this reduction were the Company's initiative to close the Hong Kong and United Kingdom sales offices, reduce its U.S. personnel and trim its operations. Other uses of cash during the nine months ended September 30, 2003 were primarily for the partial repayment of our obligation to HP in the amount of $225,000 and the repayment of a $70,000 note issued in January 2003.

During the nine months ended September 30, 2003, the Company issued convertible notes in the amount of $3,350,000 and a note in the amount of $70,000 to provide liquidity. Additionally, warrant holders provided funds aggregating approximately $376,000 through the exercise of warrants.

In May 2000, we entered into a Business Alliance Agreement with HP whereby the companies agreed to jointly market their respective products and services and to work on the build-out of SmartServ's domestic and international infrastructure. In furtherance of these objectives HP provided us with a line of credit of up to $20,000,000 for the acquisition of approved hardware, software and services. As of September 28, 2001, the expiration date of the facility, HP had advanced us $6,723,156 thereunder. In September 2002, the Company and HP amended the terms of the promissory note to provide for the (i) reduction of SmartServ's aggregate outstanding principal and accrued interest amount of $7,045,000 to $1,000,000,
(ii) return of certain unused hardware by SmartServ, (iii) issuance by SmartServ of a warrant for the purchase of 8,333 shares of common stock and (iv) repayment of $500,000 of the amended obligation on September 10, 2002. The remaining obligation was evidenced by a note, bearing an interest rate of 11%, to be repaid as follows: $200,000 on December 31, 2002, $200,000 on January 28, 2003 and $100,000 on February 27, 2003. The warrant expires on September 9, 2005 and has an exercise price of $6.996 per share. As a result of the September 2002 transaction, the Company recorded a charge to earnings of $38,000 during the quarter ended September 30, 2002, representing the fair value of the warrant as determined in accordance with the Black-Scholes model. Additionally, the Company recognized a net gain of $5,679,261 resulting from the extinguishment of this obligation. In February 2003, the Company and HP amended the terms of their amended promissory note to provide for the settlement of SmartServ's outstanding obligation of $530,800, inclusive of accrued interest of $30,800, in consideration of the payment by SmartServ of $225,000. As a result, during the quarter ended March 31, 2003, the Company recognized an additional gain of $305,822, resulting from the extinguishment of this obligation.

In June 2002, First Albany Corporation, acting as placement agent for SmartServ, completed a private placement of units consisting of 130,952 shares of common stock and warrants to purchase common stock in consideration of $8.40 per unit to two accredited investors. The net proceeds of $823,500 from the issuance of these units were used for general working capital requirements. The investors received warrants, callable under certain conditions, for the purchase of an aggregate of 238,095 shares of common stock at an exercise price of $8.40 per share through the expiration date on June 5, 2007, as well as non-callable warrants for the purchase of an aggregate of 32,738 shares of common stock, subject to antidilution adjustments, upon the occurrence of certain events, at an exercise price of $8.82 per share through June 5, 2007. In August 2002, pursuant to the terms of the callable warrants, the Company provided the investors with a notice calling the callable warrants. In September 2002, the callable warrants expired unexercised. Subsequent to June 2002, non-callable warrants for the purchase of 34,142 shares of common stock were exercised. Proceeds from such exercises were $176,500.

In September 2002,  SmartServ  issued units  consisting of 647,368 shares of its common stock and warrants to purchase 323,685 shares of common stock, exercisable at $5.10 per share through September 8, 2007, to 22 accredited investors at a purchase price of $5.475 per unit. Gross proceeds from this transaction amounted to $3,544,346. SmartServ agreed to pay fees consisting of $249,050, an expense allowance of $25,000, and issued warrants to purchase 73,008 shares of common stock at an exercise price of $5.10 per share, expiring on September 8, 2007, as compensation to certain individuals and entities that acted as finders. Additionally, the Company incurred costs and other fees of $28,000 in connection with this transaction. Subsequent to December 31, 2002, warrants for the purchase of 73,731 shares of common stock were exercised. Proceeds from such exercises were $376,000.

During the period January 1, 2000 through December 31, 2002, the Company issued 344,167 shares of common stock to investors upon the exercise of warrants to purchase such shares. Proceeds from the exercise of these warrants were $6,014,600. Substantially all of these warrants were exercised during the 12 months ended December 31, 2000 when the market value of the Company's common stock was significantly greater than it is currently.

During the quarter ended December 2002, the Company recorded a valuation allowance of $664,640 in connection with the potential uncollectibility of loans made to Mr. Sebastian Cassetta, the Company's then Chairman and Chief Executive Officer. Additionally, during the quarter ended June 30, 2003, the Company recorded a valuation allowance of $270,000 in connection with the potential uncollectibility of a loan made to Mr. Cassetta for the purchase of SmartServ restricted stock. While these loans do not mature until December 2003 and January 2004, Mr. Cassetta's ability to repay these loans and interest thereon is highly contingent on the market value of his investment in the Company.

During the quarter ended June 30, 2003, the Company recorded a valuation allowance of $129,000 in connection with the potential uncollectibility of a loan made to Mr. Mario Rossi, the Company's then Executive Vice President and Chief Technology Officer, for the purchase of SmartServ restricted stock. During the quarter ended September 30, 2003, the Company recorded a partial recovery amounting to $44,500 in connection with such obligation. While this loan does not mature until December 2003, Mr. Rossi's ability to repay this loan and interest thereon is highly contingent on the market value of his investment in the Company.

At December 31, 2002, the Company had outstanding 287,500 public warrants (SSOLW) and 50,000 warrants with terms identical to the public warrants. These warrants were convertible into our common stock at the ratio of 15 warrants per share of common stock at an exercise price of $63 per share. These warrants were redeemable by SmartServ upon satisfaction of certain conditions. These warrants expired on March 20, 2003.

In January 2003, the Company borrowed $70,000 from Steven B. Rosner, which was used for working capital. The debt was evidenced by an unsecured note bearing an interest rate of 12% per annum and was repaid in February 2003.

In February 2003, the Company issued a convertible note to Global Capital Funding Group, LP ("Global") in consideration for the receipt of $1 million. The note bears interest at the rate of 10% per annum, and is secured by the Company's assets, exclusive of its internally developed software products. The note matures on February 14, 2004, contains certain antidilution provisions, and may be converted into shares of SmartServ common stock at $6.60 per share. As additional consideration, the Company issued Global a warrant for the purchase of 33,333 shares of its common stock at an exercise price of $9.68 per share. Alpine Capital Partners, Inc. ("Alpine") received a finder's fee of $70,000, representing 7% of the aggregate purchase price of the convertible note and a warrant to purchase 15,167 shares of common stock exercisable at $9.66 per share, expiring on February 14, 2005, in connection with this transaction. In April 2003, the Company borrowed an additional $250,000 from Global and amended the convertible note to include such amount. As additional consideration, the Company issued Global a warrant for the purchase of 3,333 shares of its common stock at an exercise price of $7.20 per share. Alpine is to receive a finder's fee of $17,500 in connection with the April amendment. The warrants issued to Global and Alpine contains certain antidilution provisions and expire on February 14, 2006. Proceeds from the notes were used for working capital purposes.

In February 2003, the Company issued 20,590 shares of common stock to 5 vendors in settlement of the Company's obligations, aggregating $164,000, to such vendors.

In May 2003, the Company in consideration of $358,000 issued 3.58 units consisting of convertible notes and warrants to purchase common stock ("May Units") to 8 investors. Each May Unit consists of a $100,000 convertible note and a warrant to purchase 33,333 shares of the Company's common stock. The convertible notes bear interest at 8% per annum, are convertible into the Company's common stock at $4.464 (the average of the closing bid prices of the Company's common stock for the 5 days prior to the closing of the transaction) per share and were to mature on the earlier of November 19, 2003 or the closing of an equity placement of not less than $3 million. The warrants are exercisable at $4.464 per share and expire on May 19, 2006. In June 2003, the Company in consideration of $1,142,000 issued 11.42 units ("June Units") to 20 accredited investors. Each June Unit also consists of a $100,000 convertible note and a warrant to purchase 33,333 shares of the Company's common stock. The convertible notes bear interest at 8% per annum, are convertible into the Company's common stock at $4.764 (the average of the closing bid prices of the Company's common stock for the 5 days prior to the closing of the transaction) per share and were to mature on the earlier of November 19, 2003 or the closing of an equity placement of not less than $3 million. The warrants are exercisable at $4.764 per share and expire on June 13, 2006. Spencer Trask Ventures, Inc. ("Spencer Trask"), Steven B. Rosner and Richard Berland acted as finders for the May and June 2003 transactions. As consideration therefor, the finders received their proportionate share of a cash fee of $150,000, or 10% of the aggregate purchase price of the Units sold and (i) Unit Purchase Warrants to purchase an aggregate of three Units ("Unit Purchase Warrant") and (ii) 33,333 shares of unregistered common stock per Unit sold. Each Unit Purchase Warrant entitles the holder to purchase one Unit, for the price of $100,000 per Unit through June 13, 2008. In addition, Spencer Trask received a non-accountable expense allowance of $45,000, or 3% of the aggregate proceeds of all Units sold in the May and June 2003 transactions. Proceeds from the sale of the Units were used for working capital purposes. In November 2003, the Company, as an inducement to extend the maturity date of the notes to February 19, 2004, offered the note holders a warrant to purchase additional shares of common stock in an amount equal to 25% of the number of shares into which the notes purchased in the Unit are convertible. We have received written consents to extend the maturity date from holders of $1,390,000 of the notes and expect to receive the consent from the holders of the remaining $110,000 notes. If we do not receive the additional consents, we may be in default of our obligation under the notes.

On September 16, 2003, SmartServ issued 7.4 Units in a financing transaction consisting of an offering of up to 12 Units comprised of a $50,000 convertible note and a warrant to purchase 16,667 shares of SmartServ's common stock. On September 19, 2003, SmartServ issued the remaining 4.6 Units of the financing transaction (collectively the "September Transaction"). The Units were sold to accredited investors for an aggregate of $600,000. Holders of the notes have the right to convert the notes into shares of common stock at a price equal to $1.896 per share for the notes issued on September 16, 2003 and $1.920 per share for the notes issued on September 19, 2003. The maturity date of the notes is the earlier of November 19, 2003 or the completion of an equity placement of at least $3 million, at which time the notes will automatically convert into the equity placement. Holders of the warrants have the right to exercise the warrants into shares of common stock at a price equal to $1.500 per share. Finders' compensation to two accredited investors for the September Transaction consisted of (i) a cash fee of $60,000, or 10% of the aggregate purchase price of all of the Units; (ii) warrants to purchase a number of shares of common stock equal to 20% of the shares of common stock underlying the securities in the Units sold and (iii) 2,778 shares of unregistered common stock per Unit sold. In addition, Spencer Trask received a non-accountable expense allowance of $18,000, or 3% of the aggregate proceeds of all Units sold in the September Transaction. All of the notes and the warrants have full ratchet anti-dilution protection. In November 2003, the Company, as an inducement to extend the maturity date of the notes to February 19, 2004, offered the noteholders a warrant to purchase additional shares of common stock in an amount equal to 25% of the number of shares into which the notes purchased in the Unit are convertible. We have received written consents to extend the maturity date from holders of $475,000 of the notes and expect to receive the consent from the holders of the remaining $125,000 notes. If we do not receive the additional consents, we may be in default of our obligation under the notes.

The September Transaction required the consent of Global, the holder of $1.25 million of SmartServ's convertible notes issued in February and April 2003, and of 51% or more of the holders of SmartServ's $1.5 million convertible notes issued in connection with the bridge financings in May and June 2003. As an inducement to obtain their consent, such holders received (a) a change in the conversion price of their convertible notes equal to the lowest conversion price of the notes issued in the September financings ($1.896 per share) and (b) an increase in the number of shares purchasable pursuant to the warrant to reflect a full ratchet dilution formula with a decrease in the exercise price of the warrants to the exercise price of the warrants issued in the September financing ($1.500). Such amendment, as it pertains to the holders of convertible notes issued in the May and June 2003 bridge financings, was effective on November 25, 2003, coincident with the effective date of a one-for-six reverse stock split. SmartServ recorded a charge in the amount of $4,828,000 as "Other Financing Costs" for the fair value of the consideration granted to these note holders for such consent.

On November 11, 2003, SmartServ issued 18 Units in a financing transaction comprised of a $50,000 convertible note ("November Note") and a warrant ("November Warrant") to purchase 16,667 shares of SmartServ's common stock. The Units were sold to 20 investors for an aggregate of $900,000. Holders of the November Notes have the right to convert the November Notes into shares of common stock at a price equal to $2.10 per share. The maturity date of the November Notes is the earlier of December 19, 2003 or the completion of an equity placement of at least $3 million, at which time the November Notes will automatically convert into the equity placement. Holders of the November Warrants have the right to exercise the November Warrants into shares of common stock at a price equal to $1.500 per share. Finders' compensation to Spencer Trask and Richard Berland consisted of (i) a cash fee of $90,000, or 10% of the aggregate purchase price of all of the Units; (ii) warrants to purchase a number of shares of common stock equal to 20% of the shares of common stock underlying the securities in the Units sold and (iii) 2,778 shares of unregistered common stock per Unit sold. In addition, Spencer Trask received a non-accountable expense allowance of $27,000, or 3% of the aggregate proceeds of all Units sold in the September Transaction. All of the November Notes and the November Warrants have full ratchet anti-dilution protection.

While the warrants to purchase common stock issued during the twelve months ended September 2003 and thereafter represent an additional source of capital, they expire between May 2006 and November 2008 and are not callable by the Company. Therefore, they cannot be relied upon by the Company as a definite source of capital. The warrant holders may choose to exercise their warrants if the market price of the Company's common stock exceeds the exercise price of the warrant.

The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has, since its inception, earned limited revenues and incurred substantial recurring operating losses, including net losses of $14,365,927 for the nine months ended September 30, 2003, net losses of $8,037,173 and $14,819,860 for the years ended December 31, 2002 and 2001, respectively, and net losses of $30,993,559 and $7,124,126 for the years ended June 30, 2000 and 1999, respectively. Additionally, it had an accumulated deficit of $87,224,933 at September 30, 2003 and has debt service requirements of $1,375,000 ($4,465,300 should the Company be unable to complete an equity funding of not less than $3 million prior to February 19, 2004) during the twelve month period ending September 30, 2004. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Such concern was expressed by Ernst & Young LLP in their audit report regarding the financial statements included in our Form 10-KSB for the year ended December 31, 2002. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

The economic downturn in general, and its impact on the telecommunications industry in particular, have caused telecommunications service providers to reduce capital spending, personnel and debt, as well as new service introductions. This has resulted in delays in the build-out of high speed carrier data networks and availability of data-enabled wireless devices, causing the market for SmartServ's financial data and transaction services to be lackluster. In addition, many financial services firms have curtailed new product development to focus on data security and recovery. Consequently, the potential demand for the Company's products and services has been significantly delayed. Such delays have had a very detrimental effect on the Company's operations and have resulted in the Company's inability to implement its business plan and related marketing strategies. Consequently, in May 2002, the Company commenced an effort to realign its infrastructure and related overhead to correlate with reductions in projected revenue. As part of this effort, management closed the Company's UK and Hong Kong sales offices and downsized its domestic operations through staff reductions to a level sufficient to support the Company's projected operations. In both March and May 2003, the Company again reduced its cost structure through the termination of additional personnel. Personnel headcount has been reduced from 66 in May 2002 to the current level of 9. These efforts have reduced the Company's average monthly operating expenses from approximately $1,090,000 in July 2002 to approximately $230,000 commencing September 2003, excluding noncash stock compensation and depreciation and amortization. The Company anticipates that it will require working capital for its previously discussed proposed acquisitions, as well as to meet certain debt service requirements. As a result of the factors identified above, the Company is in need of additional capital to enable it continue as a going concern. The following chart provides an analysis of the Company's capital requirements for the 12 month period ending September 30, 2004 based on projected revenues of $550,000:

                             % OF
                            REVENUE           CAPITAL
                             GOAL             REQUIRED
                         -------------------------------------
                             100           $    5,400,000

                               0           $    5,900,000

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

ITEM 3.  CONTROLS AND PROCEDURES

The Company maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information that is required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management in a timely manner. The Company's Interim Chief Executive Officer and Chief Financial Officer have evaluated this system of disclosure controls and procedures as of the end of the period covered by this quarterly report, and believe that the system is operating effectively to ensure appropriate disclosure. There have been no changes in the Company's internal control over financial reporting during the most recent fiscal year that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART 2.  OTHER INFORMATION

                             SMARTSERV ONLINE, INC.

ITEM 1.  LEGAL PROCEEDINGS

On or about February 29, 2000, Commonwealth Associates, L.P. ("Commonwealth") filed a complaint against us in the Supreme Court of the State of New York, County of New York. The complaint alleged that in August of 1999, Commonwealth and SmartServ entered into an engagement letter that provided for a nonrefundable fee to Commonwealth of $15,000 payable in cash or common stock at SmartServ's option. The complaint alleged that SmartServ elected to pay the fee in stock and, as a result, Commonwealth sought 13,333 shares of common stock or at least $1,770,000 together with interest and costs. In our defense, we denied that we elected to pay in stock. On March 4, 2003, SmartServ received a favorable decision in this matter after a trial held in the Supreme Court of the State of New York. The decision holds that, consistent with SmartServ's defense, SmartServ is required to pay Commonwealth a retainer fee of only $13,439, plus interest and certain costs. Commonwealth's time to appeal has not yet expired because a notice to enter the judgment has not yet been filed. While we intend to vigorously defend any appeal of the decision in the Commonwealth matter, the unfavorable outcome of such an appeal could have a material adverse effect on our financial condition, results of operations and cash flows.

In August of 2003, SmartServ entered into a Stipulation of Arbitration with Brauning Inc., Mike Silva and Todd Peterson, former consultants to SmartServ (collectively, the "Claimants") pursuant to which SmartServ and the Claimants agreed to resolve, in a binding arbitration proceeding, the Claimants' demand for damages resulting from an alleged breach of contract and a failure by SmartServ to timely register the shares of common stock underlying certain consulting warrants issued by SmartServ to the Claimants. Although SmartServ believes that the shares underlying the warrants were timely registered, and that the Claimants' demand is without merit, SmartServ has reached an agreement in principle to settle this matter in order to avoid the uncertainties of litigation. Under the terms of the contemplated settlement agreement, SmartServ will issue to Claimants 60,000 shares of common stock and by no later than
February 29, 2004, pay Claimants $45,000 for certain wireless industry consulting reports. SmartServ's failure to comply with these settlement terms would entitle Claimants to reassert their claims. In such case, although we would vigorously defend the action, there can be no assurance that we would be successful. The unfavorable outcome of such action could have a material adverse effect on our consolidated results of operations, financial condition and cash flows.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

At the time of issuance, each investor or recipient of unregistered securities was either an accredited investor or a sophisticated investor. Each investor had access to SmartServ's most recent Form 10-KSB, all quarterly and periodic reports filed subsequent to such Form 10-KSB and the Company's most recent proxy materials.

In January 2003, the Company issued 36,530 shares of common stock to Robert Gorman, an accredited investor in the September 2002 financing, upon the exercise of warrants to purchase such shares. Proceeds from the exercise of these warrants were $186,301. In February 2003, the Company issued 5,883 shares of common stock to Frazier

Investments, an accredited investor in the September 2002 financing, upon the exercise of warrants to purchase such shares. Proceeds from the exercise of these warrants were $30,000. In March 2003, the Company issued 21,515 shares of common stock to Frazier Investments, an accredited investor in the September 2002 financing, upon the exercise of warrants to purchase such shares. Proceeds from the exercise of these warrants were $109,726. In April 2003, the Company issued 9,804 shares of common stock to Joel Rotter, an accredited investor in the September 2002 financing, upon the exercise of warrants to purchase such shares. Proceeds from the exercise of these warrants were $50,000. No sales commissions were paid in connection with the above transactions. These shares and warrants were issued in reliance upon the exemption from registration provided by Section 4 (2) of the Securities Act of 1933 ("Securities Act").

In February 2003, the Company issued a convertible note to Global Capital Funding Group, LP ("Global"), an accredited investor, in consideration for the receipt of $1 million. The note bears interest at the rate of 10% per annum and is secured by the Company's assets, exclusive of its internally developed software products. The note matures on February 14, 2004, contains certain antidilution provisions, and may be converted into shares of SmartServ common stock at $6.60 per share. As additional consideration, the Company issued Global a warrant for the purchase of 33,333 shares of its common stock at an exercise price of $9.66 per share. The warrant contains certain antidilution provisions and expires on February 14, 2006. Alpine Capital Partners, Inc. ("Alpine"), an accredited investor, received a finder's fee of $70,000, representing 7% of the aggregate purchase price of the convertible note and warrants to purchase 15,167 shares of common stock at $9.66 per share expiring on February 14, 2006 in connection with this transaction. In April 2003, the Company borrowed an additional $250,000 from Global and amended the convertible note to include such amount. As additional consideration, the Company issued Global a warrant for the purchase of 3,333 shares of its common stock at an exercise price of $7.20 per share. Alpine is to receive a finder's fee of $17,500 in connection with the April amendment. In August 2003, the Company issued Global a warrant to purchase 16,667 shares of common stock at an exercise price of $2.40 per share as consideration for its consent allowing the Company to complete the May and June 2003 bridge financings. The warrants contain certain antidilution provisions and expire on February 14, 2006. The note, amended note and the warrants were issued in reliance upon the exemption from registration provided by Section 4 (2) of the Securities Act.

In February 2003, the Company issued 4,275 shares of common stock to G. S. Schwartz & Company, a sophisticated investor, in full satisfaction of a $33,854 obligation to G. S. Schwartz & Company for services rendered to the Company. No sales commissions were paid in connection with such transaction. The shares were issued in reliance upon the exemption from registration provided by Section 4
(2) of the Securities Act.

In February 2003, the Company issued 10,417 shares of common stock to Vox, Inc., an accredited investor, in full satisfaction of an $82,500 obligation to Vox, Inc. for services rendered to the Company. No sales commissions were paid in connection with such transaction. The shares were issued in reliance upon the exemption from registration provided by Section 4 (2) of the Securities Act.

In February 2003, the Company issued 2,096 shares of common stock to Creative Management Services dba MC2, an accredited investor, in full satisfaction of a $16,600 obligation to MC2 for services rendered to the Company. No sales commissions were paid in connection with such transaction. The shares were issued in reliance upon the exemption from registration provided by Section 4
(2) of the Securities Act.

In February  2003,  the Company  issued  2,017  shares of common stock to NexVue
Information Systems, a sophisticated investor, in satisfaction of a $15,953 obligation to NexVue Information Systems for services rendered to the Company. No sales commissions were paid in connection with such transaction. The shares were issued in reliance upon the exemption from registration provided by Section 4 (2) of the Securities Act.

In May 2003, the Company entered into a consulting agreement with Spencer Trask Ventures, Inc.

("Spencer Trask") whereby Spencer Trask will render services to the Company as its corporate finance consultant, financial advisor and investment banker. As compensation for such services, the Company issued 83,333 shares of common stock to Spencer Trask. These shares were issued in reliance upon the exemption from registration provided by Section 4 (2) of the Securities Act.

In May 2003, the Company in consideration of $358,000 issued 3.58 units consisting of convertible notes and warrants to purchase common stock ("May Units") to 8 accredited investors. Each May Unit consists of a $100,000 convertible note and a warrant to purchase 33,333 shares of the Company's common stock. The convertible notes bear interest at 8% per annum, are convertible into the Company's common stock at $4.464 (the average of the closing bid prices of the Company's common stock for the 5 days prior to the closing of the transaction) per share and were to mature on the earlier of November 19, 2003 or the closing of an equity placement of not less than $3 million. The warrants are exercisable at $4.464 per share and expire on May 19, 2006. In June 2003, the Company in consideration of $1,142,000 issued 11.42 units ("June Units") [each May or June Unit referred individually as a "Unit"] to 20 accredited investors. Each June Unit also consists of a $100,000 convertible note and a warrant to purchase 33,333 shares of the Company's common stock. The convertible notes bear interest at 8% per annum, are convertible into the Company's common stock at $4.764 (the average of the closing bid prices of the Company's common stock for the 5 days prior to the closing of the transaction) per share and were to mature on the earlier of November 19, 2003 or the closing of an equity placement of not less than $3 million. The warrants are exercisable at $4.764 per share and expire on June 13, 2006. Spencer Trask, Steven B. Rosner and Richard Berland, each an accredited investor, acted as finders for this transaction. As consideration therefor, the finders received their proportionate share of a cash fee of $150,000, or 10% of the aggregate purchase price of the Units sold and
(i) Unit Purchase Warrants to purchase an aggregate of three Units ("Unit Purchase Warrant") and (ii) 5,556 shares of unregistered common stock per Unit sold. Each Unit Purchase Warrant entitles the holder to purchase one Unit, for the price of $100,000 per Unit through June 13, 2008. In addition, Spencer Trask received a non-accountable expense allowance of $45,000, or 3% of the aggregate proceeds of all Units sold in the offerings. These convertible notes, shares and warrants were issued in reliance upon the exemption from registration provided by Section 4 (2) of the Securities Act.

On September 16, 2003, SmartServ issued 7.4 Units in a financing transaction consisting of an offering of up to 12 Units comprised of a $50,000 convertible note and a warrant to purchase 16,667 shares of SmartServ's common stock. On September 19, 2003, SmartServ issued the remaining 4.6 Units of the financing transaction (collectively the "September Transaction"). The Units were sold to accredited investors for an aggregate of $600,000. Holders of the notes have the right to convert the notes into shares of common stock at a price equal to $1.896 per share for the notes issued on September 16, 2003 and $1.920 per share for the notes issued on September 19, 2003. The maturity date of the notes was to be the earlier of November 19, 2003 or the completion of an equity placement of at least $3 million, at which time the notes will automatically convert into the equity placement. Holders of the warrants have the right to exercise the warrants into shares of common stock at a price equal to $1.500 per share. Finders' compensation to Spencer Trask and Richard Berland, each an accredited investor, for the September Transaction consisted of (i) a cash fee of $60,000, or 10% of the aggregate purchase price of all of the Units; (ii) warrants to purchase a number of shares of common stock equal to 20% of the shares of common stock underlying the securities in the Units sold and (iii) 2,778 shares of unregistered common stock per Unit sold. In addition, Spencer Trask received a non-accountable expense allowance of $18,000, or 3% of the aggregate proceeds of all Units sold in the September Transaction. All of the notes and the warrants have full ratchet anti-dilution protection.

The September Transaction required the consent of Global, the holder of $1.25 million of SmartServ's convertible notes issued in February and April 2003, and of 51% or more of the holders of SmartServ's $1.5 million convertible notes issued in connection with the bridge financings in May and June 2003. As an inducement to obtain their consent, such holders received (a) a change in the conversion price of their convertible notes equal to the lowest conversion price of the notes issued in the September financings ($1.896 per share) and (b) an increase in the number of shares purchasable pursuant to the warrant to reflect a full ratchet dilution formula with a decrease in the exercise price of the warrants to the exercise price of the warrants issued in the September Transaction ($1.500). Such amendment, as it pertains to the holders of convertible notes issued in the May and June 2003 bridge financings, became effective on November 25, 2003, the effective date of a one-for-six reverse stock split.

Additionally, in November 2003, the Company, as an inducement to extend the maturity date of the notes issued in May, June and September 2003 from November 19, 2003 to February 19, 2004, offered the noteholders a warrant to purchase additional shares of common stock in an amount equal to 25% of the number of shares into which the notes purchased in the Unit are convertible. We have received written consents to extend the maturity date from holders of $1,865,000 of the notes and expect to receive the consent from the holders of the remaining $235,000 notes. If we do not receive the additional consents, we may be in default of our obligation under the notes.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

         4.1 Form of Warrant for the Investors in the September 2003 Placement (the "September Investors")

         4.2 Form of Registration Rights Agreement between SmartServ and the September Investors

         4.3 Form of Warrant for the Investors in the November 2003 Placement (the "November Investors")

         4.4 Form of Registration Rights Agreement between SmartServ and the November Investors

         10.1 Form of Securities Purchase Agreement between SmartServ and the September Investors

         10.2     Form of Convertible Debenture for the September Investors

         10.3 Form of Securities Purchase Agreement between SmartServ and the November Investors

         10.4     Form of Convertible Debenture for the November Investors

         10.5     Separation   Agreement  between  SmartServ  and  Sebastian  E.
                  Cassetta

         10.6     Separation Agreement between SmartServ and Mario Rossi

         31.1 Certification required by Section 15d-14(a) of the Rules and Regulations under the Securities Exchange Act of 1934

         31.2 Certification required by Section 15d-14(a) of the Rules and Regulations under the Securities Exchange Act of 1934

         32.1     Certification required by 18 U.S.C. Section 1350


(b)      REPORTS ON FORM 8-K

         On August 29, 2003, the Company filed a report on Form 8-K under Items 5 and 7 thereof referencing a press release dated August 28, 2003, announcing the appointment of L. Scott Perry as Chairman of the Board of Directors and Robert Pons as Interim Chief Executive Officer and a director.

         On November 14, 2003, the Company filed a report on Form 8-K under Items 4 and 7 thereof, indicating that Ernst & Young LLP resigned as SmartServ's independent auditor.

         On December 2, 2003, the Company filed a report on Form 8-K under Item 4 thereof, indicating that Grant Thornton LLP had been appointed as SmartServ's independent auditor.

                             SMARTSERV ONLINE, INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  SmartServ Online, Inc.
                                  (Registrant)

                                  By:

Date: December 11, 2003           /S/  ROBERT M. PONS
      -----------------           ----------------------------------------------
                                 Robert M. Pons
                                 Interim Chief Executive Officer

Date: December 11, 2003          /S/  THOMAS W. HALLER
      -----------------          -----------------------------------------------
                                 Thomas W. Haller
                                 Sr. Vice  President,  Chief Financial Officer,
                                 Treasurer