Form 10KSB
period 2003-12-31
SMARTSERV ONLINE INC
filed 2004-04-13
CIK 1005698

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 FOR THE FISCAL YEAR ENDED December 31, 2003

[ ]  Transition   report   pursuant  to  section  13 or 15(d) of the  Securities
     Exchange Act of 1934 for the transition period from       to

                         Commission file number 0-28008
                                                -------

                             SmartServ Online, Inc.
                             ----------------------
                 (Name of Small Business Issuer in its Charter)

           Delaware                                     13-3750708
  ----------------------------              ------------------------------------
  (State or other jurisdiction              (I.R.S. employer identification no.)
of incorporation or organization)

2250 Butler Pike, Suite 150, Plymouth Meeting, Pennsylvania             19462
-----------------------------------------------------------             -----
       (Address of principal executive offices)                       (Zip Code)
  Metro Center, One Station Place, Stamford, Connecticut                06902
    (Former Address of principal executive offices)


Issuer's telephone number, including area code (610) 397-0689
                                               --------------

Securities registered pursuant to Section 12(b) of the Exchange Act:  None
                                                                      ----

Securities registered pursuant to Section 12(g) of the Exchange Act:

                               Title of each class
                               -------------------

                          Common Stock, $0.06 Par Value

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this Form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ____

Issuer's revenues for the fiscal year ended December 31, 2003.    $709,388

The aggregate market value of the voting and non-voting common equity (based on the closing price of such stock on the OTC Bulletin Board) held by non-affiliates of the issuer as of March 15, 2004 was approximately $9,127,000. All officers and directors of the Issuer have been deemed, solely for the purpose of the foregoing calculation, to be "affiliates" of the issuer.

There were 2,842,630 shares of Common Stock outstanding at March 15, 2004.

                       Documents Incorporated by Reference

                                      None

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT     YES        NO    X
                                                     ------      ------

                                TABLE OF CONTENTS

Item                                                                        Page
----                                                                        ----

Part I

1.       Description of Business                                              1
2.       Description of Property                                              7
3.       Legal Proceedings                                                    7
4.       Submission of Matters to a Vote of Security Holders                  7

Part II

5.       Market for Common Equity, Related Stockholder Matters                8
         and Small Business Issuer Purchases of Equity Securities
6.       Management's Discussion and Analysis or Plan of Operations          10
7.       Financial Statements                                                26
8.       Changes in and Disagreements With Accountants on Accounting
         and Financial Disclosure                                            54
8A.      Controls and Procedures                                             55

Part III

9.       Directors, Executive Officers, Promoters and Control Persons;       55
         Compliance with Section 16(a) of the Exchange Act
10.      Executive Compensation                                              58
11.      Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters                                     61
12.      Certain Relationships and Related Transactions                      64
13.      Exhibits and Reports on Form 8-K                                    66
14.      Principal Accountant Fees and Services                              69

                                     Part I


Item 1.    Description of Business
-------

Company Overview
----------------

We design, develop and distribute software and services that enable the delivery to wireless devices of various content, with special emphasis on cell phones. The content which we provide includes premium content such as ringtones, images and games, and dynamic changing content such as horoscopes, lottery results and weather reports. Historically, we have licensed our applications, content, and related services to wireless carriers and enterprises. We have revenue sharing license agreements with wireless carriers such as Verizon Wireless, AT&T Wireless, Nextel, and ALLTEL Wireless, that allow us to deliver our services and branded content to a wide base of consumer cell phone users. For enterprises, we have in the past offered solutions that deliver financial market data, proprietary internal documents and other useful information to mobile workers, although this no longer comprises a core part of our business or strategy.

During February, 2004, we acquired the business of an early stage company, nReach, Inc., to increase our focused offerings of products and services to the cell phone industry. nReach is a wireless content distribution company that offers a broad portfolio of popular mass-market cell phone content including ringtones, games, and on-device images both direct to the consumer and through wireless carriers. This company may provide us with access to a large number of consumers through its existing marketing arrangements with large retailers including Best Buy and Radio Shack. nReach has an arrangement with Merit Industries, a manufacturer of touch-screen entertainment devices, to introduce self-serve mobile content vending machines capable of delivering nReach's ringtones, images and games. Prior to our acquisition, nReach had minimal revenues and incurred a significant loss in 2003.

We have since our inception earned limited revenues and incurred substantial recurring operating losses, including net losses of $17,537,775 for the twelve month period ended December 31, 2003, net losses of $8,037,173 and $14,819,860 for the years ended December 31, 2002 and 2001, respectively, and net losses of $30,993,559 and $7,124,126 for the years ended June 30, 2000 and 1999, respectively. Additionally, we had an accumulated deficit of $90,396,781 at December 31, 2003.

In May 2002, we commenced an effort to realign our infrastructure and related overhead to correlate with reductions in projected revenue. As part of this effort, we closed our UK and Hong Kong sales offices and downsized our domestic operations through staff reductions to a level sufficient to support our projected operations. During 2003, we continued to reduce our cost structure through the termination of additional personnel and the relocation of our headquarters to Plymouth Meeting, Pennsylvania. Personnel headcount was reduced from 66 in May 2002 to the level of 20 as of March 15, 2004 (including nReach employees). These efforts have reduced our average monthly operating expenses from approximately $1,090,000 in July 2002 to approximately $370,000 as of March 2004 (including operating expenses of nReach), excluding noncash stock compensation, depreciation and amortization. We anticipate that our monthly operating expenses will increase during 2004 due to the working capital requirements of the business of nReach, as well as related to expansion of marketing and business development efforts for all of our products and services and increased corporate overhead. We also anticipate using a significant portion of our working capital to settle our accounts payable, which accounts payable were approximately $1,700,000 as of December 31, 2003.

We are incorporated in the State of Delaware. We commenced operations in August 1993, and had our initial public offering in March, 1996. In this report, unless the context otherwise requires, the terms "we", "us", "our", "the Company" and "SmartServ" refer to SmartServ Online, Inc. and its subsidiaries. References to nReach refer to nReach, Inc. (a wholly owned subsidiary of SmartServ Online, Inc.) and its subsidiaries. We completed a one-for-six reverse stock split effective November 25, 2003. Unless otherwise noted, descriptions of shareholdings and convertible securities reflect such one-for-six reverse stock split.

Industry Overview
-----------------

We believe that the wireless application market is evolving. The changing business needs of wireless carriers and enterprises and consumers combined with advances in wireless technology have created a market for the types of applications offered by us and other companies. Furthermore, consumers have shown a willingness to pay for well-targeted wireless applications that provide premium content and dynamic changing information.

Wireless carriers are working to increase average revenue per unit (ARPU) and enhance their return on investment for the billions of dollars they have spent and continue to spend on network upgrades and spectrum licenses. These carriers have identified wireless applications as a way to improve both their top-line revenue and profitability. Wireless applications can improve ARPU, increase customer loyalty through the use of branded products and services and financially justify the large investments in data networks.

Carriers have adopted wireless data platforms that allow users to download applications to their mobile phones facilitating a better overall user experience than WAP (Wireless Application Protocol) browsers can provide. As an example, Verizon Wireless has adopted BREW (Binary Runtime Environment for Wireless) while AT&T Wireless and Sprint PCS have adopted the J2ME (Java 2 Micro Edition) platform. Both platforms allow the carriers and the application developers to generate subscription, download and usage revenue from wireless subscribers. We develop our client-side applications for both BREW and J2ME environments.

We believe that the evolution of the cellular industry is at an important turning point, where both consumers and businesses are expecting more functionality and features from both their cell phones and their cellular carriers. This expectation is being driven by a number of industry trends including highly competitive pricing packages, newer and more functional cell phones and mobile devices, and the customers' ability to take their cell phone number with them to a new carrier that offers them more value than the incumbent. Competition in this environment is moving from differentiation based on network coverage or minute rates to one based on enhanced features and services. We believe that as carriers' network coverage, quality of service, and pricing plans become more-or-less equal, cell phone customers will choose a carrier based principally on the suite of premium content and applications that are included with its service. This environment will provide an opportunity for us to exploit our current and planned content assets and delivery capabilities, developed over the past nine years.

Strategy
--------

We are building, through acquisition and through internal development, a wide array of content that will continue to be offered through traditional carrier-based distribution channels as well as through bundled offerings with pre-paid voice minutes. The content offered or to be offered through the SmartServ platforms consists of:

     o Premium content, such as ring tones, images and games, that are periodically delivered and reside on the mobile device; and
     o Dynamic mobile applications, where the information or data content is frequently changing and therefore frequently delivered to the mobile device.

While we expect to retain and grow our revenues derived through existing channels, we believe that there is a substantial opportunity to grow additional revenue through the bundling of our existing and planned future premium content with voice services in ways targeted to specific segments of the consumer market. Providing a set of products that bundle cell phone airtime with premium content, such as ringtones, images and games, delivered through our current technology infrastructure is how we plan to enter the emerging market for reselling wireless airtime. We also believe there is the opportunity to grow revenues through the introduction and deployment of the self-serve mobile content vending machines. We intend to locate such vending machines at wireless retailers, electronics stores, airports, train stations and restaurants.

Our immediate focus will be on finding channels to market to specific segments of consumers within the pre-paid wireless marketplace. The rapidly expanding pre-paid market parallels the track taken a decade ago for pre-paid long distance, but has an expanded reach since pre-paid wireless users can completely avoid the monthly costs for a traditional home landline telephone.

We plan to establish new brands delivering voice services together with simple, easy to use bundled content and applications that will provide a unique and sought after product for our targeted market segments. By providing unique and differentiated value, our goal is to attain a profitable leadership position supported by long-term customer loyalty. We plan to offer basic voice service by reselling airtime at retail rates by means of wholesale airtime purchase agreements with one or more major carriers. Content and applications will be a combination of our proprietary content, developed by us, and licensed content provided by third party content developers. All content and applications will be delivered by our wireless applications delivery technology and data center infrastructure. Consistent and effective brand communications are planned in order to build awareness of "the wireless service built for you" within our targeted markets. We may provide our premium content to other resellers of cell phone airtime who want to bundle our premium content on an OEM basis with their product or service. This will depend on whether it is financially and commercially feasible for us to work with other resellers and whether it will expedite the offering of our premium content to consumers on terms which are financially advantageous to us.

We have already begun the process of deploying these bundled products to market. In December 2003 we conducted a retail store trial sale of the SmartServ Toro Card Pack designed for Hispanic users who have prepaid cell phone service. Included in this product was a prepaid airtime card for use with most carriers and a Toro Card that entitled the purchaser, at no extra charge, to receive from us three Spanish-music ring tones, and horoscopes and lottery information in Spanish. Following this trial of the Toro product, we expect to continue to implement this concept.

We plan to conduct market analyses to identify consumer and business segments that can be better served by customized content and application packages. Consumer segments that have sufficient size, growth potential, and for which we can attain a leading position through our market penetration strategy, will be targeted for near-term development. Our goal is to enter this area initially through the internet, and then expand into other channels. There can be no assurance that such market segments will favorably respond to our products and services, or that we will have sufficient resources to pay the costs and expenses to launch our products and services into such market segments.

Ringtones, Images, and Games
----------------------------

We believe that the ability to provide certain types of premium content including ringtones, images, and games offers a substantial revenue opportunity. Moreover, this type of content will play a prominent role in the bundling of premium content with voice services that, as previously discussed, forms a substantial part of our future plan. nReach provides us with a portfolio of premium content that is intended to be a foundation to acquire licenses for similar content with consumer appeal. nReach currently has licensed content for ringtones from brands including American Idol, The Matrix, Eminem, Britney Spears, 50 Cent, The Beatles, Elvis Presley, 2Pac, Snoop Dogg, Frank Sinatra, NSYNC, Star Trek, and Faith Hill. nReach's products also broaden our premium content offerings with downloadable games including Tom Clancy's Splinter Cell, Black Jack, Video Poker, Rayman Golf Bowling, and Solitaire. Additionally, nReach has licensed a large catalog of popular cell-phone background images ranging from landscapes, cartoons, and sports graphics to images from popular consumer magazines such as Maxim.

Dynamic Mobile Applications
---------------------------

We are marketing a portfolio of dynamic mobile applications. These include:

     o    Horoscopes
     o    Lottery results
     o    Weather reports

     o    Lifestyle news and information
     o    Stock quotes
     o    Stock watch lists
     o    Financial portfolio information

Most of our dynamic content products are branded and are summarized below:

     AstroCom Zodiac. AstroCom Zodiac delivers daily romance, career, family, life, health and inspirational readings. Horoscopes are written by leading astrologers.

     Lottery USA. Lottery USA provides the latest lottery results, jackpot updates and drawing dates. The user can set his personal preferences and see the results of favorite games automatically or he may search by state, game and date.

     Area Weather. Area Weather has animated forecast icons and is easy to use and customize. Users can save their preferences to instantly produce weather reports for their favorite places. Content is provided by Meteorlogix, formed by the consolidation of three weather-service leaders: b2b provider DTN Weather Services, broadcast media weather graphics expert Kavouras, and long-range forecaster and climate predictor Weather Services Corporation.

     BusinessWeek Online. BusinessWeek Online is a wireless financial application that provides news stories and proprietary content from BusinessWeek Online, while also providing stock quotes, company news, watch lists and stock day charts.


Technology Platform
-------------------

Our content and application delivery technology is comprised of an integrated array of hardware, real-time network connections, and a suite of custom software code that provide a fast, reliable, and reusable solution for the delivery of data to mobile devices such as cell phones.

Today, mobile application technology is rapidly evolving along several discrete and competing paths. Some carriers have begun to deploy devices that use the J2ME mobile Java framework from Sun Microsystems, Inc. for their applications. Other carriers are placing heavy investments behind Qualcomm's BREW (Binary Runtime Environment for Wireless) development framework. Yet other carriers are relying on WAP (Web Access Protocol) or MMS messaging extensions to deliver application content. This complex array of end-user application technologies has historically meant that application developers needed to pick and choose among them. A single application could not work on all carriers and mobile devices. We have greatly reduced the complexity of this problem by building a device-independent middleware platform. Our middleware translates user interactions with complex back-end logic and data feeds into a set of formats that can be delivered to virtually all mobile devices. Using this approach, although "thin" clients are still built in BREW, J2ME or WAP, our platform allows the majority of each application's complexity to be built in common back-end code shared across all of these platforms.

Wireless carriers and service providers require that the back-end services that deliver content and applications be reliably available on a 24/7 basis. We host our applications in a data center that features carrier-grade fault tolerance and redundancy. Every critical hardware and software system in the SmartServ platform is designed to be redundant. From a hardware perspective, our platform is able to maintain its uptime because of our substantial investment in redundant power sources, middleware and application servers that mirror one another, and fault-tolerant storage arrays. No single point of failure exists in our hardware platform. From a software perspective, our platform provides internal staff and interested application partners with a set of monitoring tools that provide real-time information about our data center's status. Additionally, we have built an application deployment process that allows new applications and application upgrades to be distributed with little or no downtime.

Competition and Competitive Risk
--------------------------------

The market for wireless information services and application development is highly competitive and subject to rapid technological change, shifting consumer preferences and frequent new service introductions. We face competition from a number of businesses that deliver similar services through personal computers and mobile devices in three major categories: (1) wireless infrastructure solution providers targeting wireless carriers, (2) wireless application developers targeting wireless carriers, and (3) wireless application service providers targeting enterprise businesses. Wireless application developers such as InfoSpace, HillCast Technologies, and Digital Orchid offer competing finance, news and content applications using WAP, Java and/or BREW to subscribers of wireless carriers for access on their mobile phones. Infrastructure providers such as Cellmania, ActiveSky and Mforma provide platform solutions to wireless carriers enabling the carriers to more easily provide content applications, games and ringtones to their subscribers. Wireless application service providers such as Aether Systems, Inc., 724 Solutions, Inc. and Semotus Solutions compete with SmartServ in developing and hosting wireless applications for enterprise businesses.

We expect competition to increase from existing competitors and from new competitors, possibly including wireless telecommunications companies. Many of our competitors and potential competitors have substantially greater financial, marketing and technical resources. Increased competition in the market for our services could limit our ability to expand and have a material adverse effect on our business.

The content provided through our applications and infrastructure is generally purchased through non-exclusive distribution agreements. While we are not dependent upon any one content provider, existing and potential competitors may enter into agreements with these and other such providers and thereby acquire the ability to deliver online information and transactional services substantially similar to those provided by us. Additionally, there are a relatively small number of information providers that control pricing and access to information.

The  principal  competitive  factors  in both  the Web and  wireless  industries include content, product features and quality, ease of use, access to distribution channels, brand recognition, reliability and price. Our strategy of establishing alliances with strategic marketing partners and our ability to provide what we believe to be unique applications and infrastructure may enable us to compete effectively.

Our entry into the prepaid wireless reseller business also presents competitive challenges. The facilities-less wireless reseller business in the US is relatively new. Recent developments in the industry have changed the economics of the reseller market, including pre-paid services.

Until recently, the major wireless carriers had been concentrating on managing the capital expense issues involved in deploying their networks to provide broad nationwide coverage. Their main focus was on getting the coverage they needed to make the service reliable and scaleable for the mass market. As a result, anyone interested in becoming a reseller had to pay very high wholesale prices to those carriers. Now, because of improved network technologies and better coverage, many carriers have excess capacity and wholesale airtime rates are getting lower. This natural industry progression is similar to the evolutionary changes that have occurred in Europe where resellers in Europe have a significant market share.

The pre-paid market is also fairly new. Only recently have Verizon and AT&T launched their own pre-paid services called Free-Up and Go-Phone, respectively. The promotional campaigns for these services, however, tend to emphasize the main brand rather than the pre-paid service brand. Sprint has also recently launched a pre-paid service, and Sprint has a financial stake in Virgin Mobile.

Virgin Mobile and TracFone have been the most visible of the wireless resellers in the U.S. pre-paid business. Virgin has been attacking the youth segment with a simple pricing plan and a promotion of its strong content affiliation with MTV.

TracFone Wireless, Inc., a subsidiary of Mexico's dominant wireless carrier America Movil, has been in business in the U.S. for several years. It has primarily targeted under-banked and credit risk customers with a simple pre-paid model. Its edge at this point is in distribution, and TracFone phones and prepaid airtime cards are being sold by many major retailers, including Wal-Mart and Best Buy.

We also face competition from the wireless carriers themselves, all of whom offer prepaid wireless services, and separately, mobile applications. So far, however, the carriers have not made any significant efforts in marketing bundled pre-paid voice and content services.

Proprietary Rights
------------------

Although we do not currently hold any patents, we have filed a patent application seeking a patent for our own "device agnostic" information and transaction platform, made up of our W2W MiddlewareTM and our content and processing engines. This platform is comprised of the W2W MiddlewareTM, based on the Windows NT operating system and the authorization, quote, news and transaction engines, based on Hewlett-Packard Company's Unix operating system and Oracle Corp.'s version 9i parallel server database. This platform supports a wide array of browsers operating on wireless and wired networks and seamlessly integrates real-time data and transaction capabilities, such as stock trade order routing and m-commerce services, into a user-friendly services interface.

We rely upon a combination of contract provisions and trade secret, patent, trademark and copyright laws to protect its proprietary rights. We license the use of its services under agreements that contain terms and conditions prohibiting the unauthorized use or reproduction of its software and services. Although we intend to protect our rights vigorously, there can be no assurance that any of the foregoing measures will be successful.

We believe that none of our products, services, trademarks, or other proprietary rights infringe on the proprietary rights of third parties. However, there can be no assurance that third parties will not assert infringement claims against us with respect to current features, content or services or that any such assertion may not require us to enter into royalty arrangements or result in litigation.

Government Regulation
---------------------

We are not currently subject to direct regulation other than federal and state regulation generally applicable to businesses. However, the current and future regulatory environment relating to the telecommunications and media industry could have an effect on our business, including transborder data flow regulations, regulatory changes which directly or indirectly affect telecommunication costs or increase the likelihood or scope of competition from regional telephone companies. Additionally, legislative proposals from international, federal and state governmental bodies in the areas of content regulation, intellectual property and privacy rights, as well as federal and state tax issues could impose additional regulations and obligations upon all service providers. We cannot predict the likelihood that any such legislation will pass, or the financial impact, if any, the resulting regulation or taxation may have on us.

Moreover, the relevance to application service providers of existing laws governing issues such as intellectual property ownership, libel and personal privacy is uncertain. The use of the Internet for illegal activities has increased public focus and could lead to increased pressure on legislatures to impose regulations on application service providers such as us. The law relating to the liability of online service companies for information carried on or disseminated through their systems is currently unsettled. If an action were to be initiated against us, the costs incurred as a result of such action could have a material adverse effect on our business.

Employees
---------

As of March 15, 2004, SmartServ employed 20 people (including 8 nReach employees in Lakewood, Colorado), all of whom were employed in the United States. SmartServ anticipates that staffing requirements associated with the implementation of its plan of operation will require the addition of approximately 3 people during the year ending December 31, 2004. No SmartServ employee is covered by a collective bargaining agreement, and the Company believes that its relationship with its employees is satisfactory.

Item 2.    Description of Property
-------

We occupy approximately 4,400 square feet in a leased facility located in Plymouth Meeting, Pennsylvania. This is our headquarters and the lease expires in September 2007. nReach occupies approximately 4,077 square feet in a leased facility located in Lakewood, Colorado. The lease expires on July 31, 2007.

Item 3.    Legal Proceedings
-------

On or about February 29, 2000, Commonwealth Associates, L.P. ("Commonwealth") filed a complaint against us in the Supreme Court of the State of New York, County of New York. The complaint alleged that in August of 1999, Commonwealth entered into an engagement letter with us that provided for a nonrefundable fee to Commonwealth of $15,000 payable in cash or common stock at our option. The complaint alleged that we elected to pay the fee in stock and, as a result, Commonwealth sought 13,333 shares of common stock or at least $1,770,000 together with interest and costs. In our defense, we denied that we elected to pay in stock. On March 4, 2003, we received a favorable decision in this matter after a trial held in the Supreme Court of the State of New York. The decision holds that, consistent with our defense, we are required to pay Commonwealth a retainer fee of only $13,439, plus interest and certain costs. Commonwealth's time to appeal has not yet expired because a notice to enter the judgment has not yet been filed by either party. While we intend to vigorously defend any appeal of the decision in the Commonwealth matter, the unfavorable outcome of such an appeal could have a material adverse effect on our financial condition, results of operations and cash flows.

In August of 2003, we entered into a Stipulation of Arbitration with Brauning Inc., Mike Silva and Todd Peterson, former consultants to us (collectively, the "Claimants"), pursuant to which we and the Claimants agreed to resolve, in a binding arbitration proceeding, the Claimants' demand for damages resulting from an alleged breach of contract and a failure by us to timely register the shares of common stock underlying certain consulting warrants issued by us to the Claimants. Although we believe that the shares underlying the warrants were timely registered, and that the Claimants demand is without merit, we have reached an agreement to settle this matter in order to avoid the uncertainties of litigation. Under the terms of the settlement agreement, dated February 27, 2004, we are issuing 60,000 shares of our common stock in satisfaction of the claim, and we have paid Claimants $45,000 for certain wireless industry consulting reports. We also granted registration rights to the recipients of such 60,000 shares.

On or about March 22, 2004, Jenkens & Gilchrist Parker Chapin, LLP, our former legal counsel, filed a complaint against us in the Supreme Court of the State of New York, County of New York. The complaint seeks payment of unpaid invoices for legal services in the amount of $599,244. While we intend to vigorously defend such lawsuit, an unfavorable outcome could have a material adverse effect on our financial condition, results of operation and cash flows.

Item 4.    Submission of Matters to a Vote of Security Holders
-------

We held a Special Meeting of Stockholders on November 5, 2003 to consider the approval of an amendment to our Amended and Restated Certificate of Incorporation to effect a one-for-six reverse stock split of our common stock. The amendment was approved by the following vote of the holders of our common stock (based on pre-split shares):

    FOR             AGAINST          ABSTAINED            BROKER NON-VOTES
    ---             -------          ---------            ----------------

9,635,834           143,925           10,502                    -0-

                                     Part II

Item 5.    Market  for  Common  Equity,  Related  Stockholder  Matters and Small
-------    Business Issuer Purchases of Equity Securities

On June 27, 2003, our common stock, $.06 par value, commenced trading on the OTC Bulletin Board. Quotations from the OTC Bulletin Board (OTC: SSRV) reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not represent actual transactions.

From August 20, 2002 to June 26, 2003 our common stock traded on the Nasdaq SmallCap Market as SSOL. Prior thereto, our common stock was traded on the Nasdaq National Market as SSOL. In each instance, our common stock was de-listed from the applicable Nasdaq stock market for failure to meet the continued listing requirements.

The following table sets forth the high and low prices for the common stock during the periods indicated as reported by the Nasdaq National Market, the Nasdaq Smallcap Market and the OTC Bulletin Board, as applicable. All amounts reflect the one-for-six reverse stock split effective November 25, 2003.

                                                          Common Stock
                                                          ------------
                                                        High             Low
                                                        ----             ---

            Year Ended December 31, 2003
            ----------------------------
            First Quarter                               $5.700           $5.580
            Second Quarter                               3.060            2.820
            Third Quarter                                2.340            2.040
            Fourth Quarter                               1.400            1.320

            Year Ended December 31, 2002
            ----------------------------
            First Quarter                              $42.600          $28.980
            Second Quarter                              37.500            4.020
            Third Quarter                               13.560            3.600
            Fourth Quarter                              12.360            6.360

As of March 15, 2004, we had 2,842,630 shares of common stock outstanding held by 140 record holders.

We have never paid a cash dividend on our common stock. It is our present policy to retain earnings, if any, to finance the development and growth of our business. Accordingly, we do not anticipate that cash dividends will be paid on our common stock until our earnings and financial condition justify such dividends, and there can be no assurance that we can achieve such earnings. The terms of our Series A convertible preferred stock provide that no dividends can be paid on our common stock unless an equal or greater dividend is paid on the preferred stock and all accrued and unpaid dividends on the preferred stock have been paid. The Series A receives dividends at the rate of 8% per year payable quarterly in cash or, in our sole discretion, in registered shares of our common stock.

Recent Sales of Unregistered Securities

At the time of issuance, each investor or recipient of unregistered securities was either an accredited investor or a sophisticated investor. Each investor had access to our most recent Form 10-KSB, all quarterly and periodic reports filed subsequent to such Form 10-KSB and our most recent proxy materials.

In August 2003, we entered into a consulting agreement with Robert Pons whereby Mr. Pons rendered consulting services related to our business activities, strategic planning, and market research and strategic due diligence on proposed business opportunities. This was prior to Mr. Pons becoming our Chief Executive Officer in January 2004. As partial compensation for such consulting services, we issued warrants to purchase 50,000 shares of common stock to Mr. Pons, which warrants expire in August 2008 and are convertible at the price of $2.04 per share. The warrants became exercisable in December 2003. These warrants were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended ("Securities Act").

In August 2003, we entered into a consulting agreement with Timothy Wenhold whereby Mr. Wenhold rendered consulting services to us related to our business activities, including technology and operations. This was prior to Mr. Wenhold becoming our Chief Operating Officer in March 2004. As partial compensation for such services, we issued warrants to purchase 8,333 shares of common stock to Mr. Wenhold, which warrants expire in August 2008 and are convertible at the price of $2.04 per share. The warrants became exercisable in August 2004. These shares were issued in reliance upon the exemption from registration provided by
Section 4(2) of the Securities Act.

On November 11, 2003, we issued 18 Units in a financing transaction comprised of a $50,000 convertible note ("November Notes") and a warrant ("November Warrant") to purchase 16,667 shares of our common stock. The Units were sold to 20 accredited investors for an aggregate of $900,000. Holders of the November Notes had the right to convert the November Notes into shares of common stock at a price equal to $2.10 per share. The maturity date of the November Notes was the earlier of December 19, 2003 or the completion of an equity placement of at least $3 million, at which time the November Notes would automatically convert into, and on the same terms as, the equity placement. Holders of the November Warrants have the right to exercise the November Warrants into shares of common stock at a price equal to $1.50 per share. Finders' compensation to Spencer Trask Ventures, Inc. and Richard Berland consisted of (i) a cash fee of $90,000, or 10% of the aggregate purchase price of all of the Units, (ii) warrants to purchase a number of shares of common stock equal to 20% of the shares of common stock underlying the securities in the Units sold, and (iii) 2,778 shares of unregistered common stock per Unit sold. In addition, Spencer Trask received a non-accountable expense allowance of $27,000, or 3% of the aggregate proceeds of all Units sold in the November transaction. All of the November Notes and the November Warrants have full ratchet anti-dilution protection. In December 2003, the Company, as an inducement to extend the maturity date of the notes to February 19, 2004, offered the noteholders a warrant to purchase additional shares of common stock in an amount equal to 25% of the number of shares into which the notes purchased in the Unit are convertible. This resulted in the grant of warrants to purchase 107,155 additional shares of common stock in the aggregate. The November Notes, the November Warrants, the additional warrants issued in December 2003 to extend the term, and the warrants and common stock issued to the finders were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act. Following the first closing of the private offering of investment Units in February 2004 ("2004 Private Placement") which exceeded the $3,000,000 threshold, the November Notes (principal and accrued interest) were automatically converted into the Units issued in connection with the 2004 Private Placement. See "Management's
Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for details regarding the 2004 Private Placement.

In November 2003, as an inducement to extend the maturity date of the various convertible notes issued in May, June and September 2003 from November 19, 2003 to February 19, 2004, we offered these noteholders a warrant to purchase additional shares of common stock in an amount equal to 25% of the warrants purchased in the Unit initially acquired. This resulted in the grant of warrants to purchase 276,520 additional shares of common stock in the aggregate. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for a description of the convertible notes issued in the May, June and September 2003 bridge financings. These additional warrants were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act.

In connection with the sale of Units in the September 2003 bridge financing, we required the consent of Global Capital Funding Group, LP, the holder of $1.25 million of our convertible notes issued in February and April 2003, and of 51% or more of the holders of our $1.5 million convertible notes issued in connection with the bridge financings in May and June 2003. As an inducement to obtain their consent, such holders received (a) a change in the conversion price of their convertible notes equal to the lowest conversion price of the notes issued in the September financings ($1.896 per share) and (b) an increase in the number of shares purchasable pursuant to the warrant to reflect a full ratchet dilution formula with a decrease in the exercise price of the warrants to the exercise price of the warrants issued in the September financing ($1.50). Such amendment, as it pertains to the holders of convertible notes issued in the May and June 2003 bridge financings, was effective on November 25, 2003, coincident with the effective date of a one-for-six reverse stock split. These amendments to the existing warrants were made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act.

In November, 2003, in connection with the sale of Units in the November 2003 bridge financing and the sale of Units in the 2004 Private Placement, we required the consent of Global Capital Funding Group, LP. As an inducement to obtain its consent, we issued a warrant to purchase 16,667 shares of common stock at an exercise price of $2.40 per share. This warrant was issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act.

Item 6.    Management's Discussion and Analysis or Plan of Operations
-------

We design, develop and distribute software and services that enable the delivery to wireless devices of various content, with special emphasis on cell phones. The content which we provide includes premium content such as ringtones, images and games, and dynamic changing content such as horoscopes, lottery results and weather reports. Historically, we have licensed our applications, content, and related services to wireless carriers and enterprises. We have revenue sharing license agreements with wireless carriers such as Verizon Wireless, AT&T Wireless, Nextel, and ALLTEL Wireless, that allow us to deliver our services and branded content to a wide base of consumer cell phone users. For enterprises, we have in the past offered solutions that deliver financial market data, proprietary internal documents and other useful information to mobile workers, although this no longer comprises a core part of our business or strategy.

We have since our inception earned limited revenues and have incurred substantial recurring operating losses, including net losses of $17,537,775, $8,037,173 and $14,819,860 for the years ended December 31, 2003, 2002 and 2001, respectively, and net losses of $30,993,559 and $7,124,126 for the years ended June 30, 2000 and 1999, respectively. Additionally, we have an accumulated deficit of $90,396,781 at December 31, 2003.

Due to the substantial expenses and negative cash flows from operations that we have incurred, Ernst & Young LLP, in their report contained in our December 31, 2002 financial statements, indicated that there was a substantial doubt about our ability to continue as a going concern. However, in February 2004, we completed the closing of a $10 million private offering of investment Units consisting of shares of Series A Convertible Preferred Stock and warrants to purchase common stock ("2004 Private Placement"). We have used and expect to use the net proceeds of approximately $8,700,000 from this offering for repayment of outstanding obligations (including $1,391,500 that was used to repay Global Capital Funding Group, LP), completion of strategic acquisitions and general working capital. We believe we have sufficient working capital for the short term. It is likely we may require additional funds in the long term depending upon the growth of our revenues, our business strategy, the costs of any acquisitions and other factors.

We believe that the evolution of the cellular industry is at an important turning point, where both consumers and businesses are expecting more functionality and features from both their cell phones and their cellular carriers. This expectation is being driven by a number of industry trends including highly competitive pricing packages, newer and more functional cell phones and mobile devices, and the customers' ability to take their cell phone number with them to a new carrier that offers them more value than the incumbent. Competition in this environment appears to be moving from differentiation based on network coverage or minute rates to one based on enhanced features and services. We believe that as carriers' network coverage, quality of service, and pricing plans become more-or-less equal, cell phone customers will choose a carrier based principally on the suite of premium content and applications that are included with its service. This environment will provide an opportunity for us to exploit our current and planned content assets and delivery capabilities, developed over the past nine years.

To augment our capabilities, we acquired Colorado based nReach, Inc. on February 28, 2004 in exchange for 500,000 shares of our common stock, provided, if the value of such 500,000 shares immediately prior to June 1, 2004 is less than $900,000, we will issue up to 299,167 additional shares of our common stock with respect to such difference in value. We also agreed to an earnout schedule to pay up to an additional 916,667 shares of our common stock in the event we reach certain revenue targets within five fiscal quarters following the closing of this transaction at the rate of one share of our common stock for every dollar of our revenue in excess of $2,700,000 (the "Earnout Trigger") during such five fiscal quarters. In addition to the liabilities set forth in the financial statements of nReach, we assumed (i) ordinary course liabilities since November 30, 2003,
(ii) taxes accrued on earnings since December 31, 2002 which were not yet due and payable as of the closing date, (iii) expenses incurred to accountants and attorneys in the transaction not to exceed $25,000, and (iv) short term borrowings up to $75,000 due to an nReach shareholder. nReach, Inc., is a wireless content distribution company that offers a broad portfolio of popular mass-market cell phone content, including ringtones, games, and on-device images both direct to the consumer and through wireless carriers. This company may provide us with access to a large number of consumers through its existing marketing arrangements with large retailers including Best Buy and Radio Shack.

We are building, through acquisition and through internal development, a wide array of content that will continue to be offered through traditional carrier-based distribution channels as well as through bundled offerings with pre-paid voice minutes. The content offered or to be offered through the SmartServ platforms consists of:

     o Premium content, such as ring tones, images and games, that are periodically delivered and reside on the mobile device; and
     o Dynamic mobile applications, where the information or data content is frequently changing and therefore frequently delivered to the mobile device.

While we expect to retain and grow our revenues derived through existing channels, we believe that there is a substantial opportunity to grow additional revenue through the bundling of our existing and planned future premium content with voice services in ways targeted to specific segments of the consumer market. Providing a set of products that bundle cell phone airtime with premium content, such as ringtones, images and games, delivered through our current technology infrastructure is how we plan to enter the emerging market for reselling wireless airtime.

Our immediate focus will be on finding channels to market to specific segments of consumers within the pre-paid wireless marketplace. The rapidly expanding pre-paid market parallels the track taken a decade ago for pre-paid long distance, but has an expanded reach since pre-paid wireless users can completely avoid the monthly costs for a traditional home landline telephone.

While management believes that its new marketing strategies, as well as its carrier and enterprise relationships are important to our success, no assurance can be given that it will be able to implement its new marketing strategies or that its carrier and enterprise relationships will be successful in their marketing efforts or that SmartServ's products and services will be well received in the marketplace. We also expect to perform certain development projects during 2004 to enhance our product offerings, including development of mobile lifestyle BREW and J2ME applications.

As of  March  15,  2004,  SmartServ  employed  20  people  (including  8  nReach employees), all of whom were employed in the United States. SmartServ anticipates that staffing requirements associated with the implementation of its plan of operation will require the addition of approximately 3 people during the year ending December 31, 2004.

On November 24, 2003, the Company announced that its new trading symbol will be OTC:SSRV effective at market opening on November 25, 2003. This new trading symbol was assigned by NASD in conjunction with the Company's one-for-six reverse stock split, which also took effect on November 25, 2003. Under the reverse stock split, the Company's outstanding shares of common stock prior to the reverse split were exchanged for new shares of common stock at a ratio of one new share for every six pre-split shares. All of the Company's convertible securities, such as convertible debentures, stock options and warrants, were also subject to the reverse split. The Company's convertible securities are convertible or exercisable, as the case may be, at six times the price for one-sixth the number of shares into which such security was previously convertible or exercisable. All share amounts of common stock and convertible securities reported in this Form 10-KSB are adjusted for the split.

Selected Financial Data

                                            Year Ended December 31
                                        --------------------------------
                                           2003                  2002
                                        ------------         -----------
     Revenues                               $709,388            $195,817
                                        ------------         -----------
     Costs and expenses
        Operating Costs                   (6,882,722)        (13,713,110)
        Stock based                         (374,569)             80,295
         compensation
        Impairment of capital
         assets and capitalized
         software                         (1,548,473)                 --
                                        ------------         -----------

     Total costs and expenses             (8,805,764)        (13,632,815)
                                        ------------         -----------

     Loss from operations                 (8,096,376)        (13,436,998)
                                        ------------         -----------

     Net interest expense and            (10,121,221)           (279,436)
        other financing costs
     Gain from extinguishment of debt        305,822           5,679,261
     Insurance recovery                      374,000                  --
                                        ------------         -----------

     Net loss                           $(17,537,775)        $(8,037,173)
                                        ============         ===========

     Basic loss per share                     $(8.46)             $(6.01)
                                        ============         ===========

     Diluted loss per share/1/                $(8.46)             $(6.01)
                                        ============         ===========

     Weighted average shares               2,073,448           1,336,673
        outstanding - basic
                                        ============         ===========

     Weighted average shares               2,073,448           1,336,673
        outstanding - diluted/1/
                                        ============         ===========
     Balance Sheet Data:
     -------------------
     Total assets                           $836,685          $3,351,925
     Note payable                         $3,340,430            $500,000
     Accumulated deficit                $(90,396,781)       $(72,859,006)
     Stockholders' equity                $(5,469,387)           $173,299
         (deficiency)


----------
1 Outstanding employee stock options and other warrants to purchase an aggregate of 4,447,416 and 1,163,833 shares of common stock at December 31, 2003 and 2002, respectively, were not included in the computation of the diluted loss per share because either we reported a loss for the period or their exercise prices were greater than the average market price of the common stock and therefore would be antidilutive.

Year Ended December 31, 2003 versus Year Ended December 31, 2002

During the year ended December 31, 2003, we recorded revenues of $709,388, a 262% increase over revenues for the year ended December 31, 2002. Of such revenues, $263,000, $188,500, $136,300 and $108,000 were earned through our licensing agreements with Salomon Smith Barney, Qualcomm, CitiGroup Global and Wireless Retail Pins, respectively. We expect that during 2004, only one of such customers, Qualcomm, will continue to generate revenues for us. During the year ended December 31, 2002, we recorded revenues of $195,817. Of such revenues, $181,800 were earned through our licensing agreement with Salomon Smith Barney.

During the year ended December 31, 2003, we incurred costs of services of $2,732,571, a decrease of 51.4% over the year ended December 31, 2002. Such costs decreased primarily due to reductions in consulting costs incurred in connection with the development of our systems' architecture and application platform. Components of the costs of service category consist primarily of information and communication costs ($640,200), personnel costs ($1,142,600), computer hardware leases, depreciation and maintenance costs, and amortization expenses relating to capitalized software development costs ($800,586). During the year ended December 31, 2002, we incurred costs of services of $5,620,994. Components of these costs consisted primarily of information and communication costs ($509,700), personnel costs ($2,652,100), computer hardware leases, depreciation and maintenance costs ($1,773,500), facilities ($315,700) and amortization expenses relating to capitalized software development costs ($271,700). During the year ended December 31, 2003 and 2002, we capitalized $-0- and $185,895, respectively, of development costs in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" ("Statement No. 86").

During the year ended December 31, 2003, we incurred sales and marketing expenses of $460,836, a decrease of 84.7% over $3,003,834 incurred for the year ended December 31, 2002. Such costs decreased primarily due to travel and personnel reductions associated with the closing of our Hong Kong and London sales offices, U.S. personnel reductions and reductions in marketing consultants' costs. Components of the sales and marketing category consist primarily of personnel costs ($333,700), marketing consultants ($51,700), advertising ($18,100) and travel ($39,900). During the year ended December 31, 2002, components of the sales and marketing category consist primarily of personnel costs ($1,698,200), marketing consultants ($209,600), advertising ($613,500) and travel ($247,700).

During the year ended December 31, 2003, we incurred general and administrative expenses of $3,335,109, a decrease of 24.6% over the year ended December 31, 2002. Such costs decreased primarily due to a reduction in personnel costs and the termination of litigation. Components of the general and administrative category consist primarily of personnel costs ($665,100), professional fees ($1,234,500), facilities ($440,400), insurance ($220,100), computer hardware leases, depreciation and maintenance costs ($103,400), travel ($56,700) and communications costs ($55,900). During the year ended December 31, 2002, we incurred general and administrative expenses of $4,423,642. Components of these costs consisted primarily of personnel costs ($1,463,100), facilities ($527,600), insurance ($530,500), computer hardware leases, depreciation and maintenance costs ($183,100), travel ($99,100) and communications costs ($62,800).

During the quarter ended June 30, 2003, we recorded a valuation allowance of $269,978 in connection with the potential uncollectibility of recourse notes from Mr. Sebastian Cassetta, our former Chairman and Chief Executive Officer.

In addition, during the quarter ended December 31, 2002, we recorded a valuation allowance of $664,640 in connection with the potential uncollectibility of loans made to Mr. Cassetta. While these loans did not mature until December 2003 and January 2004, Mr. Cassetta's ability to repay these loans was highly contingent on the market value of his investment in our common stock. In his separation agreement in August 2003, we extended the maturity date of the Restricted Stock Note until September 2004.

During the year ended December 31, 2003, the net noncash charge for stock-based compensation amounted to $374,569 compared to a net noncash credit of $80,295 during the year ended December 31, 2002. Such noncash amounts are primarily related to the valuation of stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to
Employees" ("APB No. 25"). Certain employee stock options are subject to the variable plan requirements of APB No. 25, as they were repriced, and therefore, compensation expense is recognized for changes in the fair value of our common stock. Noncash charges for consulting services for the year ended December 31, 2003 and 2002 were $600,400 and $597,396, respectively, resulting primarily from the amortization of deferred costs associated with the prior issuance of warrants to purchase common stock to various financial, marketing and technical consultants.

Interest income for the year ended December 31, 2003 and 2002 amounted to $11,601 and $266,118, respectively. Such amounts were earned primarily from our investments in highly liquid commercial paper, money fund accounts and notes receivable from officers. During the year ended December 31, 2003 and 2002, interest and other financing costs were $10,132,872 and $525,165, respectively. During the year ended December 31, 2003, interest and other financing costs were incurred in connection with the convertible bridge notes issued in February, May, June, September and November 2003 in anticipation of closing our funding raise of $10 million in February 2004. Such 2002 costs were incurred primarily in connection with the $20 million line of credit facility with Hewlett-Packard
(HP). In September 2002, we amended the terms of our promissory note to HP to provide for the (i) reduction of our aggregate outstanding principal and accrued interest amount of $7,045,000 to $1,000,000, (ii) return of certain unused hardware by us, (iii) issuance by us of a warrant for the purchase of 8,333 shares of common stock, and (iv) repayment of $500,000 of the amended obligation on September 10, 2002. In connection therewith, we recorded a charge to earnings of $38,000 representing the fair value of the warrant as determined in accordance with the Black-Scholes model and recognized a net gain of $5,679,261 from the extinguishment of this obligation.

Basic and diluted loss per share was $8.46 for the year ended December 31, 2003 compared to a basic and diluted loss per share of $6.01 for the year ended December 31, 2002. The weighted average shares outstanding increased to 2,073,448 for the year ended December 31, 2003 from 1,336,673 weighted average shares outstanding for the year ended December 31, 2002.

Capital Resources and Liquidity

At December 31, 2003 and 2002, the Company had cash of $139,178 and $154,800, respectively. Net cash used in operations was $3,929,136 for the year ended
December 31, 2003 compared to $9,839,000 during the year ended December 31, 2002. The primary reasons for this reduction were our initiatives to close the Hong Kong and United Kingdom sales offices, reduce our personnel and trim our operations. Other uses of cash during the twelve months ended December 31, 2003 were primarily for the partial repayment of our obligations to HP in the amount of $225,000 and the repayment of a $70,000 note issued in January 2003. During the year ended December 31, 2003, we issued convertible notes in the amount of $3,340,400. Additionally, warrant holders provided funds aggregating approximately $376,000 through the exercise of warrants.

Uses of cash during the year ended December 31, 2002 were primarily for the partial repayment of our obligation to HP in the amount of $500,000, the purchase of computer equipment and related software in the amount of $166,700 and the capitalization of software development costs in the amount of $186,000.

In May 2000, we entered into a Business Alliance Agreement with HP whereby the companies agreed to jointly market their respective products and services and to work on the build-out of our domestic and international infrastructure. In furtherance of these objectives HP provided us with a line of credit of up to $20,000,000 for the acquisition of approved hardware, software and services. As of September 28, 2001, the expiration date of the facility, HP had advanced us $6,723,156 thereunder. In September 2002, we reached agreement with HP to amend the terms of the promissory note to provide for the (i) reduction of our aggregate outstanding principal and accrued interest amount of $7,045,000 to $1,000,000, (ii) return of certain unused hardware by us, (iii) issuance by us of a warrant for the purchase of 8,333 shares of common stock and (iv) repayment of $500,000 of the amended obligation on September 10, 2002. The remaining obligation was evidenced by a note, bearing an interest rate of 11%, to be repaid as follows: $200,000 on December 31, 2002, $200,000 on January 28, 2003 and $100,000 on February 27, 2003. The warrant expires on September 9, 2005 and has an exercise price of $10.494 per share. In connection therewith, we recorded a charge to earnings of $38,000 representing the fair value of the warrant as determined in accordance with the Black-Scholes model. Additionally, we recognized a net gain of $5,679,261 in 2002 resulting from the extinguishment of this obligation. In February 2003, we reached agreement with HP to amend the terms of the amended promissory note to provide for the settlement of our outstanding obligation of $530,800, inclusive of accrued interest of $30,800, in consideration of the payment by us of $225,000. As a result, during the quarter ended March 31, 2003, we recognized an additional gain of $305,822, resulting from the extinguishment of this obligation.

In June 2002, First Albany Corporation, acting as placement agent for us, completed a private placement of units at a price of $8.40 per unit consisting of 130,952 shares of common stock and warrants to purchase common stock. The net proceeds of $823,500 from the issuance of these units were used for general working capital requirements. The investors received warrants, callable under certain conditions, for the purchase of an aggregate of 238,095 shares of common stock at an exercise price of $8.40 per share through the expiration date on June 5, 2007, as well as non-callable warrants for the purchase of an aggregate of 32,738 shares of common stock, subject to antidilution adjustments, upon the occurrence of certain events, at an exercise price of $8.82 per share through June 5, 2007. In August 2002, pursuant to the terms of the callable warrants, we provided the investors with a notice calling such warrants; however, the investors rejected our call as permitted by the warrant. In September 2002, the callable warrants expired unexercised. Between July 2002 and December, 2002, non-callable warrants for the purchase of 34,142 shares of common stock were exercised. Proceeds from such exercises were $176,500.

In September 2002, we issued Units consisting of 647,368 shares of our common stock and warrants to purchase 323,685 shares of common stock, exercisable at $5.10 through September 8, 2007, to 22 accredited investors at a purchase price of $5.4750 per Unit. Gross proceeds from this transaction amounted to $3,544,346. We agreed to pay fees consisting of $249,050, an expense allowance of $25,000, and warrants to purchase 73,008 shares of common stock at an exercise price of $5.10 per share, expiring on September 8, 2007, as compensation to certain individuals and entities that acted as finders, including Spencer Trask. Additionally, we incurred costs and other fees of $28,000 in connection with this transaction. The Warrants expire in September 2007 and are not callable by us. Therefore, they cannot be relied upon by the Company as a definite source of capital. The warrant holders may choose to exercise their warrants if the market price of the Company's common stock exceeds the exercise price of the warrant. Between January 1, 2003 through April, 2003, warrants issued in September, 2002 for the purchase of 73,731 shares of common stock were exercised. Proceeds from such exercises were $376,000.

During the year ended December 31, 2002, we recorded a valuation allowance of $664,640 in connection with the potential uncollectibility of loans made to Mr. Sebastian Cassetta, our then Chairman and Chief Executive Officer. Additionally, during the quarter ended June 30, 2003, we recorded a valuation allowance of $270,000 in connection with the potential uncollectibility of a loan made to Mr. Cassetta for the purchase of our restricted stock. Mr. Cassetta's ability to repay these loans and interest thereon is highly contingent on the market value of his investment in our common stock. While these loans had original maturity dates of December 2003 and January 2004, in his separation agreement in August 2003, we extended the maturity date until September 2004.

During the quarter ended June 30, 2003, we recorded a valuation allowance of $129,000 in connection with the potential uncollectibility of a loan made to Mr. Mario Rossi, our then Executive Vice President and Chief Technology Officer, for the purchase of our restricted stock. During the quarter ended September 30, 2003, we recorded a partial recovery amounting to $44,500 in connection with such obligation. Mr. Rossi's ability to repay this loan and interest thereon is highly contingent on the market value of his investment in us. While this loan had an original maturity date of December 2003, in his separation agreement in August 2003, the maturity date was extended until April 15, 2004. If the loan is not repaid on or before that date, Mr. Rossi shall assign and transfer all of the restricted shares of stock to us and we shall cancel the non-recourse debt.

At December 31, 2002, 287,500 public warrants (SSOLW) and 50,000 warrants with terms identical to the public warrants were outstanding. These warrants were convertible into our common stock at the ratio of 15 warrants per share of common stock at an exercise price of $63.00 per share. These warrants were redeemable by us on not less than 30 days written notice at the redemption price of $0.60 per warrant, provided the average closing bid quotation of the common stock as reported on the Nasdaq Stock Market has been at least 187.5% of the current exercise price of the warrants for a period of 20 consecutive trading days ending on the third day prior to the date on which we give notice of redemption. These warrants expired on March 20, 2003.

In January 2003, we issued a note to Steven B. Rosner in consideration of $70,000. Proceeds from the note were used for working capital. The debt was evidenced by an unsecured note bearing an interest rate of 12% per annum and was repaid in February 2003.

In February 2003, we issued a convertible note to Global Capital Funding Group, LP ("Global") in consideration for the receipt of $1 million. The note bore interest at the rate of 10% per annum, was secured by our assets, exclusive of its internally developed software products. As additional consideration, we issued Global a warrant for the purchase of 33,333 shares of our common stock at an exercise price of $9.68 per share. Alpine Capital Partners, Inc. ("Alpine") received a finder's fee of $70,000, representing 7% of the aggregate purchase price of the convertible note, and a warrant to purchase 15,167 shares of common stock exercisable at $9.66 per share, expiring on February 14, 2005, in connection with this transaction. In April 2003, we borrowed an additional $250,000 from Global and amended the convertible note to include such amount. As additional consideration, we issued Global a warrant for the purchase of 3,333 shares of our common stock at an exercise price of $7.20 per share. Alpine is to receive a finder's fee of $17,500 in connection with the April amendment. The warrants issued to Global and Alpine contain certain antidilution provisions and expire on February 14, 2006. Proceeds from the notes were used for working capital purposes. In November, 2003, in connection with the sale of Units in the November 2003 bridge financing and the sale of Units in the 2004 Private Placement, we required the consent of Global. As an inducement to obtain its consent, we issued Global a warrant to purchase 16,667 shares of common stock at an exercise price of $2.40 per share. During February 2004, the note, as amended, matured and was paid off in full including accrued interest.

In February 2003, we issued 20,590 shares of common stock to 5 vendors in settlement of our obligations, aggregating $164,000, to such vendors.

In May 2003, in consideration of $358,000, we issued 3.58 Units consisting of convertible notes and warrants to purchase common stock ("May Units") to 8 investors. Each May Unit consisted of a $100,000 convertible note and a warrant to purchase 33,333 shares our common stock. The convertible notes bore interest at 8% per annum, were convertible into our common stock at $4.464 (the average of the closing bid prices of our common stock for the 5 days prior to the closing of the transaction) per share and were to mature on the earlier of November 19, 2003 or the closing of an equity placement of not less than $3 million. The warrants are exercisable at $4.464 per share and expire on May 19, 2006. In June 2003, in consideration of $1,142,000, we issued 11.42 Units ("June Units") to 20 accredited investors. Each June Unit also consisted of a $100,000 convertible note and a warrant to purchase 33,333 shares of our common stock. The convertible notes bore interest at 8% per annum, were convertible into our common stock at $4.764 (the average of the closing bid prices of the our common stock for the 5 days prior to the closing of the transaction) per share and were to mature on the earlier of November 19, 2003 or the closing of an equity placement of not less than $3 million. The warrants are exercisable at $4.764 per share and expire on June 13, 2006. Spencer Trask Ventures, Inc. ("Spencer Trask"), Steven B. Rosner and Richard Berland acted as finders for the May and June 2003 transactions. As consideration therefor, the finders received their proportionate share of a cash fee of $150,000, or 10% of the aggregate purchase price of the Units sold, and (i) Unit Purchase Warrants to purchase an aggregate of three Units ("Unit Purchase Warrant") and (ii) 33,333 shares of unregistered common stock per Unit sold. Each Unit Purchase Warrant entitles the holder to purchase one Unit, for the price of $100,000 per Unit through June 13, 2008. In addition, Spencer Trask received a non-accountable expense allowance of $45,000, or 3% of the aggregate proceeds of all Units sold in the May and June 2003 transactions. Proceeds from the sale of the Units were used for working capital purposes. In November 2003, we, as an inducement to extend the maturity date of the notes to February 19, 2004, offered the note holders a warrant to purchase additional shares of common stock in an amount equal to 25% of the number of shares into which the notes purchased in the Unit are convertible.

On September 16, 2003, we issued 7.4 Units in a financing transaction consisting of an offering of up to 12 Units comprised of a $50,000 convertible note and a warrant to purchase 16,667 shares of our common stock. On September 19, 2003, we issued the remaining 4.6 Units of the financing transaction (collectively the "September Transaction"). The Units were sold to accredited investors for an aggregate of $600,000. Holders of the notes had the right to convert the notes into shares of common stock at a price equal to $1.896 per share for the notes issued on September 16, 2003 and $1.920 per share for the notes issued on September 19, 2003. The convertible notes bore interest at 8% per annum, and the maturity date of the notes was the earlier of November 19, 2003 or the completion of an equity placement of at least $3 million, at which time the notes would automatically convert into the equity placement. Holders of the warrants have the right to exercise the warrants into shares of common stock at a price equal to $1.50 per share. Finders' compensation to two accredited investors for the September Transaction consisted of (i) a cash fee of $60,000, or 10% of the aggregate purchase price of all of the Units; (ii) warrants to purchase a number of shares of common stock equal to 20% of the shares of common stock underlying the securities in the Units sold and (iii) 2,778 shares of unregistered common stock per Unit sold. In addition, Spencer Trask received a non-accountable expense allowance of $18,000, or 3% of the aggregate proceeds of all Units sold in the September Transaction. All of the notes and the warrants have full ratchet anti-dilution protection. In November 2003, as an inducement to extend the maturity date of the notes to February 19, 2004, we offered the noteholders a warrant to purchase additional shares of common stock in an amount equal to 25% of the number of shares into which the notes purchased in the Unit are convertible.

The September Transaction required the consent of Global, the holder of $1.25 million of our convertible notes issued in February and April 2003, and of 51% or more of the holders of our $1.5 million convertible notes issued in connection with the bridge financings in May and June 2003. As an inducement to obtain their consent, such holders received (a) a change in the conversion price of their convertible notes equal to the lowest conversion price of the notes issued in the September financings ($1.896 per share) and (b) an increase in the number of shares purchasable pursuant to the warrant to reflect a full ratchet dilution formula with a decrease in the exercise price of the warrants to the exercise price of the warrants issued in the September financing ($1.50). Such amendment, as it pertains to the holders of convertible notes issued in the May and June 2003 bridge financings, was effective on November 25, 2003, coincident with the effective date of a one-for-six reverse stock split. We recorded a charge in the amount of $4,828,000 as "Other Financing Costs" for the fair value of the consideration granted to these note holders for such consent.

On November 11, 2003, we issued 18 Units in a financing transaction comprised of a $50,000 convertible note ("November Notes") and a warrant ("November Warrant") to purchase 16,667 shares of our common stock. The Units were sold to 20 investors for an aggregate of $900,000. Holders of the November Notes had the right to convert the November Notes into shares of common stock at a price equal to $2.10 per share. The November Notes bore interest at 8% per annum, and the maturity date was the earlier of December 19, 2003 or the completion of an equity placement of at least $3 million, at which time the November Notes would automatically convert into the equity placement. Holders of the November Warrants have the right to exercise the November Warrants into shares of common stock at a price equal to $1.50 per share. Finders' compensation to Spencer Trask and Richard Berland consisted of (i) a cash fee of $90,000, or 10% of the aggregate purchase price of all of the Units; (ii) warrants to purchase a number of shares of common stock equal to 20% of the shares of common stock underlying the securities in the Units sold and (iii) 2,778 shares of unregistered common stock per Unit sold. In addition, Spencer Trask received a non-accountable expense allowance of $27,000, or 3% of the aggregate proceeds of all Units sold in the November transaction. All of the November Notes and the November Warrants have full ratchet anti-dilution protection. In December 2003, as an inducement to extend the maturity date of the November Notes to February 19, 2004, we offered the noteholders a warrant to purchase additional shares of common stock in an amount equal to 25% of the number of shares into which the notes purchased in the Unit are convertible.

In February 2004, the convertible notes issued in the May, June, September and November 2003 bridge financings were automatically converted into the Units issued in connection with the 2004 Private Placement. The conversion took place at the rate of $15 per Unit, which is the price at which the Units were sold in the 2004 Private Placement. This resulted in the conversion of the aggregate outstanding amount of debt owing from these convertible notes ($3,122,302 - representing principal and accrued interest) into 208,147 Units from the 2004 Private Placement, which in the aggregate consists of 208,147 shares of Series A Convertible Preferred Stock and warrants to purchase 2,081,470 shares of common stock at an exercise price $2.82 per share. These warrants expire in February 2007. A description of the 2004 Private Placement is set forth below.

In February 2004, we completed the closing of a $10 million private offering of investment Units at the price of $15 per Unit. Each Unit consists of (i) one share of Series A convertible preferred stock, $.01 par value, each of which is initially convertible into 10 shares of common stock, and (ii) one warrant for the purchase of 10 shares of common stock. The Series A receives dividends at the rate of 8% per year payable quarterly in cash or, in our sole discretion, in registered shares of our common stock. The Series A is entitled to a liquidation preference equal to the purchase price per Unit plus accrued and unpaid dividends. The Series A is not redeemable. The warrants have an exercise price of $2.82 per share and expire in February 2007. We have has used and expect to use the net proceeds of approximately $8,700,000 from this offering for repayment of outstanding obligations, completion of strategic acquisitions and general working capital.

During the period January 1, 2003 through December 31, 2003, we issued 73,731 shares of common stock to investors upon the exercise of warrants to purchase such shares. Proceeds from the exercise of these warrants were $376,000.

While the warrants to purchase common stock issued during the year ended December 31, 2003 and thereafter represent an additional source of capital, they expire between May 2006 and November 2008 and are not callable by us. Therefore, they cannot be relied upon by us as a definite source of capital. The warrant holders may choose to exercise their warrants if the market price of our common stock exceeds the exercise price of the warrant.

Our failure to timely file or keep registration statements effective has affected the registration rights held by certain of our stockholders and warrant holders. At December 31, 2003, we recorded an aggregate of $128,000 for penalties in connection with the aforementioned registration requirements. Such amounts are included in accrued expenses on our balance sheet. While we are intending to cure these deficiencies during the first six months of 2004, penalties may continue to accrue in certain circumstances.

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We have, since our inception, earned limited revenues and incurred substantial recurring operating losses, including net losses of $17,537,775, $8,037,173 and $14,819,860 for the years ended December 31, 2003, 2002 and 2001, respectively, and net losses of $30,993,559 and $7,124,126 for the years ended June 30, 2000 and 1999, respectively. Additionally, we had an accumulated deficit of $72,859,006 at December 31, 2002. These conditions had raised substantial doubt about our ability to continue as a going concern. Such concern was expressed by Ernst & Young LLP in their audit report regarding the financial statements included in our Form 10-KSB for the year ended December 31, 2002. The financial statements did not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

However, in February 2004, we received net proceeds of approximately $8,700,000 from the 2004 Private Placement. We have used and expect to use the net proceeds for repayment of outstanding obligations (including $1,391,500 that was used to repay Global Capital Funding Group, LP). We anticipate using a significant portion of our working capital to settle our accounts payable, which accounts payable were approximately $1,700,000 as of December 31, 2003.

The economic downturn in general, and its impact on the telecommunications industry in particular, caused telecommunications service providers to reduce capital spending, personnel and debt, as well as new service introductions. This had resulted in delays in the build-out of high-speed carrier data networks and availability of data-enabled wireless devices, causing the market for our financial data, lifestyle and transaction services to be lackluster. In addition, many financial services firms curtailed new product development to focus on data security and recovery. Consequently, the potential demand for our products and services has been significantly delayed. Such delays have had a very detrimental effect on our operations and have resulted in our inability to implement our business plan and related marketing strategies. Consequently, in May 2002, we commenced an effort to realign our infrastructure and related overhead to correlate with reductions in projected revenue. As part of this effort, we closed our UK and Hong Kong sales offices and downsized our domestic operations through staff reductions to a level sufficient to support our projected operations. In both March and May 2003, we reduced our cost structure through the termination of additional personnel. Personnel headcount has been reduced from 66 in May 2002 to the current level of 20 as of March 15, 2004 (including the nReach acquisition completed in March 2004). These efforts have reduced our average monthly operating expenses from approximately $1,090,000 in July 2002 to approximately $370,000 as of March 2004 (including operating expenses of nReach), excluding non-cash stock compensation, depreciation and amortization.

In March 2004, we completed the acquisition of all of the outstanding stock of nReach Inc., based in Lakewood, Colorado, in exchange for 500,000 shares of our common stock, the assumption and payment of $100,000 of certain obligations of nReach's stockholders and an earn out schedule that may require our payment of up to an additional 916,667 shares of common stock based on certain revenue targets.

We believe we have sufficient working capital for the short term. It is likely we may require additional funds in the long term depending upon the growth of our revenues, our business strategy, the costs of any acquisitions and other factors.

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

Revenue Recognition
-------------------

We recognize revenue from the use of our products and services in accordance with the American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 97-2, "Software Revenue Recognition", SOP 98-9, "Modification of SOP 97-2, "Software Recognition with Respect Certain Transactions", and the SEC Staff Accounting Bulletin No. 104, "Revenue Recognition". Specifically, there must be (1) evidence of an arrangement, (2) delivery of our products and services, (3) fixed and determinable fees, and (4) probable collectability of such fees. Multi-element revenue agreements are recognized based on vendor-specific objective evidence of the fair value of individual components or if the elements in the arrangement cannot be separated, all revenues from the arrangement are deferred until the earlier of (1) the existence of vendor-specific objective evidence or (2) all elements of the arrangement have been delivered.

The contract elements vary by both product and industry. The wireless carrier market is dominated by the "data portal" concept, whereby a SmartServ developed application is made available to a mobile customer through the carrier's wireless data portal. Our wireless carrier model provides for the delivery of a software license and related data, such as stock quotes, lottery results, horoscopes and weather reports to the customers of the carrier. Our products offer the carrier a new revenue stream and the ability to augment the carrier's efforts to increase customer retention. However, the mere placement of our applications in the carrier's data portal does not result in revenue to us. We earn revenue based upon a percentage of the carrier's monthly subscription fee only after the subscriber downloads our application onto his or her mobile phone. We continue to earn a monthly subscription fee only as long as it provides subscription services to the subscriber and the subscription has not been cancelled.

Our wireless products provide the financial services industry with applications that can increase productivity and customer retention through mobile delivery of an institution's proprietary data in combination with our market data.

Our agreements with customers in the financial services industry will generally contain multiple revenue elements. Such elements may include:

     o Subscription service fees consisting of fixed or variable charges for usage of our products. Such fees are based on the number of users having access to our products.
     o Development and integration fees for the development and integration of software applications that integrate our applications with a customer's proprietary data and legacy systems.
     o Professional service revenues that emanate from consulting services provided to customers, and
     o Hosting services whereby we provide the services necessary to cache and deliver a customer's proprietary data.

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

Impairment of Property and Equipment
------------------------------------

We report our property and equipment at cost less accumulated depreciation. On an ongoing basis, we review the future recoverability of our property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. When such events or changes in circumstances do occur, an impairment loss is recognized if the undiscounted future cash flows expected to be generated by the asset are less than its carrying value. The impairment loss reduces the asset to its fair value.

Capitalized Software Development Costs
--------------------------------------

In connection with certain contracts entered into between us and our customers, as well as other development projects, we capitalized costs related to certain product enhancements and application development. Specifically, all software development costs are charged to expense as incurred until technological feasibility has been established for the product. Thereafter, additional costs incurred for development are capitalized. Capitalization ceases when the product is available for general release to customers. Amortization of software development costs is provided on a product-by-product basis over the economic life, not to exceed three years, of the product using the straight-line method. Amortization of capitalized software development costs commences with the products' general release to customers. The determination of estimated useful economic lives and whether or not these assets are impaired involves significant judgments. Changes in strategy and/or market conditions could significantly impact these judgments and require adjustments to recorded asset balances.

Certain Factors That May Affect Future Results
----------------------------------------------

Forward-looking statements in this document and those made from time-to-time by our employees are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements concerning future plans or results are necessarily only estimates and actual results could differ materially from expectations. Certain factors that could cause or contribute to such differences include those described below under the heading "Risk Factors" and other risks described in this Annual Report on Form 10-KSB and our other filings with the Securities and Exchange Commission.

Risk Factors
------------

We are subject to a number of significant risks, and you should carefully consider these risks. The risks described below are not the only ones that we face. Additional risks that generally apply to publicly traded companies, that are not yet identified or that we currently think are immaterial, may also have a material adverse effect on our company. If any of the events, contingencies, circumstances or conditions described in the following risks actually occur, our business, financial condition or results of operations could be seriously and irreparably harmed. The trading price of our common stock could, in turn, decline and you could lose all or part of your investment in our company.

We may not have sufficient working capital in the long term

We will be using our working capital to fund the business of nReach (which historically has incurred losses), testing and launching the bundling of prepaid wireless airtime cards with premium content and fund our existing business (which currently operates at a loss). We used $1,391,500 of the net proceeds from the 2004 Private Placement to repay Global Capital funding Group, LP. We also anticipate using a significant portion of our working capital to settle our accounts payable, which accounts payable were approximately $1,700,000 as of December 31, 2003. It is likely we may require additional funds in the long term depending upon the growth of our revenues, our business strategy, the costs of any acquisitions and other factors. We can give no assurance that we will be able to obtain sufficient debt or equity capital now or in the future to support our operations. Should we be unable to raise sufficient debt or equity capital, we will be forced to cease operations or seek a merger if possible.

We have a history of losses and we have never been profitable. If we do not achieve profitability we may not be able to continue our business.

We have, since our inception, earned limited revenues and incurred substantial recurring operating losses, including net losses of $17,537,775 for the year ended December 31, 2003, and net losses of $8,037,173 and $14,819,860 for the years ended December 31, 2002 and 2001, respectively. Additionally, at December 31, 2003, we had an accumulated deficit of $90,396,781. Losses have resulted principally from expenses incurred in connection with activities aimed at developing our software, information and transactional services and from costs associated with our marketing and administrative activities. We have incurred substantial expenses and commitments and expect to continue to have negative cash flows from operations. No assurance can be provided that we will be able to develop revenues sufficient to generate positive cash flow from our operations.

We have significant accounts payable obligations.

We have significant accounts payable obligations, many of which are past their stated terms of payment. We have many creditors who are demanding payment and either commencing or threatening to commence legal actions to collect what we may owe them. We expect to incur substantial expenses in defending those collection actions. We are using a substantial amount of our working capital to compromise with and pay various creditors. In general, any company that does not pay its creditors in a timely manner is at risk of being forced into an involuntary bankruptcy proceeding instituted by our creditors, which may provide for the liquidation of assets or the reorganization of assets and debts. There can be no assurance that our creditors will not pursue similar actions, and that, in the aggregate, such collection actions by creditors and payments by us to compromise and pay such claims would not have a material adverse impact on our business, financial condition and results of operations, or that we will not be forced into bankruptcy.

We plan to pursue potential acquisitions, and we may not be able to complete or successfully integrate such acquisitions, or achieve the desired results.

Our business plan includes growth through potential strategic acquisitions such as the nReach transaction. We have no history of completing acquisitions or successfully integrating such acquisitions into our company. We will expend significant management time and financial resources in finding, evaluating, and if appropriate, acquiring companies that can add value to our shareholders. Acquisitions are accompanied by a number of risks, including:

     o the difficulty and expense of integrating the operations and personnel of the acquired companies;

     o the potential disruption of the ongoing businesses and distraction of our management and the management of the acquired companies;

     o increase in expenses and the potential failure to achieve additional sales and enhance our customer base as a result of the acquisitions;

     o    potential unknown liabilities associated with the acquired businesses;
          and

     o If we identify suitable acquisition targets, there can be no assurance that we will be able to complete the acquisitions, including the recently announced acquisition of nReach. Even if we complete such acquisitions, we may not succeed in managing the associated acquisition risks, including but not limited to, the risks described above. Our failure to successfully integrate our acquisitions could have a material adverse effect on our business, financial condition and results of operations.

Furthermore, we may issue equity securities or incur additional debt to pay for any future acquisitions. The issuance of equity securities would be dilutive to our existing stockholders and additional debt could have an adverse effect on our balance sheet.

Only one of our four major customers will continue to generate revenues for us in 2004.

Substantially all of our revenues were generated through our licensing arrangements with four customers for the year ended December 31, 2003. Only one of such four customers will continue to generate revenues for us in 2004. Our revenues will be adversely affected from the loss of such three customers. We anticipate that our results from operations for the immediate future may continue to depend to a significant extent upon revenues from a small number of customers until we can develop revenues from more customers, including consumers. In order to increase our revenues, we will need to attract and retain additional customers. There can be no assurance that we will be able to obtain a sufficient number of additional customers to support our operations.


We plan to pursue new streams of revenue from the resale of prepaid wireless airtime bundled with wireless data content, and revenues from such business may not materialize.

We believe that we have a unique combination of content assets, including those currently owned or licensed and those that we plan to acquire, that may allow us to take a leadership position in the market for bundled prepaid voice and premium content and, later, a substantial position in the much larger market for the reselling of post-paid cell phone service. Thus, by providing a set of products that bundle cell phone airtime with affinity-related content delivered through our current technology infrastructure, we plan to enter the emerging market for reselling wireless airtime. We have no prior experience in this area, and significant financial resources will be devoted to this new business. Our failure to generate significant revenues from these efforts could have a material adverse affect on our business, financial condition and results of operations.

We have a new CEO and executive management team.

We believe that due to the rapid pace of our industry, as well as the unique challenges of growing our Company, the quality of our executive officers will be key to our success. Our prior CEO, CFO and the balance of our executive management team left the company during 2003 and in the first quarter of 2004. There is a substantial risk that our new management team may not be able to successfully manage and grow the business. This would have a material adverse effect on our business, financial condition, and results of operations.

The market for our business is in the development stage and may not achieve the growth we expect.

The market for mobile data services and premium content such as ringtones, images and games is highly dependent upon the evolution of wireless and Internet technologies, and is still in the development stage. Our future growth and profitability will depend, in part, upon consumer acceptance of mobile data services and premium content in general and a significant expansion in the consumer market for the delivery of such services and content to mobile phones. Even if these markets experience substantial growth, there can be no assurance that our products and services will be commercially successful or will benefit from such growth. Further, even if initially successful, any continued development and expansion of the market for our products and services will depend in part upon our ability to create and develop additional products and adjust existing products in accordance with changing consumer preferences, all at competitive prices. Our failure to develop new products and generate revenues could have a material adverse effect on our business, financial condition and results of operations.

We depend upon revenue-share agreements with carriers and enterprise customers.

We sell our products and services primarily by entering into non-exclusive agreements with carriers and enterprise customers who offer such products and services to their subscribers, employees and clients. Our success will depend upon:

     o our ability to continue to enter into revenue sharing agreements with additional carriers and enterprise customers; and

     o their ability to successfully market, sell and generate revenues from our products and services.

There can be no assurance that we will successfully maintain these revenue sharing arrangements, enter into new ones, or that our customers will develop and sustain a market for our products and services.

We compete against larger, well-known companies with greater resources.

The market for mobile data services is highly competitive and involves rapid innovation and technological change, shifting consumer preferences and frequent new product and service introductions. Many of our competitors and potential competitors have substantially greater financial, marketing and technical resources than we have.

The principal competitive factors in both the Internet-based and wireless services industries include content, product features and quality, ease of use, access to distribution channels, brand recognition, reliability and price. We believe that potential new competitors, including large multimedia and information system companies, are increasing their focus on wireless data delivery. We face competition from numerous services delivered through the Internet to personal computers. Companies offering competing services include Semotus Solutions, Inc., Aether Systems, Inc., 724 Solutions, Inc., Everypath, and Infospace. We expect competition to increase from existing competitors and from new competitors.

The content provided in our products is generally licensed through non-exclusive content distribution agreements. While we are not dependent on any single content provider, existing and potential competitors may enter into agreements with these and other providers and thereby acquire the ability to deliver content that is substantially similar to the content provided by us.

Our planned entry into the prepaid wireless reseller business also presents competitive challenges. Although the facilities-less wireless reseller business in the US is relatively new, Virgin Mobile, which already has a growing presence in the US, recently announced that they have over 3.4 million subscribers in the UK and are now growing at a faster pace than some of the facilities-based carriers. TracFone Wireless, Inc., a subsidiary of Mexico's dominant wireless carrier America Movil, has been in business in the US for several years. TracFone sells phones and prepaid airtime cards through many major retailers in the US. We also face competition from the wireless carriers themselves, all of whom already offer prepaid wireless voice services.

Our inability to successfully manage and adjust to these competitive forces could have a material adverse effect on our business, financial condition and results of operations.

Our relationship with Spencer Trask.

Spencer Trask and its affiliates owns approximately 10% of the outstanding shares of our Common Stock as of March 1, 2004, and in the event its Preferred Stock were converted and warrants were exercised, Spencer Trask and its affiliates could potentially own approximately 69% of the shares of Common Stock. Based on such ownership, Spencer Trask will be able to affect and exercise some manner of control over us and our operations.

During  2003 we paid  approximately  $100,500  in cash and  issued  warrants  to purchase 749,146 shares of our common stock at exercise prices ranging from $1.50 to $1.90 as finders fees to Spencer Trask. We have also issued 83,333 shares to Spencer Trask as consulting fees as part of a consulting arrangement which expires May 31, 2004, and owe Spencer Trask finders fees of $84,000. We paid approximately $1,300,000 in cash and issued warrants to purchase 2,666,666 shares of our common stock at exercise prices of $1.50 per share with respect to 1,333,333 shares and $2.82 per share with respect to 1,333,333 shares, as placement agent fees in the 2004 Private Placement. Also, during the year ended December 31, 2003, the Company issued 72,222 shares of common stock to Spencer Trask as fees related to the May, June, September and November bridge financings. We also owe a finders fee to Spencer Trask in connection with the nReach acquisition. While we believe our financial arrangements with Spencer Trask have been appropriate, there can be no assurance that future financial arrangements may not be unduly affected by the extent of Spencer Trask's ownership of us.

We are involved in pending material litigation.

During February 2000, Commonwealth Associates, L.P. ("Commonwealth") filed a complaint against us in the Supreme Court of the State of New York, County of New York. The complaint alleged that in August of 1999, Commonwealth and us entered into an engagement letter that provided for a nonrefundable fee to Commonwealth of $15,000 payable in cash or common stock at our option. The complaint alleged that we elected to pay the fee in stock and, as a result, Commonwealth sought 13,333 shares of common stock or at least $1,770,000 together with interest and costs. In our defense, we denied that we elected to pay in stock. During March 2003, we received a favorable decision in this matter after a trial held in the Supreme Court of the State of New York. The decision holds that, consistent with our defense, we are required to pay Commonwealth a retainer fee of only $13,439, plus interest and certain costs. Commonwealth's time to appeal has not yet expired because a notice to enter the judgment has not yet been filed by either side. While we intend to vigorously defend any appeal of the decision, the unfavorable outcome of such an appeal could have a material adverse effect on our business, financial condition and results of operations.

On or about March 22, 2004, Jenkens & Gilchrist Parker Chapin, LLP, our former legal counsel, filed a complaint against us in the Supreme Court of the State of New York, County of New York. The complaint seeks payment of unpaid invoices for legal services in the amount of $599,244. While we intend to vigorously defend such lawsuit, an unfavorable outcome could have a material adverse effect on our financial condition, results of operation and cash flows.

Additional risks associated with a pending lawsuit against Citigroup.

A claim was filed during 2003 in US District Court, Northern District of Illinois by over one hundred investors in our common stock against Citigroup Global Markets, Inc., Citigroup, Inc., and an individual institutional broker at Citigroup, alleging fraud in connection with such investors' investment in SmartServ. Neither us, nor any of any of our employees, consultants, officers, directors or agents have been named as defendants in this lawsuit. However, we can provide no assurances that we or any of our current or former employees, consultants, officers, directors or agents will not be brought into the lawsuit by the plaintiffs or the defendants. We believe any such claim would be without merit. In such case, we would vigorously defend the action, however, there can be no assurance that we would be successful. Further, if we are named in this lawsuit, we would have to devote financial and other resources, diverting management's attention from our business and an unfavorable outcome could have a material adverse effect on our business, financial condition and results of operations. Even if no claim is made against us, any negative publicity regarding this lawsuit could have a material adverse effect on our business, financial condition and results of operations.

We may not be able to adequately protect our proprietary rights.

We have designed and developed our own "device agnostic" information platform, made up of our patent-pending W2W MiddlewareTM and our content and processing engines. This platform is comprised of the W2W MiddlewareTM, based on the Windows NT operating system and the authorization, quote, news and transaction engines, based on Hewlett-Packard Company's Unix operating system and Oracle Corp.'s version 9i parallel server database. This platform supports a wide array of browsers and client side environments operating on wireless and wired networks.

We rely upon a combination of contract provisions, as well as trade secret, patent, trademark and copyright laws, to protect our proprietary rights. We license our products and related services under agreements that contain terms and conditions prohibiting the unauthorized use or reproduction of those products and services. Although we intend to vigorously protect our rights, if necessary, the cost could be burdensome and there can be no assurance that we would be successful.

We believe that none of our products, services, trademarks or other proprietary rights infringes on the proprietary rights of third parties. However, there can be no assurance that third parties will not assert infringement claims against us with respect to current features, content or services or that any such assertion may not require us to enter into royalty arrangements or result in costly litigation, either of which could have a material adverse effect on our business, financial condition and results of operations.

We are highly dependent on attracting and retaining highly skilled sales, marketing and technology development personnel.

We believe that our ability to increase revenues and to develop successful new products and product enhancements depends in part upon our ability to attract and retain highly skilled sales, marketing and technology development personnel. Our products involve a number of evolving technologies. Competition for such personnel is intense. Our ability to hire and retain such key personnel will depend upon our ability to raise capital and achieve increased revenue levels to fund the costs associated with such key personnel. Failure to attract and retain such key personnel could adversely affect our ability to develop new products and product enhancements and to generate revenue from the sale of those products, thereby having a material adverse effect on our business, financial condition and results of operations.

The market price of our common stock may decrease because we have issued, and will likely continue to issue, a substantial number of securities convertible or exercisable into our Common Stock.

We will have issued convertible preferred stock and warrants to investors and consultants and granted options to employees for the purchase of an aggregate of 29,740,700 shares of our Common Stock as of March 15,

2004,  and in the  future we will  issue  additional  shares  of  common  stock, options, warrants, preferred stock or other securities exercisable for or convertible into our Common Stock. Substantially all of such shares underlying the convertible preferred stock and warrants have registration rights. Additional shares are available for sale under Rule 144 of the Securities Act. Sales of these shares or the market's perception that sales could occur may cause the market price of our Common Stock to fall and may make it more difficult for us to sell equity securities in the future at a time and price that we deem appropriate or to use equity securities as consideration for future acquisitions.

Our Common Stock trades on the Over The Counter Bulletin Board, which subjects it to less liquidity and more volatility than our prior Nasdaq SmallCap listing.

Since June 27, 2003, our Common Stock has been trading on the Over The Counter ("OTC") Bulletin Board. This may influence the number of investors willing to trade in our Common Stock, and therefore could decrease the liquidity and trading volume of our Common Stock. Additionally, our position on the OTC Bulletin Board may reduce the number of market makers willing to trade in our stock, making it likely that wider fluctuations in the quoted price of our Common Stock would occur. As a result, there is a risk that stockholders will not be able to obtain price quotes that reflect the actual value of our Common Stock. Increases in the volatility of our Common Stock due to the decreased number of individuals willing to trade in it could also make it more difficult to pledge the Common Stock as collateral, if stockholders sought to do so, because a lender might be unable to accurately value the Common Stock.

In addition, we are subject to the SEC's penny stock rules. Penny stocks are securities with a price of less than $5.00 per share, other than securities that are registered on certain national securities exchanges, that are quoted on Nasdaq or that meet certain conditions. The penny stock rules require delivery, by a broker-dealer prior to any transaction in a penny stock, of a disclosure schedule about commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. The rules also require that broker-dealers send monthly statements disclosing recent price information for each penny stock held in the account and information on the limited market in penny stocks. Because of the burden placed on broker-dealers to comply with the penny stock rules, stockholders may have difficulty selling our Common Stock in the open market.

Provisions in our charter may make it difficult for a company or person to acquire us.

Our charter restricts the ability of our stockholders to call a stockholders' meeting and provides that our stockholders may not act by written consent. Additionally, our Board of Directors is divided into three classes with each class being elected by our stockholders in different years. Our charter restricts the ability of our stockholders to change the number of directors and classes of our Board of Directors. These provisions may have the effect of deterring or delaying certain transactions involving an actual or potential change in control of our company, including transactions in which 28 our stockholders might otherwise receive a premium for their shares over then current market prices, and may limit the ability of our stockholders to approve transactions that they may deem to be in their best interests.

Item 7.   Financial Statements
-------

                                                                            Page
                                                                            ----

Report of Grant Thornton, LLP                                                 28

Report of Ernst & Young, LLP                                                  29

Consolidated  Balance  Sheets as of  December  31,
2003 and 2002                                                                 30

Consolidated  Statements  of  Operations  for  the
years ended December 31, 2003 and 2002                                        32

Consolidated  Statement  of  Stockholders'  Equity
(Deficiency) for the years ended December 31, 2003
and 2002                                                                      33

Consolidated  Statements  of  Cash  Flows  for the
years ended December 31, 2003 and 2002                                        35

Notes to Consolidated Financial Statements                                    36

Accountants and Business Advisors                                 GRANT THORNTON
                                                                     [LOGO]

               Report of Independent Certified Public Accountants


To the Shareholders and Board of Directors
SmartServ Online, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of SmartServ Online, Inc. and subsidiaries as of December 31, 2003, and the related consolidated statement of operations, stockholders equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SmartServ Online, Inc. and subsidiaries as of December 31, 2003, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

/s/ Grant Thornton LLP

Philadelphia, Pennsylvania
March 24, 2004

Suite 3100
Two Commerce Square
2001 Market Street
Philadelphia, PA 19103-7080
T 215.561.4200
F 215.561.1066
W www.grantthornton.com

Grant Thornton LLP
US Member of Grant Thornton International

Stockholders and Board of Directors
SmartServ Online, Inc.

We have audited the accompanying consolidated balance sheet of SmartServ Online, Inc. as of December 31, 2002, and the related consolidated statements of operations, stockholders' equity (deficiency), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SmartServ Online, Inc. at December 31, 2002, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

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

/S/ ERNST & YOUNG LLP

New York, New York
April 23, 2003, except for the second paragraph of
Note 1 as to which the date is March 24, 2004

                             SmartServ Online, Inc.

                           Consolidated Balance Sheets


                                                                                       December 31
                                                                                -----------------------
                                                                                   2003        2002
                                                                                ----------   ----------
Assets
Current assets
    Cash and cash equivalents                                                   $  139,178   $  154,759
    Accounts receivable                                                            103,230       55,907
    Accrued interest receivable                                                     47,004       50,658
    Prepaid compensation                                                           133,127      117,500
    Prepaid expenses                                                                86,798      164,258
    Deferred financing costs                                                       322,192           --
                                                                                ----------   ----------
Total current assets                                                               831,529      543,082

Property and equipment, net                                                             --    1,573,978

Other assets
   Capitalized software development costs, net of accumulated amortization of           --      888,467
      $1,097,148, and $208,681 at December 31, 2003 and 2002
    Security deposits                                                                5,156      238,690
    Note receivable from officer, net of an allowance for uncollectibility of           --           --
      $664,640 at December 31, 2003 and 2002
   Prepaid compensation                                                                 --      107,708
                                                                                ----------   ----------
                                                                                     5,156    1,234,865
                                                                                ----------   ----------

Total Assets                                                                    $  836,685   $3,351,925
                                                                                ==========   ==========


See accompanying notes.

                             SmartServ Online, Inc.

                           Consolidated Balance Sheets


                                                                    December 31
                                                           ----------------------------
                                                              2003            2002
                                                           ------------    ------------
Liabilities and Stockholders' Equity (Deficit)
Current liabilities
   Accounts payable                                        $  1,702,768    $  1,307,342
   Accrued liabilities                                          928,393         476,346
   Accrued salaries                                              78,133         295,437
   Note payable                                                      --         500,000
   Accrued interest payable                                     218,848              --
                                                           ------------    ------------
Total current liabilities                                     2,928,142       2,579,125

Deferred revenues                                                37,500         193,294
Deferred lease costs                                                 --         242,300
Accounts payable - noncurrent                                        --         163,907

Note payable                                                  3,340,430              --

Commitments and Contingencies                                        --              --

Stockholders' Equity (Deficit)
Preferred stock - $0.01 par value
   Authorized - 1,000,000 shares
   Issued and outstanding - None                                     --              --
Common Stock - $0.06 par value
   Authorized - 40,000,000 shares
   Issued and outstanding - 2,261,300 shares at 2003 and        135,677         114,362
     1,906,040 shares at 2002
Additional paid-in capital                                   85,047,242      73,527,939
Notes receivable from officers                                 (255,525)       (609,996)
Accumulated deficit                                         (90,396,781)    (72,859,006)
                                                           ------------    ------------
Total stockholders' equity (deficit)                         (5,469,387)        173,299
                                                           ------------    ------------

Total Liabilities and Stockholders' Equity (Deficit)       $    836,685    $  3,351,925
                                                           ============    ============

See accompanying notes.

                             SmartServ Online, Inc.

                      Consolidated Statements of Operations


                                                              Year Ended December 31
                                                           ----------------------------
                                                              2003             2002
                                                           ------------    ------------
Revenues                                                   $    709,388    $    195,817
                                                           ------------    ------------

Costs and expenses
   Cost of services                                          (2,732,571)     (5,620,994)
   Sales and marketing expenses                                (460,836)     (3,003,834)
   General and administrative expenses                       (3,335,109)     (4,423,642)
   Provision for losses on loans to officer                    (354,206)       (664,640)
   Stock-based compensation                                    (374,569)         80,295
   Impairment of capital assets and capitalized software     (1,548,473)             --
                                                           ------------    ------------

Total costs and expenses                                     (8,805,764)    (13,632,815)
                                                           ------------    ------------

Loss from operations                                         (8,096,376)    (13,436,998)
                                                           ------------    ------------

Other income (expense):
     Interest income                                             11,601         266,118
     Interest expense                                          (235,921)       (525,165)
     Gain from extinguishment of debt                           305,822       5,679,261
     Insurance recovery                                         374,000              --
     Debt origination and other financing costs              (9,896,951)             --
     Foreign exchange gain (loss)                                    50         (20,389)
                                                           ------------    ------------

                                                             (9,441,399)      5,399,825
                                                           ------------    ------------

Net loss                                                   $(17,537,775)   $ (8,037,173)
                                                           ============    ============

Basic and diluted loss per share                           $      (8.46)   $      (6.01)
                                                           ============    ============

Weighted average shares outstanding - basic and diluted       2,073,448       1,336,673
                                                           ============    ============


See accompanying notes.

                             SmartServ Online, Inc.

           Consolidated Statement of Stockholders' Equity (Deficiency)



                                         Common Stock               Notes
                                    --------------------------    Receivable      Additional
                                                       Par          from            Paid-in         Unearned       Accumulated
                                       Shares         Value        Officers         Capital       Compensation       Deficit
                                    ------------   ------------   ------------    ------------    ------------    ------------
Balances at December 31, 2001          1,043,964   $     62,638   $   (666,841)   $ 69,680,059    $   (540,354)   $(64,821,833)

Issuance of common stock upon              2,833            170             --          15,652              --              --
  exercise of employee stock
  options

Conversion of 6.5 prepaid                  4,643            278             --            (278)             --              --
  common stock purchase
  warrants into common stock

Issuance of common stock                 778,321         46,699             --       4,018,365              --              --
  through private placements of
  securities

Issuance of common stock upon             34,142          2,049             --         174,110              --              --
   exercise of warrants

Amortization of unearned                      --             --             --              --         540,354              --
   compensation over the terms
   of consulting agreements

Warrants issued to consultants                --             --             --         282,250              --              --
  as compensation for services

Issuance of common stock                  42,137          2,528             --          (2,528)             --              --
  pursuant to the antidilution
  provisions of the May 2000
  stock purchase agreement

Warrants issued as compensation               --             --             --           1,500              --              --
  to a former employee

Warrants to purchase common                   --             --             --          38,000              --              --
  stock issued as a condition
  of debt extinguishment

Change in market value of                     --             --             --        (679,191)             --              --
  employee stock options

Repayment of note receivable from             --             --         56,845              --              --              --
  officer

Net loss for the year                         --             --             --              --              --      (8,037,173)
                                    ------------   ------------   ------------    ------------    ------------    ------------

Balances at December 31, 2002          1,906,040   $    114,362   $   (609,996)   $ 73,527,939    $         --    $(72,859,006)
                                    ------------   ------------   ------------    ------------    ------------    ------------

                             SmartServ Online, Inc.

           Consolidated Statement of Stockholders' Equity (Deficiency)
                                   (Continued)

                                         Common Stock              Notes
                                  --------------------------     Receivable     Additional
                                                     Par           from         Paid-in      Unearned    Accumulated
                                    Shares          Value        Officers        Capital     Compensation   Deficit
                                  ------------   ------------   ------------    ------------ ------------ ------------
Balances at December 31, 2002        1,906,040   $    114,362   $   (609,996)   $ 73,527,939  $      --   $(72,859,006)


Issuance of common stock upon              958             57             --           9,602         --             --
  exercise of employee stock
  options

Issuance of common stock upon           73,731          4,424             --         371,603         --             --
  exercise of warrants


Issuance of common stock to             20,590          1,235             --         162,672         --             --
  vendors to satisfy debt

Change in market value of                   --             --             --          (1,323)        --             --
   employee stock options

Issuance of common stock as            166,666          9,999             --       1,213,599         --             --
   compensation for services

Issuance of common stock                93,315          5,599             --         432,201         --             --
  related to debt financing

Warrants issues as compensation             --             --             --         154,500         --             --
  for services

Allowance for uncollectibility              --             --        354,471              --         --             --
  of loans to officers

Issuance of warrants related to             --             --             --       7,273,960         --             --
  debt financing

Beneficial conversion features              --             --             --       1,902,489         --             --
  of notes

Net loss for the year                       --             --             --              --         --    (17,537,775)
                                  ------------   ------------   ------------    ------------  ---------   ------------

Balances at December 31, 2003        2,261,300   $    135,677   $   (255,525)   $ 85,047,242         --   $(90,396,781)
                                  ============   ============   ============    ============  =========   ============

                             SmartServ Online, Inc.

                      Consolidated Statements of Cash Flows




                                                                     Year Ended December 31

                                                                    2003           2002
                                                                ------------    ------------
Operating Activities
Net loss                                                        $(17,537,775)   $ (8,037,173)
Adjustments  to  reconcile  net  loss to net  cash  used  for operating activities:
    Gain from extinguishment of debt                                (305,822)     (5,679,261)
    Provision for losses on loans to officer                         354,471         664,640
    Amortization of deferred financing costs                       9,748,076
    Depreciation and amortization                                    913,972       1,944,515
    Impairment of capital assets and capitalized software          1,548,473              --
    Provision for losses on receivables                                   --           2,228
    Noncash compensation costs                                            --        (677,690)
    Noncash consulting services                                      600,400         597,396
    Amortization of unearned revenues                               (403,794)        (16,706)
    Changes in operating assets and liabilities:
       Accounts receivable                                           (47,323)        (17,337)
       Accrued interest receivable                                     3,654        (215,298)
       Prepaid expenses                                               77,460         366,770
       Accounts payable and accrued liabilities                      637,538         783,169
       Deferred revenues                                             248,000         210,000
       Security deposits                                             233,534         235,855
                                                                ------------    ------------

Net cash used for operating activities                            (3,929,136)     (9,838,892)
                                                                ------------    ------------

Investing Activities
Capitalization of software development costs                              --        (185,895)
Purchase of equipment                                                     --        (166,666)
                                                                ------------    ------------
Net cash used for investing activities                                    --        (352,561)
                                                                ------------    ------------

Financing Activities
Proceeds from the issuance of common stock                           385,545       4,836,392
Proceeds from the issuance of notes                                3,823,010              --
Repayment of note payable                                           (295,000)       (500,000)
Repayment of note receivable from officer                                 --          56,845
Costs of issuing securities                                               --        (579,348)
                                                                ------------    ------------
Net cash provided by financing activities                          3,913,555       3,813,889
                                                                ------------    ------------

Decrease in cash and cash equivalents                                (15,581)     (6,377,564)
Cash and cash equivalents - beginning of period                      154,759       6,532,323
                                                                ------------    ------------
Cash and cash equivalents - end of period                       $    139,178    $    154,759
                                                                ============    ============

See accompanying notes.

                             SmartServ Online, Inc.

                   Notes to Consolidated Financial Statements

1.   Nature of Business and Operations

SmartServ Online, Inc. (the "Company" or "SmartServ") designs, develops and distributes software and services that enable the delivery to wireless devices of various content, with special emphasis on cell phones. The content which the Company provides includes premium content such as ringtones, images and games, and dynamic changing content such as horoscopes, lottery results and weather reports. Historically, the Company has licensed its applications, content, and related services to wireless carriers and enterprises. The Company has revenue sharing license agreements with wireless carriers such as Verizon Wireless, AT&T Wireless, Nextel, and ALLTEL Wireless, that allow it to deliver its services and branded content to a wide base of consumer cell phone users. For enterprises, the Company has in the past offered solutions that deliver financial market data, proprietary internal documents and other useful information to mobile workers, although this no longer comprises a core part of the Company's business or strategy.

The Company is incorporated in the State of Delaware. The Company commenced operations in August 1993, and had its initial public offering in March, 1996. The Company did a one-for-six reverse stock split effective November 25, 2003. The reverse stock split also effected the conversion price and number of shares into which an outstanding convertible security is convertible or exercisable. Unless otherwise noted, descriptions of shareholdings and convertible securities reflect such one-for-six reverse stock split in all years presented.

The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has since its inception earned limited revenues and incurred substantial recurring operating losses, including net losses of $17,537,775 and $8,037,173 for the years ended December 31, 2003 and 2002, respectively. Additionally, we have an accumulated deficit of $90,396,781 at December 31, 2003. In May 2002, the Company commenced an effort to realign its infrastructure and related overhead to correlate with reductions in projected revenue. As part of this effort, the Company closed its UK and Hong Kong sales offices and downsized its domestic operations through staff reductions to a level sufficient to support the Company's projected operations. During 2003, the Company continued to reduce its cost structure through the termination of additional personnel and the relocation of the Company's headquarters to Plymouth Meeting, Pennsylvania. Personnel headcount was reduced from 66 in May 2002 to the level of 9 in December 2003. These efforts have reduced the Company's average monthly operating expenses from approximately $1,090,000 in July 2002 to approximately $370,000 from September through December 2003, excluding noncash stock compensation and depreciation and amortization and working capital used to settle accounts payable. As discussed in Note 14, the Company received $10 million in gross proceeds from the 2004 Private Placement.

As a result of the factors identified above, the Company believes it has sufficient capital for approximately the next 12 months. However, no assurance can be given that the Company will be able meet its revenue and cash flow projections, maintain its cost structure as presently configured, or raise additional capital on satisfactory terms. Should the Company be unable to raise additional debt or equity financing, it may be forced to seek a merger or cease operations.

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

Revenue Recognition
-------------------
The Company recognizes revenue from the use of its products and services in accordance with American Institute of Certified Public Accountants' ("AICPA") Statement of Position ("SOP") 97-2, "Software Revenue Recognition", SOP 98-9, "Modification of SOP 97-2, Software Recognition, With Respect to Certain Transactions", and the SEC Staff Accounting Bulletin No.104, "Revenue Recognition". Specifically, there must be (1) evidence of an arrangement, (2) delivery of the Company's products and services, (3) fixed and determinable fees and (4) probable collectibility of such fees. Revenues from multi-element revenue agreements are recognized based on vendor specific objective evidence of individual components or, if the elements in the arrangement cannot be separated, as has been the situation to date, recognized as one element ratably over the term of the agreement.

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

Capitalized Software Development Costs
--------------------------------------
In connection with certain contracts entered into between SmartServ and its customers, as well as other development projects, the Company has capitalized costs related to certain product enhancements and application development in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." Specifically, all software development costs are charged to expense as incurred until technological feasibility has been established for the product. Thereafter, additional costs incurred for development are capitalized. The Company ceased capitalizing such costs in connection with its current product offering during the quarter ended September 30, 2002 when the products became available for general release to customers. Amortization of capitalized software development costs commences with the products' general release to customers and is provided on a product-by-product basis over the economic life, not to exceed three years, using the greater of the straight-line or a flow of revenue method.

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

During the year ended December 31, 2003, the Company issued 20,590 shares of common stock to 5 vendors in settlement of the Company's obligations, aggregating $164,000, to such vendors. These transactions are considered non-cash transactions for the purposes of the Statement of Cash Flows.

Interest, debt origination and other financing costs paid during the years ended December 31, 2003 and 2002 were $322,000 and $373,339, respectively.

Concentration of Credit Risk
----------------------------
Financial instruments that potentially subject SmartServ to concentrations of credit risk consist solely of accounts receivable. At December 31, 2003 and 2002, accounts receivable consist principally of amounts due from major telecommunications carriers, as well as a financial services company. The Company performs periodic credit evaluations of its customers and, if applicable, provides for credit losses in the financial statements. As of December 31, 2003 and 2002 the Company did not have a reserve for doubtful accounts.

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

Advertising Costs
-----------------
Advertising costs are expensed as incurred and were approximately $6,600 and $280,000 for the years ended December 31, 2003 and 2002, respectively.

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

The Company adopted the disclosure provisions of SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, which amends SFAS No. 123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation, which was originally provided under SFAS No. 123. SFAS No. 148 also improves the timeliness of disclosures by requiring the information to be included in interim as well as annual financial statements. The adoption of these disclosure provisions had no impact on the Company's 2003 consolidated results of operations, financial position or cash flows.

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

SmartServ's pro forma information is as follows:

                                                         Year Ended
                                                         December 31
                                                ----------------------------
                                                   2003            2002
                                                ------------    ------------

Net  loss as reported                           $(17,537,775)   $ (8,037,173)

Employee stock-based compensation included in             --        (677,690)
  net loss

Employee stock-based compensation pursuant to       (677,416)     (4,278,214)
  SFAS 123
                                                ------------    ------------

Proforma net loss                               $(18,215,191)   $(12,993,077)
                                                ============    ============

Basic and diluted loss per share                $      (8.46)   $      (6.01)
                                                ------------    ------------

Proforma basic and diluted loss per share       $      (8.79)   $      (9.72)
                                                ============    ============

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

In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". Under SFAS 145, the Company's gain on extinguishment of debt has been recorded in "Other income" in the consolidated financial statements.

In July 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with an Exit or Disposal Activity". SFAS No. 146 revises the accounting for exit and disposal activities under Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)", by potentially spreading out the reporting of expenses related to restructuring activities. SFAS No. 146 became effective prospectively for exit or disposal activities initiated after December 31, 2002. The Company adopted SFAS No. 146 on January 1, 2003, as required, and the adoption of this new standard did not have a material effect on its consolidated results of operations, financial position or cash flows.

On January 1, 2003, the company adopted SFAS No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The adoption of SFAS No. 143 did not have any impact on the company's financial position or results of operations.

On January 1, 2003, the company  adopted  Financial  Accounting  Standards Board
(FASB) Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantors, Including Indirect Guarantees of Indebtedness of Others, which requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation that it assumes under the guarantee. Guarantors are also required to meet expanded disclosure obligations. The adoption of Interpretation No. 45 did not have a material impact on the company's financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. Interpretation No. 46 addresses consolidation by business enterprises of variable interest entities, which are entities that either (a) do not have equity investors with vesting rights or (b) have equity investors that do not provide sufficient financial resources for the entity to support its activities. The interpretation is effective immediately for variable interest entities created after February 1, 2003. In December 2003, the FASB published FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (FIN 46(R)). FIN 46(R), among other things, defers the effective date of implementation for certain entities. The revised interpretation is effective for the first interim or annual reporting period ending after March 15, 2004, with the exception of structures that are commonly referred to as special-purpose entities, for which the statement is effective for periods ending after December 15, 2003. The adoption of Interpretation No. 46 is not expected to have a material impact on the company's results of operations or financial position.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities. This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. SFAS No. 149 requires that contracts with comparable characteristics be accounted for similarly. The statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The provisions of SFAS No. 149 generally are to be applied prospectively only. The adoption of SFAS No. 149 did not have a material impact on the company's results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for classification and measurement by an issuer of certain financial instruments with characteristics of both liabilities and equity. The statement requires that an issuer classify a financial instrument that is within the scope as a liability (or asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except as it relates to consolidated limited-life subsidiaries. The FASB indefinitely deferred the effective date of this statement as it relates to certain mandatorily redeemable non-controlling interests in consolidated limited-life subsidiaries. The company does not have any interest in limited-life entities as of December 31, 2003. The adoption of the effective provisions of SFAS No. 150 did not have an impact on the company's results of operations or financial position.

In December 2003, the FASB issued SFAS No. 132 (revised 2003), Employer's Disclosures about Pensions and Other Postretirement Benefits. This statement revises employers' disclosures about pension plans and other postretirement benefit plans; however it does not change the measurement or recognition of those plans required by SFAS No. 87, Employers' Accounting for Pensions, SFAS No. 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions. The revised statement retains the disclosure requirements contained in the original SFAS No. 132 and requires additional disclosures to those in the original statement about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The revised statement is effective for fiscal years ending after December 15, 2003. The adoption of SFAS 132R is not expected to have a material impact on the company's results of operations or financial position.

3.   Property and Equipment

Property and equipment consist of the following:

                                                 December 31
                                           --------------------------
                                              2003           2002
                                           -----------    -----------
Data processing equipment                  $ 4,594,526    $ 4,842,941
Office furniture and equipment                 397,474        151,263
Display equipment                               71,335         71,335
Leasehold improvements                          69,852         69,852
                                           -----------    -----------

                                             5,133,187      5,135,391
Impairment of capital assets                  (843,768)            --
Accumulated depreciation                    (4,289,419)    (3,561,413)
                                           -----------    -----------
                                           $        --    $ 1,573,978
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

Additionally, during the quarter ended June 30, 2003, the Company recorded a valuation allowance of $270,000 in connection with the potential uncollectibility of a loan made to Mr. Cassetta for the purchase of SmartServ restricted stock. Such reserve is classified as a reduction of stockholders' equity. While this loan had original maturity date of December 2003, Mr. Cassetta's ability to repay this loan and interest thereon is highly contingent on the market value of his investment in the Company. In his separation agreement in August 2003, the Company extended the maturity date of the restricted stock note until September 2004.

5.   Note Payable

In May 2000, the Company entered into a Business Alliance Agreement with Hewlett-Packard Company ("HP") whereby the companies agreed to jointly market their respective products and services, and to work on the build-out of SmartServ's domestic and international infrastructure. In furtherance of these objectives, HP provided the Company with a line of credit of up to $20,000,000 for the acquisition of approved hardware, software and services. On September 10, 2002, the Company and HP amended the terms of the promissory note to provide for the (i) reduction of SmartServ's aggregate outstanding principal and accrued interest amount of $7,045,000 to $1,000,000, (ii) return of certain unused hardware by SmartServ, (iii) issuance by SmartServ of a warrant for the purchase of 8,333 shares of common stock and (iv) repayment of $500,000 of the amended obligation on September 10, 2002. The remaining $500,000 obligation was evidenced by a note, bearing an interest rate of 11%, secured by the Company's assets exclusive of its internally developed software products, and was satisfied through a partial repayment in February 2003. The warrant expires on September 9, 2005 and has an exercise price of $6.996, determined as 110% of the average closing bid price of the common stock for the five trading days prior to September 10, 2002. In connection therewith, the Company recorded a charge to earnings of $38,000 representing the fair value of the warrant as determined in accordance with the Black-Scholes pricing model. The restructuring of the obligation resulted in a net gain in 2002 of $5,679,261 which has been recorded as "Other income" in the consolidated financial statements.

In February 2003, the Company issued a convertible note to Global Capital Funding Group, LP ("Global") in consideration for the receipt of $1 million. The note bears interest at the rate of 10% per annum, and is secured by the Company's assets, exclusive of its internally developed software products. The note matures on February 14, 2004, contains certain antidilution provisions, and may be converted into shares of SmartServ common stock at $6.60 per share. As additional consideration, the Company issued Global a warrant for the purchase of 33,333 shares of its common stock at an exercise price of $9.66 per share. The note and the warrant have been recorded in accordance with APB No. 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants". The warrant has been valued in accordance with the Black-Scholes pricing methodology and is netted against the outstanding obligation in the financial statements. Such amount is being amortized into operations as interest expense and other financing costs over the life of the obligation. Alpine
Capital Partners, Inc. ("Alpine") received a finder's fee of $70,000, representing 7% of the aggregate purchase price of the convertible note and a warrant to purchase 15,167 shares of common stock exercisable at $9.66 per share, expiring on February 14, 2005, in connection with this transaction. This warrant has been valued in accordance with SFAS No. 123 and the Black-Scholes pricing methodology and recorded in the financial statements as deferred financing costs. This amount is being amortized into operations on a straight-line basis as interest expense and other financing costs over the life of the obligation. Also in connection with the 10% convertible notes, the Company has recorded a non-cash charge for other financing costs of $406,400, representing a portion of the intrinsic value of the beneficial conversion feature of the notes. Emerging Issues Task Force ("EITF") Issue No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" ("Issue No. 98-5") as more fully described in EITF Issue No. 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments", defines the beneficial conversion feature as the non-detachable conversion feature that is "in-the-money" at the date of issuance. Issue No. 98-5 requires the recognition of the intrinsic value of the conversion feature as the difference between the conversion price and the fair value of the common stock into which the notes are convertible. In April 2003, the Company borrowed an additional $250,000 from Global and amended the convertible note to include such amount. As additional consideration, the Company issued Global a warrant for the purchase of 3,333 shares of its common stock at an exercise price of $7.20 per share. Alpine is to receive a finder's fee of $17,500 in connection with the April amendment. The warrants issued to Global and Alpine contain certain antidilution provisions and expire on February 14, 2006. In November 2003, as an inducement to obtain Global's consent to the sale of Units in the November 2003 transaction and the 2004 private placement, the Company issued Global a warrant to purchase 16,667 shares of common stock at an exercise price of $2.40 per share. On February 13, 2004, we paid off the convertible note in full for the principal and accrued interest due under the Global note.

In May 2003, the Company, in consideration of $358,000, issued 3.58 Units consisting of convertible notes and warrants to purchase common stock ("May Units") to 8 investors. Each May Unit consists of a $100,000 convertible note and a warrant to purchase 33,333 shares of the Company's common stock. The convertible notes bear interest at 8% per annum, are convertible into the Company's common stock at $4.464 (the average of the closing bid prices of the Company's common stock for the 5 days prior to the closing of the transaction) per share and were to mature on the earlier of November 19, 2003 or the closing of an equity placement of not less than $3 million. The warrants are exercisable at $4.464 per share and expire on May 19, 2006. In June 2003, the Company in consideration of $1,142,000 issued 11.42 Units ("June Units") (each May or June Unit referred to individually as a "Unit") to 20 accredited investors. Each June Unit also consists of a $100,000 convertible note and a warrant to purchase 33,333 shares of the Company's common stock. The convertible notes bear interest at 8% per annum, are convertible into the Company's common stock at $4.764 (the average of the closing bid prices of the Company's common stock for the 5 days prior to the closing of the transaction) per share and were to mature on the earlier of November 19, 2003 or the closing of an equity placement of not less than $3 million. The warrants are exercisable at $4.764 per share and expire on June 13, 2006. The Units have been recorded in accordance with APB No. 14. The warrants have been valued in accordance with the Black-Scholes pricing methodology and are netted against the outstanding obligation in the financial statements. Such amount is being amortized into operations as interest expense and other financing costs over the life of the obligation. Also in connection with the 8% convertible notes, the Company has recorded a non-cash charge for other financing costs of $81,400, representing a portion of the intrinsic value of the beneficial conversion feature of the notes. EITF Issue No. 98-5, as more fully described in EITF Issue No. 00-27, defines the beneficial conversion feature as the non-detachable conversion feature that is "in-the-money" at the date of issuance. Issue No. 98-5 requires the recognition of the intrinsic value of the conversion feature as the difference between the conversion price and the fair value of the common stock into which the notes are convertible. In November 2003, the Company, as an inducement to extend the maturity date of the notes to February 19, 2004, offered the note holders a warrant to purchase additional shares of common stock in an amount equal to 25% of the number of shares into which the notes purchased in the Unit are convertible.

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

The September Transaction required the consent of Global, the holder of $1.25 million of SmartServ's convertible notes issued in February and April 2003, and of the holders 51% or more of SmartServ's $1.5 million convertible notes issued in connection with the bridge financings in May and June 2003. As an inducement to obtain their consent, such holders received (a) a change in the conversion price of their convertible notes equal to the lowest conversion price of the notes issued in the September financings ($1.896 per share) and (b) an increase in the number of shares purchasable pursuant to the warrant to reflect a full ratchet dilution formula with a decrease in the exercise price of the warrants to the exercise price of the warrants issued in the September financing ($1.500). Such amendment, as it pertains to the holders of convertible notes issued in the May and June 2003 bridge financings, was effective on November 25, 2003, coincident with the effective date of a one-for-six reverse stock split. SmartServ recorded a charge in the amount of $4,828,000 as "Other Financing Costs" for the fair value of the consideration granted to these note holders for such consent.

On November 11, 2003, SmartServ issued 18 Units in a financing transaction comprised of a $50,000 convertible note ("November Notes") and a warrant ("November Warrant") to purchase 16,667 shares of SmartServ's common stock. The Units were sold to 20 investors for an aggregate of $900,000. Holders of the November Notes have the right to convert the November Notes into shares of common stock at a price equal to $2.10 per share. The maturity date of the November Notes is the earlier of December 19, 2003 or the completion of an equity placement of at least $3 million, at which time the November Notes will automatically convert into the equity placement. Holders of the November Warrants have the right to exercise the November Warrants into shares of common stock at a price equal to $1.500 per share. Finders' compensation to Spencer Trask and Richard Berland consisted of (i) a cash fee of $90,000, or 10% of the aggregate purchase price of all of the Units; (ii) warrants to purchase a number of shares of common stock equal to 20% of the shares of common stock underlying the securities in the Units sold and (iii) 2,778 shares of unregistered common stock per Unit sold. In addition, Spencer Trask received a non-accountable expense allowance of $27,000, or 3% of the aggregate proceeds of all Units sold in the November transaction. All of the November Notes and the November Warrants have full ratchet anti-dilution protection. In December 2003, as an inducement to extend the maturity date of the November Notes to February 19, 2004, the Company offered the noteholders a warrant to purchase additional shares of common stock in an amount equal to 25% of the number of shares into which the notes purchased in the Unit are convertible.

While the warrants to purchase common stock issued during the year ended December 31, 2003 and thereafter represent an additional source of capital, they expire between May 2006 and November 2008 and are not callable by the Company. Therefore, they cannot be relied upon by the Company as a definite source of capital. The warrant holders may choose to exercise their warrants if the market price of the Company's common stock exceeds the exercise price of the warrant.

As of December 31, 2003, the face amount of the Company's debt obligations is $4,250,010 and the unamoritzed discount amounted to $909,580.

6.   Equity Transactions

In December 1998, the Company's Board of Directors approved the terms of restricted stock purchase agreements for Sebastian E. Cassetta, Chairman and Chief Executive Officer, and Mario F. Rossi, Executive Vice President of
Technology. In connection with Mr. Cassetta's purchase of 103,040 shares of restricted stock, SmartServ received cash in the amount of $6,182 and a 5 year, non-recourse promissory note in the amount of $457,497. In connection with Mr. Rossi's purchase of 34,347 shares of restricted stock, SmartServ received cash in the amount of $2,061 and a 5 year, non-recourse promissory note in the amount of $152,499. The notes are secured by the stock and bear interest at the rate of 7.50% per annum. The stock purchase agreements provide SmartServ with certain repurchase options and provide Messrs. Cassetta and Rossi with a put option in the event of the termination of their employment. Through December 31, 1999, the restricted stock purchase agreements were variable plan awards pursuant to APB No. 25 and accordingly, SmartServ was required to recognize compensation expense for the changes in the market value of its common stock. As a result thereof, the Company recorded a charge to compensation expense of $15,636,300, as well as a corresponding increase to additional paid-in capital during the year ended June 30, 2000. The restricted stock purchase agreements with Messrs. Cassetta and Rossi were amended to provide for certain recourse against them in the event of their default on their obligations the Company. Commencing January 1, 2000, the restricted stock awards are no longer variable plan awards pursuant to APB No. 25.

In October 1999, SmartServ entered into a restricted stock agreement with Robert Pearl, the former Senior Vice President Business Development, providing for the sale to Mr. Pearl of 12,803 shares of common stock at a purchase price of $4.50 per share. SmartServ received cash in the amount of $768 and a 5 year, promissory note in the amount of $56,845. The note was secured by the common stock, bore an interest rate of 7.50% and contained certain recourse provisions in connection with the payment of such interest. The stock purchase agreement provided SmartServ with certain repurchase options and provided Mr. Pearl with a put option in the event of the termination of his employment without cause. In August 2002, this loan was repaid.

In October 1999, SmartServ entered into an agreement for consulting services. As consideration for such services, the Company granted this consultant warrants to purchase 16,667 shares of common stock at an exercise price of $15.75 per share and warrants to purchase 16,667 shares of common stock at $21.75 per share. In January 2000, in consideration of $125,000 and the issuance of warrants to purchase 1,333 shares of common stock at $110.25 per share, the Company extended this agreement for the two-year period commencing October 24, 2000. The warrants expire on October 24, 2004. A noncash charge of $62,400 was recorded in the year ended June 30, 2000 for the fair value of the warrants to unearned compensation that was amortized to income over the term of the agreement. In July 2000, we issued 33,333 shares of our common stock to this consultant upon exercise of warrants to purchase such shares. Proceeds from the exercise were $625,000.

During the year ended June 30, 2000, the Company issued warrants to purchase 21,000 shares of its common stock to various marketing and technical consultants as partial compensation for services rendered and to be rendered to SmartServ. The warrants have exercise prices of between $15.00 and $297.00 and expire through April 30, 2003. The Company recorded $74,000 as unearned compensation which has been amortized to income over the terms of the consulting agreements.

In January 2000, the Company completed an offering of 55,500 shares of its common stock to accredited investors. Gross proceeds from the offering amounted to $4,995,000 or $90.00 per share of common stock. America First Associates Corp. received a commission of $279,600, an unaccountable expense allowance of $25,000 and warrants to purchase 3,107 shares of common stock at $90.00 per share through January 18, 2005 as compensation for services as placement agent for the offering.

In August 2000, the Company issued warrants to purchase 8,333 shares of its common stock to a financial consultant as partial consideration for services to be rendered to SmartServ. The warrants have an exercise price of $297.00. and expired on April 30, 2003. During the six months ended December 31, 2000, the Company recorded a charge to earnings of $60,000 in connection with these warrants.

In April 2001, the Company issued a warrant to purchase an aggregate of 333 shares of common stock to a member of the Company's Advisory Board as partial consideration for services to be provided to SmartServ as a member of such Board. The warrant is exercisable after one year at an exercise price of $56.16 per share, expires on April 15, 2005, and has been recorded in the financial statements based on the Black-Scholes pricing methodology.

In June 2002, SmartServ issued units consisting of 130,952 shares of its common stock and warrants, callable under certain conditions, for the purchase of an aggregate of 238,095 shares of common stock at an exercise price of $8.40 per share through the expiration date on June 5, 2007, as well as non-callable warrants for the purchase of an aggregate of 32,738 shares of common stock, subject to antidilution adjustments upon the occurrence of certain events, at an exercise price of $8.82 per share through June 5, 2007 to two accredited investors at a purchase price of $8.40 per share. The callable warrants provided that upon exercise the investors would receive non-callable warrants for the purchase of an aggregate of 59,524 shares of common stock at an exercise price of $8.82 per share. In August 2002, pursuant to the terms of the callable warrants, the Company provided the investors with a notice, calling such warrants. In September 2002, the callable warrants expired unexercised. Gross proceeds from this transaction amounted to $1,100,000. First Albany Securities Corporation, the placement agent, received a commission of $66,000 in connection with this transaction. Additionally, the Company incurred costs and other fees of $80,500 in connection with this transaction. Each of the investors received a fee of $65,000 in connection with the performance of due diligence related to their investment in the Company. In September 2002, SmartServ issued 28,309 shares of common stock upon the exercise, by Bonanza Master Fund, Ltd., an investor in the June 2002 financing, of warrants to purchase such shares at an exercise price, after antidilution adjustments, of $5.10 per share. Proceeds from the issuance were $144,375. In December 2002, the Company issued 5,833 shares of common stock to Vertical Ventures Investments, LLC, an investor in the June 2002 financing, upon the exercise of warrants to purchase such shares. Proceeds from the exercise of these warrants were $31,850.

In September 2002, SmartServ issued units consisting of 647,368 shares of its common stock and warrants to purchase 323,685 shares of common stock exercisable at $5.10 per share through September 8, 2007 to 22 accredited investors at a purchase price of $5.475 per unit. Gross proceeds from this transaction amounted to $3,544,346. SmartServ paid fees consisting of $249,050, an expense allowance of $25,000, and issued warrants to purchase 73,008 shares of common stock at an
exercise  price  of  $5.10  per  share,   expiring  on

September 8, 2007, as compensation to certain individuals and entities that acted as finders. Additionally, the Company incurred costs and other fees of $28,800 in connection with this transaction.

In December 2002, the Company entered into a consulting agreement with Steven B. Rosner. As consideration for such services, the Company granted Mr. Rosner a warrant to purchase 41,667 shares of common stock at an exercise price of $7.68 per share. The warrants have been valued in accordance with the Black-Scholes pricing methodology, recorded in the financial statements as deferred compensation and are being amortized as consulting costs over the two-year term of the agreement.

During the year ended December 31, 2002, the Company issued warrants to purchase 44,500 shares of our common stock to certain financial and marketing consultants as partial compensation for services rendered and to be rendered to SmartServ. The warrants have exercise prices ranging from $7.68 to $32.64, expire in April and December 2005, and have been recorded in the consolidated financial statements at fair market value as determined in accordance with the Black-Scholes pricing model.

At December 31, 2002, the Company had 287,500 public warrants (SSOLW) and 50,000 warrants with terms identical to the public warrants outstanding. In February 2002, the Company's Board of Directors modified the terms of, and extended such warrants which were due to expire on March 20, 2002. These warrants, which had an exercise formula requiring the surrender of 11.598 warrants and the payment of $46.686 for each share of common stock, were modified to provide for the surrender of .42 warrants and the payment of $63.00 for each share of common stock. The modified warrants expired on March 20, 2003.

At December 31, 2002, there were 317,667 shares reserved for issuance upon the exercise of options granted to employees and 846,667 shares reserved for the exercise of warrants to purchase common stock granted to investors in, and consultants to the Company.

During the year ended December 31, 2003, the Company issued 73,731 shares of common stock to investors upon the exercise of warrants to purchase such shares. Proceeds from the exercise of these warrants were $376,000.

In February 2003, the Company issued an aggregate of 20,590 shares of common stock to 5 vendors in satisfaction of obligations for services rendered to the Company aggregating $164,000.

In May 2003, the Company entered into a Corporate Finance Consulting Agreement ("Consulting Agreement") with Spencer Trask whereby Spencer Trask agreed to render services to the Company as its corporate finance consultant, financial advisor and investment banker. As compensation for such services, the Company has issued Spencer Trask 83,333 shares of its common stock. The value of such compensation has been recorded in the financial statements as prepaid compensation and is being amortized over the one year term of the Consulting Agreement.

Also, during the year ended December 31, 2003, the Company issued 72,222 shares of common stock to Spencer Trask as fees related to the May, June, September and November 2003 bridge financing and 11,111 shares of common stock to two individuals as fees for assisting with such bridge financings.

Also during the year ended December 31, 2003, the Company issued 93,315 shares related to an anti-dilution adjustment with respect to a certain May 2000 equity financing.

At December 31, 2003, there were 186,297 shares reserved for the issuance upon the exercise of options granted to employees and 4,261,119 shares reserved for the exercise of warrants to purchase common stock granted to investors in, and consultants to the Company. The range of exercise prices of the warrants to purchase common stock are as follows:

             Exercise Price Range        Underlying Shares
          ---------------------------- ----------------------

                $1.34 to $15.00               4,254,429

               $15.00 to $30.00                      -0-

                   Above $30.00                   6,690
                                           -----------------
                                              4,261,119
                                           =================

The Company's failure to timely file its Form 10-KSB for its fiscal year ending December 31, 2002 has affected the following registration rights held by some of its shareholders and warrant holders. The Company is working expeditiously to cure these deficiencies.

Obligations to Maintain Effective Registration Statements:
----------------------------------------------------------
Vertical Ventures Investments, LLC holds a warrant to purchase up to 22,476 shares of common stock that is subject to registration rights. The Registration Statement covering the shares underlying this warrant is no longer effective. The Company had until May 14, 2003 to cause the Registration Statement to again become effective. The Company failed to do so by May 14, 2003, so it is required to pay a fee of $8,250 for the first month of the deficiency and a fee of $16,500 for each month thereafter until the shares underlying the warrant are registered.

Accredited investors in the Company's September 2002 Equity Placement hold up to an aggregate of 616,991 shares of common stock, and warrants to purchase up to an aggregate of 249,954 shares of common stock, all subject to registration rights requiring the Company to use its commercially reasonable best efforts to maintain the effectiveness of the Registration Statement covering the shares of common stock and the shares underlying the warrants. The Registration Statement is no longer effective.

Obligation to File a Registration Statement:
--------------------------------------------
Global Capital Funding Group, L.P. holds warrants to purchase up to 257,333 shares of common stock, and a convertible note convertible into 189,394 shares of common stock (which was paid off in February, 2004). The Company was required to file a Registration Statement covering all such shares on April 14, 2003 and by agreement with Global is required to include such shares in a Registration Statement. The Company has not yet filed the Registration Statement, but negotiated a cure of the penalty fee, equal to $25,000 for each month that this deficiency remained uncured, by paying off the convertible note in February 2004.

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

As more fully described in Note 13 to the financial statements, stock-based compensation for the years ended December 31, 2003 and 2002, consisted primarily of the impact of changes in the market value of the Company's common stock on the value of options to purchase common stock issued to employees and the amortization of deferred costs associated with the prior issuance of warrants to purchase common stock to various consultants.

The following table illustrates the amount of stock-based compensation (charges)/credits that would have been recorded in the categories of the statement of operations had stock-based compensation not been separately stated in the accompanying Consolidated Statements of Operations:

                                  Year Ended December 31
                                  ----------------------
                                    2003         2002
                                  ---------    ---------
     Costs of services            $ (81,604)   $ 184,726

     Sales and marketing                 --      (50,542)

     General and administrative    (292,965)     (53,889)
                                  ---------    ---------
                                  $(374,569)   $  80,295
                                  =========    =========

8.   Earnings Per Share

The following table sets forth the computation of basic and diluted loss per share:

                                                             Year Ended December 31
                                                        ----------------------------
                                                           2003             2002
                                                        ------------    ------------

Numerator
   Net loss                                             $(17,537,775)   $ (8,037,173)
                                                        ============    ============

Denominator
   Denominator for basic and diluted loss per share -      2,073,448       1,336,673
   weighted average shares
                                                        ------------    ------------

Basic and diluted loss per common share                 $      (8.46)   $      (6.01)
                                                        ============    ============


Outstanding employee stock options and other warrants to purchase an aggregate of 4,447,416 and 1,163,833 shares of common stock at December 31, 2003 and 2002, respectively, were not included in the computation of diluted earnings per share because either the Company reported a loss for the period or their exercise prices were greater than the average market price of the common stock and therefore would be antidilutive.

9.   Income Taxes

At December 31, 2003 and 2002, SmartServ has deferred tax assets as follows:


                                                      December 31
                                           ----------------------------
                                             2003              2002
                                           -----------      -----------

     Net operating loss carryforwards      $35,800,000      $33,100,000
                                           ===========      ===========

In accordance with SFAS No. 109, "Accounting for Income Taxes," the Company has established a valuation allowance to fully reserve the future income tax benefit of these deferred tax assets due to uncertainty about their future realization. The valuation allowances were $35,800,000 and $33,100,000 at December 31, 2003 and 2002, respectively.

At December 31, 2003, the Company has net operating loss carryforwards for Federal income tax purposes of approximately $90,700,000 which expire in the years 2009 through 2023. As a result of ownership changes, pursuant to Internal Revenue Code Section 382, the utilization of net operating losses may be limited.

10.  Leases

SmartServ leased office space for its Stamford, Connecticut headquarters under a noncancelable lease. The lease included escalation clauses for items such as real estate taxes, building operation and maintenance expenses, and electricity usage. In January 2004 the Company negotiated a settlement of that lease the terms of which include a cash payment of $175,000 (evidenced by a promissory note) payable over time through December 31, 2004 and a warrant to purchase 22,000 shares of SmartServ common stock at an exercise price equal to $1.34 per share. The warrant vests upon grant and expires on the three year anniversary of the grant date.

In September 2003, the Company relocated its headquarters and leases office space in Plymouth Meeting, Pennsylvania. The lease includes escalation clauses for items such as real estate taxes, building operation and maintenance expenses.

Rent expense amounted to approximately $384,800 and $642,000 for the years ended December 31, 2003, and 2002, respectively.

Minimum future rental payments at December 31, 2003 are as follows:

Year Ending December 31
-----------------------

         2004                                              $58,100
         2005                                               60,400
         2006                                               62,600
         2007                                               48,200
         2008                                                   --
         Thereafter                                             --
                                                     -------------

                                                          $229,300
                                                     =============

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

On or about February 29, 2000, Commonwealth Associates, L.P. ("Commonwealth") filed a complaint against us in the Supreme Court of the State of New York, County of New York. The complaint alleged that in August of 1999, Commonwealth and SmartServ entered into an engagement letter that provided for a nonrefundable fee to Commonwealth of $15,000 payable in cash or common stock at SmartServ's option. The complaint alleged that SmartServ elected to pay the fee in stock and, as a result, Commonwealth sought 2,222 shares of common stock or at least $1,770,000 together with interest and costs. In SmartServ's defense, SmartServ denied that it elected to pay in stock. On March 4, 2003, SmartServ received a favorable decision in this matter after a trial held in the Supreme Court of the State of New York. The decision holds that, consistent with SmartServ's defense, SmartServ is required to pay Commonwealth a retainer fee of only $13,439, plus interest and certain costs. Commonwealth's time to appeal has not yet expired.

On or about March 22, 2004, Jenkens & Gilchrist Parker Chapin, LLP, SmartServ's former legal counsel, filed a complaint against SmartServ in the Supreme Court of the State of New York, County of New York. The complaint seeks payment of unpaid invoices for legal services in the amount of $599,244. While the Company intends to vigorously defend such lawsuit, an unfavorable outcome could have a material adverse effect on the Company's financial condition, results of operation and cash flows.

12.  Significant Relationships

During the year ended December 31, 2002, substantially all of the Company's revenues were earned through its licensing agreement with Salomon Smith Barney. During the year ended December 31, 2003, substantially all of the Company's revenues were earned through four customers.

On May 8, 2003, the Company entered into a consulting agreement with Spencer Trask (which replaced a prior consulting agreement from April 2003) providing that Spencer Trask would render corporate financial consulting, financial advisory, and investment banking services to the Company ("Trask Consulting Agreement"). Spencer Trask is a beneficial owner of more than 5% of the Company's common stock.

As a partial payment, in May 2003, the Company issued 13,889 shares of restricted common stock to Spencer Trask. The Company also agreed to pay Spencer Trask $7,500 per month thru May 31, 2004; provided, the monthly payment was deferred until the Company raises $1,500,000 in equity. SmartServ raised $10 million in February 2004 and paid $75,000 to Spencer Trask, which represented the deferral of ten monthly payments. As part of the consulting arrangement, Spencer Trask assisted SmartServ with convertible debenture sales during the period from May 2003 through November 2003 in the aggregate amount of $2,685,000. For its efforts SmartServ paid Spencer Trask $184,500 and owes Spencer Trask $84,000, representing 10% of the gross proceeds, plus SmartServ reimbursed Spencer Trask for $20,000 of legal expenses and $5,000 of out-of-pocket expenses. Spencer Trask also received 25,371 shares of the Company's common stock and five year warrants to purchase 64,250 shares of the Company's common stock at exercise prices ranging from $9.00 to $12.60.

Under the terms of the Trask Consulting Agreement, SmartServ is obligated to pay Spencer Trask a fee upon closing of the acquisition of nReach, based on 5% of the first two-million dollars of the aggregate consideration of such acquisition, 4% of the next two million dollars or portion thereof, 3% of the third $2,000,000 or portion thereof, and 2.5% of the balance of the consideration. For purposes of determining the aggregate consideration, the total value of liabilities assumed are included, and fees on any contingent payment shall be paid to Spencer Trask when such contingent payment is made. Spencer Trask has agreed to accept shares of the Company's common stock in lieu of cash with respect to such fees.

Under the terms of the Trask Consulting Agreement, in the event that on or before May 31, 2004 or 18 months thereafter (under certain conditions), SmartServ sells, outside the ordinary course of business, its company or any of its assets, securities or business by means of a merger, consolidation, joint venture or exchange offer, or any transaction resulting in any change in control of SmartServ or its assets or business, or SmartServ purchases, outside the ordinary course of business, another company or any of its assets, securities or business by means of a merger, consolidation, joint venture or exchange offer, or SmartServ receives an investment (other than an investment pursuant to an agented offering, which will be subject to compensation pursuant to a separate arrangement with Spencer Trask), SmartServ will owe Spencer Trask a cash fee and in some instances, warrants.

13.  Employee Stock Option Plans

In April 1996, the Company's Board of Directors approved the establishment of an Employee Stock Option Plan ("1996 Plan") authorizing stock option grants to directors, key employees and consultants. The options are intended to qualify as incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, or as nonqualified stock options. The 1996 Plan provided for the issuance of up to 41,667 of such options at not less than the fair value of the stock on the date of grant. The options are partially exercisable after one year from the date of grant and expire on the tenth anniversary of the date of grant. As of December 31, 2003, there were options to purchase 28,880 shares of common stock issued and outstanding and -0- available for grant pursuant to the 1996 Plan.

In October 1999, the Board of Directors authorized the establishment of the 1999 Employee Stock Option Plan ("1999 Plan"). The 1999 Plan provided for the issuance of options to employees and directors for the purchase of a maximum of 66,667 shares of the Company's common stock. The Board of Directors authorized the issuance of 66,667 of such options to both employees and directors at the fair value of the common stock on that date. The 1999 Plan provides for the issuance of such options at not less than the fair value of the common stock on the date of grant. As of December 31, 2003, there were options to purchase 40,367 shares of common stock issued and outstanding and -0-available for grant pursuant to the 1999 Plan.

In May 2000, the Board of Directors authorized the establishment of the 2000 Employee Stock Option Plan ("2000 Plan"). In November 2000, the Board of Directors increased the number of shares available for issuance under the 2000 Plan by 100,000 to a maximum of 225,000. The 2000 Plan provides for the issuance of such options at not less than the fair value of the common stock on the date of grant. The Board of Directors has authorized the issuance of options to purchase 113,717 shares of common stock to employees and directors at exercise prices equal to the fair value on the dates of grant. The stockholders approved the repricing of options to purchase 132,875 shares of common stock with exercise prices ranging between $35.82 and $297.00 to $8.52 per share at the Annual Meeting of Stockholders on December 13, 2002. In connection therewith, the Company recorded a charge to earnings of approximately $42,600 in the year ended December 31, 2003 for the increase in the market value of the Company's common stock between the date the repricing was authorized by the Board and the date it was approved by the stockholders. As of December 31, 2003, there were options to purchase 113,717 shares of common stock issued and outstanding and -0- shares of common stock available for grant pursuant to the 2000 Plan.

In connection with the stockholders' approval of the Company's 2002 Stock Option Plan at the Annual Meeting of Stockholders on December 13, 2002, the Board of Directors amended all previously existing stock option plans by reducing the size of such plans to the number of options issued and outstanding at that date. Additionally, the Board of Directors amended such plans so that options that are terminated or forfeited may not be re-granted.

In November 2000, the Board of Directors granted non-qualified options to purchase 25,000 shares of common stock to Sebastian E. Cassetta and granted non-qualified options to purchase 9,375 shares of common stock to Mario F. Rossi, subject to stockholder approval, which was received at the Annual Meeting of Stockholders held on December 8, 2000. The options were exercisable at $114.00 per share and expire on November 3, 2010. The stockholders approved the repricing of such options to $8.52 per share at the Annual Meeting of Stockholders on December 13, 2002.

In September 2001, the Board of Directors voted to cancel certain outstanding employee options and reissue options to employees at an exercise price not less than the fair value at the date of grant. Officers of the Company were required to surrender 20% of such options to receive the new options. The exercise price of the options reissued to employees was $50.40 per share. The stockholders approved the repricing of such options to $8.52 per share at the Annual Meeting of Shareholders on December 13, 2002.

At the Annual Meeting of Stockholders on December 13, 2002, the stockholders approved the establishment of the Company's 2002 Employee Stock Option Plan ("2002 Plan"). The 2002 Plan provides for the issuance of options to employees and directors for the purchase of a maximum of 250,000 shares of common stock at an exercise price not less than the fair value of the common stock on the date of grant. No options have been granted pursuant to the 2002 Plan.

Information concerning stock options for the Company is presented below. The Company has shown the repricings of options previously granted to employees and directors of the Company as both a cancellation and a grant of options.

                                                                 Average
                                                                 Exercise
                                                 Options          Price
                                            ---------------  ---------------
Balance at December 31, 2001                        305,114           $72.96
     Granted                                        238,250             9.06
     Exercised                                       (2,833)            5.82
     Cancelled                                     (223,367)           99.72
                                            ---------------  ---------------
Balance at December 31, 2002                        317,164            $9.54
     Granted                                             --               --
     Exercised                                         (958)            5.90
     Cancelled                                     (129,909)            9.60
                                            ---------------  ---------------
Balance at December 31, 2003                        186,297            $9.55
                                            ===============  ===============

The  following  table  summarizes   information  about  employee  stock  options
outstanding as of December 31, 2003.

                                           Options Outstanding                            Options Exercisable
                             --------------------------------------------------    -----------------------------------
                                                                  Average
                                                 Average         Remaining                               Average
         Range of              Number of         Exercise       Contractual           Number of         Exercise
     Exercise Prices            Options           Price         Life (Years)           Options            Price
--------------------------- ----------------- --------------- -----------------    ---------------- ------------------
    $5.63 to $9.75               182,964               $7.86          6.6                  147,564           $7.70

        $102.00                    3,333              102.00          6.0                    3,333          102.00
                            ------------                                               -----------

                                 186,297                                                   150,897
                            ============                                               ===========


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

There were no options granted in 2003.

Pertinent assumptions with regard to the determination of fair value of the options granted during the years ended December 31, 2003 and 2002 are as follows:


                                                         Year Ended December 31
                                                   -----------------------------
                                                        2003            2002
                                                   -------------     -----------

  Weighted  average  dividend  yield for  options         --              --
       granted

  Weighted average expected life in years                 --              3.0

  Weighted average volatility                             --             84.0%

  Risk-free interest rate                                 --              3.0%

  Weighted average fair value of options granted          --             $0.66

14.  Subsequent Events (Unaudited)

During February 2004, SmartServ completed a private placement of Units of Series A Convertible Preferred Stock ("Series A") and warrants for $10 million in aggregate gross proceeds. Pursuant to their terms, the principal and accrued interest on SmartServ's convertible debentures issued in the May, June, September and November, 2003 transactions, which was approximately $3,122,000, were automatically converted into Units. Each Unit consisted of one share of Series A Preferred Stock initially convertible into ten shares of common stock and one warrant for the purchase of ten shares of common stock. The purchase price per Unit was $15.00. The Series A receives dividends at the rate of 8% per year payable quarterly in cash or, in SmartServ's sole discretion, in registered shares of its common stock. The Series A is entitled to a liquidation preference equal to the purchase price per unit plus accrued and unpaid dividends. The Series A is not redeemable. The warrants have an exercise price of $2.82 per share and expire three years after their issuance. The company is obligated to register the common stock upon conversion of the Series A and exercise of the warrants.

During February 2004, SmartServ paid in full the principal and accrued interest due Global Capital Funding Group, L.P., which was $1,391,504.

SmartServ acquired all of the stock of nReach, Inc. on February 28, 2004 in exchange for 500,000 shares of its common stock; provided, if the value of such 500,000 shares immediately prior to June 1, 2004 is less than $900,000, SmartServ will issue up to 299,167 additional shares of its common stock with respect to such difference in value. The nReach shareholders may also earn up to 916,667 shares of our common stock in the event SmartServ reaches certain revenue targets within five fiscal quarters following the closing of this transaction at the rate of one share of common stock for every one dollar of SmartServ revenue in excess of $2,700,000 (the "Earnout Trigger") during such five fiscal quarters. In addition to liabilities set forth on the financial statements of nReach, SmartServ assumed (i) ordinary course liabilities since November 30, 2003, (ii) taxes accrued on earnings since December 31, 2002 which were not due and payable as of the closing date, (iii) expenses incurred to accountants and attorneys in the transaction not to exceed $25,000, and (iv) short term borrowings up to $75,000 due to an nReach shareholder.

On or about March 22, 2004, Jenkens & Gilchrist Parker Chapin, LLP, SmartServ's former legal counsel, filed a complaint against SmartServ in the Supreme Court of the State of New York, County of New York, seeking payment of unpaid invoices for legal services in the amount of $599,254. SmartServ intends to vigorously defend such lawsuit.

Item  8.    Changes  in and  Disagreements  With  Accountants on  Accounting and
--------    Financial Disclosure

On November 6, 2003, we received a letter from Ernst & Young LLP ("E&Y") in which E&Y advised us that E&Y was resigning as our independent auditors. Prior to receipt of such letter, the Audit Committee (the "Audit Committee") of the Board of Directors had authorized management to seek to retain another accounting firm.

The report of E&Y on our consolidated financial statements as of and for the fiscal years ended December 31, 2001 and 2002 contained a "going concern opinion," questioning our ability to continue as a going concern, but did not contain any other adverse opinion or disclaimer of opinion, nor was the report modified as to audit scope or accounting principles. In connection with its audit for the fiscal year ended December 31, 2002, and during the subsequent interim period, there were no disagreements with E&Y on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if they had occurred and not been resolved to the satisfaction of E&Y, would have caused E&Y to make reference to such disagreements in its reports on the consolidated financial statements for such years.

We provided E&Y with copy of the foregoing disclosures. E&Y furnished us with a letter addressed to the Securities and Exchange Commission ("SEC"), which is
Exhibit 16 hereto.

On November 24, 2003, we engaged Grant Thornton, LLP ("Grant Thornton") as our independent auditors for the fiscal year ending December 31, 2003. The decision to engage Grant Thornton was approved by our Audit Committee and the Board of Directors.

During the two most recent fiscal years and subsequent interim period through November 24, 2003, we did not consult with Grant Thornton regarding (1) the application of accounting principles to a specified transaction, either completed or proposed, (2) the type of audit opinion that might be rendered on our financial statements, or (3) any other matter that was the subject of a disagreement or a reportable event as set forth in Item 304(a)(i)(iv) of Regulation S-B of the SEC.

Grant Thornton reviewed the disclosures contained in a Form 8-K filed by us on December 2, 2003 regarding its appointment. We advised Grant Thornton that it had the opportunity to furnish us with a letter addressed to the SEC concerning any new information, clarifying our disclosures in such Form 8-K, or stating any reason why Grant Thornton does not agree with any statements made by us in such Form 8-K. Grant Thornton advised us that nothing had come to its attention which would cause it to believe that any such letter was necessary.

Item 8A.   Controls and Procedures
--------

We maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information that is required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Act of 1934, as amended, is accumulated and communicated to management in a timely manner. Our Chief Executive Officer and Chief Financial Officer have evaluated this system of disclosure controls and procedures as of the end of the period covered by this annual report, and each believes that the system is operating effectively to ensure appropriate disclosure at a reasonable level of assurance. There have been no changes during the fourth fiscal quarter in our internal control over financial reporting, to the extent that elements of internal control over financial reporting is subsumed within disclosure controls and procedures, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                    Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance ------- with Section 16(a) of the Exchange Act

The following table sets forth information with respect to our executive officers and directors.

Name                             Age        Position
----                             ---        --------

Robert Pons                      47      Chief Executive Officer, President and
                                          Class III Director
Timothy G. Wenhold               43      Chief Operating Officer, Executive Vice
                                           President and Secretary
Len von Vital                    53      Chief Financial Officer
L. Scott Perry (1)               55      Chairman of the Board and Class I
                                           Director
Catherine Cassel Talmadge (1)    52      Class I Director
Charles R. Wood (2)              62      Class III Director

----------
(1)  Member of the Audit Committee
(2)  Member of the Compensation Committee

Robert Pons has been our Chief Executive Officer and President since January 24, 2004 and a director since August 28, 2003. He served as Interim Chief Executive Officer from August 28, 2003 to January 23, 2004. Mr. Pons had been a consultant to us from August 4, 2003 to January 24, 2004. From April 16, 1999 to April 15, 2002, Mr. Pons was founder and President of FreedomPay, a stored value payment processing company enabling cashless payments on wireless devices. From March 1999 through December 1999, Mr. Pons was

Chief Operating Officer of Real Time Data, a company in the data transmission (telemetry) business. Prior thereto, from March 1, 1995 to April 15, 1999, Mr. Pons was President and CEO of LifeSafety Solutions, an enhancement to the 9-1-1 public safety emergency system. Mr. Pons also held executive positions with both MCI and Sprint. Mr. Pons is a member of the Board of Directors of Network-1 Security Solutions, Inc., a software licensing company.

Timothy G. Wenhold has been our Executive Vice President, Chief Operating Officer and Secretary since March 10, 2004. Mr. Wenhold had been a consultant to us from August 4, 2003 to March 10, 2004. From May 1, 2002 to August 31, 2003, Mr. Wenhold was founder and President of Factory X, Inc. a manufacturer of licensed high end movie, comic and gaming collectibles. Prior thereto, from January 1, 1985 to May 1, 2002, Mr. Wenhold was founder and President of Sintaks, Inc., a system integration and technology consulting firm. Sintaks was acquired by Canon in 1998.

Len von Vital has been our Chief Financial Officer since April 9, 2004. From November 1, 2003 to April 9, 2004, Mr. von Vital was engaged by us as a consultant and provided financial services to us from January 27, 2004 to April 9, 2004. From February 11, 2002 to October 31, 2003, Mr. von Vital was Chief Financial Officer of 4GL School Solutions, Inc., a developer and vendor of special education software and services. From April 2001 to November 2001, Mr. von Vital was Chief Financial Officer of eCal Corporation, a developer and vendor of enterprise Internet calendaring and scheduling software and services and was a consultant in December 2001 and January 2002. From July 2000 to March 2001, Mr. von Vital was Chief Financial Officer of National Dental Corporation, an e-commerce start-up and software company providing procurement savings to the dental industry and from March 2000 to June 2000, was Chief Financial Officer of Financialweb.com, an e-financial services company. From October 1998 to February 2000, Mr. von Vital was employed by ESPS, Inc., a provider of enterprise business-to-business document management and publishing software and services. ESPS had its initial public offering in June 1999. Mr. von Vital was interim CEO of ESPS, Inc. from June 1999 until October 1999 and served as Chief Financial Officer for the remainder of the period. Prior thereto, he held the positions of senior vice president of product management and Chief Financial Officer for Astea International, Inc., a developer and vendor of enterprise customer relationship management software and services, that had its initial public offering in July 1995. He also held senior financial positions during a twelve-year career with Decision Data Inc., an international provider of plug-compatible IBM computer peripheral equipment and services, including Vice President of Mergers and Acquisitions, Corporate Controller and Principal Accounting Officer. Mr. von Vital is a certified public accountant.

L. Scott Perry has been Chairman of the Board of Directors since August 2003 and a director since November 1996. Mr. Perry was appointed Vice Chairman of the Board of Directors from September 2002 until August 2003. Mr. Perry has been the managing partner of Cobblers Hill Group, a strategy consulting firm, since May 2002. From June 1998 to December 2001, Mr. Perry was Vice President, Strategy & Business Development, AT&T and Vice President Strategy and Alliances - AT&T Solutions. From December 1995 to June 1998, Mr. Perry was Vice President, Advanced Platform Services of AT&T. From January 1989 to December 1995, Mr. Perry held various executive positions with AT&T including Vice President - Business Multimedia Services, Vice President (East) - Business Communications Services and Vice President - Marketing, Strategy and Technical Support for AT&T Data Systems Group. Prior to AT&T, Mr. Perry was General Manager, Academic Computing Information Systems and served in other sales, marketing and general management positions at IBM. Mr. Perry is a member of the Board of Directors of the Information Technology Association of America, INEA, Inc., a web analytics software firm, Viacore, Inc., a supply chain services firm and Zanett, Inc., a professional services firm, as well as being a member of several technology advisory boards. He is also a special advisor to Global Asset Capital, a venture capital company.

Catherine Cassel Talmadge has been a director since March 1996. Since October 2002, Ms. Talmadge has been Vice President of Strategic Relationships for Lemur Networks, a leading provider of next generation business support systems for on-demand, real-time IP services delivery. From July 2001 to October 2002, Ms. Talmadge consulted to a number of companies in the areas of product development, business process improvement, strategic planning and business development. Ms. Talmadge was Vice President of Business Development for Maher & Maher, a leading business integration and consulting firm for the broadband industry from January through July 2001 and Senior Vice President of Business Development for High Speed Access Corporation from May 1999 to January 2001. From September 1984 to May 1999, she held various positions with Time Warner Cable, a division of Time Warner Entertainment Company, L.P., including Vice President, Cable Programming; Director, Programming Development; Director, Operations; Director, Financial Analyses; and Manager, Budget Department.

Charles R. Wood has been a director since September 1998. Mr. Wood is Chairman and Chief Executive Officer of Terra Investors, Inc., a private, closely held investment company. Mr. Wood also serves on the Board of Advisors of Contact Point, a privately held company specializing in customer service and sales training and as founder and Managing Advisor of Woodmar LLC, an Internet marketing company. Mr. Wood was Senior Vice President of Data Transmission Network Corporation and President of DTN Financial Services from 1989 and 1986, respectively, until February 28, 2000.

Our officers are elected annually and serve at the discretion of the Board of Directors for a one year term and until their respective successors are duly elected and qualified or until their earlier resignation or removal, subject to any rights provided by employment agreements that are described below under "Executive Compensation - Agreements with Named Executive Officers".

Board of Directors

Our Board of Directors is divided into three classes: Class I Directors, Class II Directors and Class III Directors. Directors of each Class are elected for a full term of three years (or any lesser period representing the balance of the previous term of such Class) and until their respective successors are duly elected and qualified or until their earlier resignation or removal. The Class I Directors will serve until the Annual Meeting of SmartServ's stockholders to be held in 2005, the Class II Directors will serve until the Annual Meeting of SmartServ's stockholders to be held in 2006 and the Class III Directors will serve until the Annual Meeting of SmartServ's stockholders to be held in 2004. Under a Stock Purchase Agreement dated May 15, 2000, TecCapital, Ltd. has the right to designate one member of our Board of Directors. However, TecCapital is not currently exercising its right to have a designee on the Board. Our current Board consists of four directors.

Board Committees

The Compensation Committee, currently composed of Messrs. Perry and Wood, has authority over officer and consultant compensation and administers our employee stock option plans.

The Audit Committee, currently composed of Mr. Perry and Ms. Talmadge, serves as the Board's liaison with our auditors.

Our Board of Directors has determined that the Audit Committee does not, at the present time, have an "audit committee financial expert" as defined in Item 401(e) of Regulation S-B. We believe that the members of our Board of Directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. In addition, we have been seeking and continue to seek an appropriate individual to serve on the Board of Directors and the Audit Committee who will meet the requirements necessary to be an independent financial expert.

We have not yet adopted a code of ethics applicable to our principal executive officer, principal financial officer, principal accounting officer or controller. Given the recent funding pursuant to the 2004 Private Placement and the acquisition of Reach, we expect to expand our business and, in connection therewith, we are examining our corporate governance and other policies and procedures that will relate to a larger enterprise. Following such examination, we expect to adopt a code of ethics applicable to all directors, officers and employees.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires our Directors and executive officers, and persons who own more than ten percent of the Common Stock, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, Directors and greater than ten percent stockholders (collectively, "Reporting Persons") are additionally required to furnish us with copies of all
Section 16(a) forms they file.

     To our knowledge, based solely on review of the copies of such reports furnished to us [and written representations of the Reporting Persons that no other reports were required with respect to fiscal year 2003], all Section 16(a) filing requirements applicable to the Reporting Persons were complied with on a timely basis in fiscal year 2003, except that (i) the Form 4 for Catherine Cassel Talmadge to report the sale of 100 shares of Common Stock on January 30, 2002 by her daughter under a Uniform Gift to Minor Account for which Ms. Talmadge is the custodian was filed on March 16, 2004, and (ii) the Form 3 for Robert Pons to report his ownership of our securities as of August 28, 2003, the date he was elected as a director was filed on March 16, 2004.

Item 10.      Executive Compensation
--------

Executive Compensation

     The following table sets forth, for each of the last three full fiscal years, information concerning annual and long-term compensation, paid or accrued for services in all capacities during the fiscal year ended December 31, 2003, for our Chief Executive Officers during 2003 and for the two executive officers (collectively, the "Named Executive Officers") with base salary and bonuses exceeding $100,000 during 2003:

                           Summary Compensation Table
                           --------------------------

                                          Annual Compensation                      Long-term Compensation
                                 ----------------------------------------  ----------------------------------------
                                                                 Other
                                                                 Annual    Restricted  Securities
Name and Principal               Fiscal                       Compensation  Stock     Underlying      All Other
Position                          Year    Salary        Bonus     (1)(2)   Awards (3) Options (4)   Compensation
----------------------------------------------------------------------------------------------------------------
Robert Pons (5)                    2003   $ 44,000   $     --   $     --   $     --     50,000      $ 16,000
Chief Executive Officer            2002         -0-        --         --         --         --            --
                                   2001         -0-        --         --         --         --            --

Sebastian E. Cassetta (6)          2003     90,449         --         --         --         --        12,941(8)
Former Chief Executive             2002    215,521         --      7,500         --    208,000        42,022(8)
Officer                            2001    255,000     50,000      9,750         --         --        37,218(8)

Thomas W. Haller (7)               2003    102,400         --      4,000         --         --         9,932(9)
Former Senior Vice                 2002    134,479         --      6,000         --     79,500         9,932(9)
President and Chief                2001    164,558     37,500      6,000         --     22,500         9,932(9)
Financial Officer

Richard Kerschner (10)             2003    100,000         --         --         --         --            --
Former Senior Vice                 2002    131,667         --         --         --         --            --
President and General              2001    160,000     48,000         --         --     80,000            --


(1)  Amounts shown consist of a non-accountable expense allowance.
(2) The aggregate amount of personal benefits not included in the Summary Compensation Table does not exceed the lesser of either $50,000 or 10% of the total annual salary and bonus paid to the Named Executive Officers.
(3) The Named Executive Officers did not receive any LTIP Payouts during fiscal 2003, 2002 or 2001.
(4) All options granted to the Named Executive Officers in 2002 were the result of the reduction of the exercise prices of options to purchase a like number of shares granted in previous years. The exercise price reductions were approved by our stockholders at the Annual Meeting of Stockholders on December 13, 2002. The previously granted options are shown in the table if such options were granted during the reported period. Mr. Pons' warrants were granted in 2003 pursuant to his Consulting Agreement with us dated August 4, 2003.
(5) Salary reflects amounts paid under Mr. Pons' Consulting Agreement with us dated August 4, 2003. Mr. Pons served as Interim Chief Executive Officer from August 28, 2003 to January 23, 2004 pursuant to this Consulting Agreement. He is now our Chief Executive Officer.
(6)  Mr. Cassetta left our employ in August 2003.
(7)  Mr. Haller left our employ in January 2004.
(8) Amount represents premiums paid by for life and disability insurance for the benefit of Mr. Cassetta and membership dues approved by the Board of Directors.
(9) Amounts represent premiums paid by us for life insurance for the benefit of the employee.
(10)Mr. Kerschner left our employ in February 2004.

Stock Options

     The following table sets forth information with respect to stock options granted to the Named Executive Officers in fiscal year 2003:

                        Option Grants in Last Fiscal Year
                        ---------------------------------


                        Number of             % of Total Options
                   Securities Underlying     Granted to Employees        Exercise           Expiration
Name                Options Granted(1)       in the fiscal year(2)        Price               Date
---------------------------------------------------------------------------------------------------------------------
Robert Pons               41,667(1)                 83.3%                  $2.04           August 4, 2008

                          8,133(1)                  16.7%                  $2.04           August 4, 2008

     (1) Represents warrants to purchase shares of our common stock issued to Mr. Pons pursuant to his consulting arrangement with us. See "Agreements with Named Executive Officers" for details.
     (2) We did not grant any options in fiscal year 2003. However, during fiscal year 2003 we did grant these warrants to Mr. Pons, who subsequently became our Interim Chief Executive Officer in August 2003.


     The following table sets forth information as to the number of unexercised shares of common stock underlying stock options and the value of unexercised in-the-money stock options at December 31, 2003:

               Aggregated Option Exercises in Last Fiscal Year and
                       Fiscal Year End Option Value (1)(2)
                       -----------------------------------

                                                              Number of Unexercised
                                                              Securities Underlying            Value of Unexercised
                                 Shares                       Options at Fiscal Year          In-The-Money Options at
                              Acquired on          Value        End Exercisable/                 Fiscal Year End
                               Exercise          Realized         Unexercisable             Exercisable/ Unexercisable
---------------------------- ------------------ ----------- ---------------------------- ---------------------------------

Robert Pons                         --              --                50,000/0                         $0/$0

Sebastian E. Cassetta               --              --                127,500/0                        $0/$0

Thomas W. Haller                    --              --              29,083/1,500                       $0/$0

Richard Kerschner                   --              --                21,666/0                         $0/$0


     (1) Value is based on the closing price of our common stock as reported by the OTC Bulletin Board on December 31, 2003 ($1.40) less the exercise price of the option.
     (2) No stock options were exercised by the Named Executive Officers during the fiscal year ended December 31, 2003.

Agreements with Named Executive Officers

We entered into a consulting agreement with Robert Pons, dated August 4, 2003 ("Pons Consulting Agreement"), whereby Mr. Pons rendered consulting services to us related to our business activities, strategic planning, and market research and strategic due diligence on proposed business opportunities. The agreement had an initial term of four months and was continued until he became our Chief Executive Officer on January 24, 2004. As compensation for such services, we agreed to pay him a cash fee of $15,000 per month ($4,000 of which was deferred until we closed a financing on no less than $2.5 million), issued to him a warrant to purchase 41,667 shares of our common stock, which was changed to 50,000 shares of our common stock, and agreed to pay him a transaction fee equal to 1% of (i) any cash or securities received by us from any equity transaction during the term of the agreement and (ii) sales revenue received and recognized by us resulting from his assistance. The warrant expires in August 2008, is convertible at the price of $2.04 per share, and became exercisable in December 2003. The Pons Consulting Agreement was entered into prior to Mr. Pons becoming our Interim Chief Executive Officer on August 28, 2003.

We entered into an Employment Agreement with Robert Pons, dated March 12, 2004. The agreement provides for a 4 year term with a base annual salary of $210,000 in the first year of the term, subject to increases as determined by the Board of Directors. Mr. Pons shall also be eligible for bonuses in the event we meet certain performance goals related to raising additional capital, revenue targets or other goals mutually set by Mr. Pons and us. Mr. Pons also received an option to purchase 1,300,000 shares of our common stock under a non-plan option agreement, which option has an exercise price of $1.50 per share and a term of 10 years. The option provides for 557,141 shares to vest immediately and the remaining 742,859 shares to vest in equal amounts as of the last day of each calendar quarter commencing March 31, 2004. The options will vest immediately upon a Change of Control (as defined in his option agreement) or in the event Mr. Pons is terminated Other Than for Cause or he terminates employment for Good Reason (as each is defined under the Employment Agreement). Mr. Pons will also receive 12 months of base salary upon termination Other Than for Cause or if he terminates employment for Good Reason

We entered into a Separation Agreement with Sebastian E. Cassetta, our former Chairman and Chief Executive Officer, effective as of October 21, 2003 (the "Cassetta Separation Agreement"). The Cassetta Separation Agreement terminated Mr. Cassetta's rights under his employment agreement, including without limitation, any rights to compensation and severance, in exchange for the consideration set forth therein, including the following: (i) a cash payment for unpaid base salary and accrued vacation of $18,990.30, payable on or before October 31, 2003, (ii) forgiveness over a 3 year period of certain loans in the original principal amount of $500,000 plus accrued interest, (iii) extension of the Put Right contained in Mr. Cassetta's Restricted Stock Agreement dated December 28, 1998, allowing Mr. Cassetta 1 year instead of 60 days to either repay a promissory note in the original principal amount of $457,496.86 plus accrued interest, or return 94,707 restricted shares of our common stock in full satisfaction of such promissory note and accrued interest thereon.

In connection with his retirement, we entered into a Separation Agreement with Mario Rossi, our former Executive Vice President, Chief Technology Officer, and Director, effective as of October 21, 2003 (the "Rossi Separation Agreement"). The Rossi Separation Agreement terminated Mr. Rossi's rights under his employment agreement, including without limitation, any rights to compensation and severance, in exchange for the consideration set forth therein, including the following: (i) a cash payment for unpaid base salary and vacation of $16,667.00 payable in two equal installments on October 31, 2003 and November 20, 2003, (ii) a cash payment for unpaid contractual base salary of $112,500.00, of which $81,370.69 will be offset against Mr. Rossi's obligation to us of $47,004.00 in accrued interest on a restricted stock note in the original principal amount of $152,500 (the "Rossi Note"), and the remaining $31,129.31 to be paid in two equal installments on April 21, 2004 and October 21, 2004, (iii) a warrant to purchase 41,667 shares of our common stock at no less than $2.40 per share, and (iv) pursuant to Mr. Rossi's rights under a Restricted Stock Agreement, cancellation of the principal amount of the Rossi Note upon delivery by Mr. Rossi to us of the 34,347 shares of restricted stock securing the Rossi Note.

We entered into a retention agreement with Thomas W. Haller, Senior Vice President and Chief Financial Officer, effective as of June 20, 2003 (the "Haller Agreement"), pursuant to which Mr. Haller would receive the following severance benefits if he is terminated by us other than for Cause (as defined in the Haller Agreement): (i) 12 months of Mr. Haller's then current annual base salary (but in no event less than $165,000 per annum), plus any deferred and unpaid salary and bonus, payable in equal quarterly installments, in advance,
(ii) continuation of health, disability, and life insurance coverage for a period equal to the earlier of 12 months or Mr. Haller's eligibility for replacement coverage from a new employer, and (iii) vesting of any unvested stock options and extension of the exercise period of all stock options to one year from the Termination Date, as defined in the Haller Agreement. Mr. Haller left our employ in January 2004, which we believe does not trigger such severance benefits.

We entered into a retention agreement with Richard D. Kerschner, Senior Vice President, General Counsel and Secretary, effective as of June 20, 2003 (the "Kerschner Agreement"), pursuant to which Mr. Kerschner would receive the following severance benefits if he was terminated by us other than for Cause (as defined in the Kerschner Agreement): (i) 9 months of Mr. Kerschner's then current annual base salary (but in no event less than $160,000 per annum), plus any deferred and unpaid salary and bonus, payable in equal quarterly installments, in advance, (ii) continuation of health and disability insurance coverage for a period equal to the earlier of 9 months or Mr. Kerschner's eligibility for replacement coverage from a new employer, and (iii) vesting of any unvested stock options and extension of the exercise period of all stock options to one year from the Termination Date, as defined in the Kerschner Agreement. In connection with him leaving our employ in February 2004, Mr. Kerschner entered into an Employee Separation Agreement with us, dated February 2, 2003, providing for his severance compensation of continuation of his current, reduced salary of $100,000 through June 30, 2004, a one-time payment of $15,000 and issuance of a warrant to purchase 50,000 shares of our common stock. The Employee Separation Agreement replaced and superceded the Kerschner Agreement. The warrant has a term of five years, is immediately exercisable, has an exercise price of $1.65 per share, and contains registration rights for the shares underlying the warrants. In consideration of his severance payments, he agreed to join our Advisory Board to provide strategic advice and transition services until June 30, 2004.

Directors' Compensation

Each director who is not an officer or employee of SmartServ is reimbursed for his or her out-of-pocket expenses incurred in connection with attendance at meetings or other SmartServ business. As of January 1, 2004, each non-employee director receives a $1,500 fee for each meeting he or she attends. Additionally, each committee member receives up to $1,000 per committee meeting attended.

The Compensation Committee has the discretionary authority to grant options to directors. The exercise price of each share of common stock under any option granted to a director is equal to the fair market value of a share of common stock on the date the option was granted. On September 13, 2002, each director was granted an option to purchase 1,667 shares of SmartServ's common stock at an exercise price of $8.52 per share, which was the average of high and low stock prices for the preceding day. As the then Vice Chairman of the Board of Directors, L. Scott Perry was granted an option to purchase an additional 5,000 shares at an exercise price of $8.52 per share. No options were granted to directors in the year ended 2003. Commencing January 1, 2003, the Compensation Committee set L. Scott Perry's compensation as Vice Chair at $5,000 per quarter, which arrangement has continued in his current position as Chairman of the Board of Directors.

Item 11. Security Ownership of Certain Beneficial Owners and Management and -------- Related Stockholder Matters

The following table sets forth, as of March 1, 2004, certain information with respect to the beneficial ownership of our common stock by (i) each person known by us to beneficially own more than 5% of our outstanding shares of common stock, (ii) each or our directors, (iii) each of the Named Executive Officers and (iv) all of our executive officers and directors as a group. Except as otherwise indicated, each person listed below has sole voting and investment power with respect to the shares of common stock set forth opposite such person's name.

                                                Common Stock                  Series A Preferred Stock
                                                ------------                  ------------------------
                                      Amount and Nature    Percent of     Amount and Nature    Percent of
          Name and Address of          of Beneficial       Outstanding      of Beneficial      Outstanding
          Beneficial Owner (1)         Ownership (2)       Shares (3)       Ownership (2)      Shares (3)      Total(4)
          --------------------         -------------       ----------       -------------      ----------      --------
    Global Capital Funding Group, L.P.   257,333 (5)            9.89%             0                 *          2.27% (5)
    106 Colony Park Drive, Suite 900
    Cumming, Georgia 30040

    Kevin Kimberlin                    4,477,403 (6)           67.16%         46,065(17)          5.27%       32.03% (6),(17)
    c/o Spencer Trask
    535 Madison Avenue
    New York, New York 10021

    Steven B. Rosner                     165,012 (7)            6.79%             0                 *          1.48% (7)
    1220 Mirabeau Lane
    Gladwyn, Pennsylvania 19035

    TecCapital, Ltd.                     185,958 (8)            7.93%             0                 *          1.68% (8)
    Cedar House
    41 Cedar Avenue
    Hamilton, HM 12, Bermuda

    Sebastian E. Cassetta                118,598 (9)            5.01%             0                 *          1.07% (9)
    415 Mine Hill Road
    Fairfield, Connecticut 06824

    Robert M. Pons                        50,000 (10)           2.09%             0                 *           * (10)

    Thomas W. Haller                      29,194 (11)           1.23%             0                 *           * (11)

    Richard D. Kerschner                  71,667 (12)           2.97%             0                 *           * (12)

    L. Scott Perry                         8,472 (13)             *               0                 *           * (13)

    Catherine Cassel Talmadge              5,952 (14)             *               0                 *           * (14)

    Charles R. Wood                        5,666 (15)             *               0                 *           * (15)


    All executive officers and
    directors as a group (4 persons)      70,090 (16)           2.91%             0                 *           * (16)


----------
     *    Less than 1%

     (1) Under the rules of the SEC, addresses are only given for holders of 5% or more of our outstanding common stock who are not currently officers or directors. This table contains information furnished to us by the respective stockholders or contained in filings made with the SEC.
     (2) Under the rules of the SEC, a person is deemed to be the beneficial owner of a security if such person has or shares the power to vote or direct the voting of such security or the power to dispose or direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities if that person has the right to acquire beneficial ownership within 60 days of March 1, 2004. For purposes of beneficial ownership of our common stock, excludes shares of common stock that may be acquired upon the conversion of Series A preferred stock held by such person. Except as otherwise indicated, the named entities or individuals have sole voting and investment power with respect to the shares of common stock and preferred stock beneficially owned.
     (3) Represents the number of shares of common stock or preferred stock (as applicable) beneficially owned as of March 1, 2004 by each named person or group, expressed as a percentage of the sum of all of (i) the shares of such class outstanding as of such date, and (ii) the number of shares of such class not outstanding, but beneficially owned by such named person or group as of such date. There were 2,344,630 shares of common stock and 874,824 shares of preferred stock outstanding on March 1, 2004.
     (4) The percentage in this column is based upon the total number of shares of common stock beneficially owned, calculated by assuming conversion of all of the outstanding Series A preferred shares.
     (5) Consists of 257,333 shares of common stock issuable upon exercise of warrants.

     (6) Includes holdings of (i) Spencer Trask, Inc., a Delaware corporation and wholly-owned subsidiary of Spencer Trask & Co., a Delaware corporation, of which Kevin Kimberlin is the controlling shareholder,
          (ii) Spencer Trask Investment Partners LLC, a Delaware limited liability company, of which Kevin Kimberlin is the non-member manager, and (iii) Spencer Trask Private Equity Fund I, LP, Spencer Trask Private Equity Fund II LP, Spencer Trask Private Equity/Accredited Fund III, LLC, and Spencer Trask Illumination Fund (collectively, the "Funds"), of which Kevin Kimberlin is an approximately 80% owner of the manager of such Funds. Includes 4,321,848 shares of common stock issuable upon exercise of warrants. Excludes 80,000 shares of common stock to be issued as a finder's fee in connection with the November 2003 bridge financing. If such shares were included, Kevin Kimberlin would beneficially own 4,557,403 shares of our common stock, representing 68.36% of the outstanding common shares and 32.55% of the total outstanding capital stock (see footnote 4 above).
     (7) Includes 85,012 shares of common stock subject to currently exercisable warrants. Excludes 175,000 shares of common stock subject to currently exercisable warrants, which warrants were issued to Mr. Rosner on March 31, 2004.
     (8) Excludes 63,274 shares of common stock subject to issuance in connection with the November 2003 bridge financing and 94,322 shares of common stock subject to issuance in connection with the 2004 Private Placement.
     (9) Includes 21,250 shares of common stock subject to currently exercisable options. Also includes 342 shares held in trust for the benefit of Mr. Cassetta's wife and 2,300 shares of common stock held by his children.
     (10) Consists of 50,000 shares of common stock subject to currently exercisable warrants. Excludes 603,570 shares of common stock subject to currently exercisable warrants, which warrants were issued to Mr. Pons on March 12, 2004.
     (11) Includes 29,083 shares of common stock subject to currently exercisable options.
     (12) Consists of 50,000 shares of common stock subject to currently exercisable warrants and 21,667 shares of common stock subject to currently exercisable options.
     (13) Includes 8,333 shares of common stock subject to currently exercisable options.
     (14) Includes 5,833 shares of common stock subject to currently exercisable options and 33 shares of common stock held for her daughter under the Uniform Gift to Minors Act.
     (15) Includes 3,333 shares of common stock subject to currently exercisable options.
     (16) Includes 33 shares of common stock held for Ms. Talmadge's daughter under the Uniform Gift to Minors Act and 67,499 shares of common stock subject to currently exercisable options and warrants issued to all executive officers and directors. Excludes shares of common stock beneficially owned by Messrs. Cassetta, Haller and Kerschner as they were not officers of SmartServ as of March 1, 2004. Also excludes 325,000 shares of common stock subject to currently exercisable options and 50,000 shares of common stock subject to currently exercisable warrants that were granted or issued on March 12, 2004 to Timothy G. Wenhold, our Chief Operating Officer since March 12, 2004.
     (17) Excludes 2,612 shares of Series A preferred stock and 26,120 shares of common stock subject to currently exercisable warrants issued to Adam Stern, an employee of Spencer Trask, in connection with the 2004 Private Placement.

Equity Compensation Plan Information

The table below sets forth certain information as of our fiscal year ended December 31, 2003 regarding the shares of our common stock available for grant or granted under stock option plans that (i) were adopted by our stockholders and (ii) were not adopted by our stockholders.

                                                                                      Number of securities remaining
                                                                                       available for future issuance
                               Number of securities to be        Weighted-average        under equity compensation
                                 issued upon exercise of        exercise price of     plans (excluding securities in
                                   outstanding options         outstanding options    the first column of this table)
                                   -------------------         -------------------    -------------------------------
Equity compensation plans
approved by security
holders                                  28,880                       $8.40                       250,000


Equity compensation plans
not approved by security
holders                                  157,417                      $9.76                            --
                                         -------                      -----                       -------

Total                                    186,297                      $9.55                       250,000
                                         =======                      =====                       =======

Description of Plans Not Adopted by Stockholders

The aggregate number of shares of our common stock for which options may be granted under the 1999 Stock Option Plan ("1999 Plan") is 66,667. Such options may be issued to key employees, officers who are our key employees, directors and consultants. The 1999 Plan is administered by the Board of Directors. The Board of Directors may grant only non-qualified stock options (options which do not comply with section 422 of the Internal Revenue Code of 1986, as amended) under the 1999 Plan. The 1999 Plan permits the administrators of the plan, in their sole discretion, to allow the cashless exercise of options. As of December 31, 2003, there were options to purchase 40,367 shares of common stock issued and outstanding and -0- available for grant pursuant to the 1999 Plan.

On December 28, 1999, the Board of Directors granted Stephen Lawler, then a director, an option to purchase 3,333 shares of common stock at an exercise price of $102.042 per share. Such option vested immediately and expires on December 27, 2004. As of December 31, 2003, such option remained outstanding.

The aggregate number of shares of our common stock for which options may be granted under the 2000 Stock Option Plan ("2000 Plan") is 225,000. Such options may be issued to key employees, officers who are our key employees, directors and consultants. The 2000 Plan is administered by the Board of Directors. The Board of Directors may grant only non-qualified stock options (options which do not comply with section 422 of the Internal Revenue Code of 1986, as amended) under the 2000 Plan. The 2000 Plan permits the administrators of the plan, in their sole discretion, to allow the cashless exercise of options. As of December 31, 2003, there were options to purchase 113,717 shares of common stock issued and outstanding and -0- shares of common stock available for grant pursuant to the 2000 Plan.

Footnote 13 to our financial statements, included in this Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003, contains additional information regarding each of the stock option plans described above.

Item 12.   Certain Relationships and Related Transactions
--------

Steven B. Rosner, a beneficial owner of more than 5% of our common stock, entered into an agreement with us, dated October 25, 1999, whereby Mr. Rosner was to provide consulting services to us. Pursuant to an amendment dated January 4, 2000, the agreement was extended until October 24, 2002 (the agreement as amended, the "Rosner Agreement"). Pursuant to the Rosner Agreement, Mr. Rosner received $125,000 and warrants to purchase (i) 16,667 shares of common stock at $15.75 per share, (ii) 16,667 shares of common stock at $21.75 per share and
(iii) 1,334 shares of common stock at $110.25 per share. Mr. Rosner has exercised warrants to purchase 33,333 shares of common stock. The remaining warrants expire on October 25, 2004. In December 2002, we entered into a two year consulting agreement with Mr. Rosner to replace the Rosner Agreement. As consideration for such services, we granted Mr. Rosner a warrant to purchase 41,667 shares of common stock at an exercise price of $7.68 per share. The warrants expire on December 4, 2005.

Mr. Rosner also acted as a finder in the private placement of our units, which private placement was consummated in September 2002. For his services as finder, Mr. Rosner received warrants to purchase 31,062 shares of common stock at $5.10 per share and a cash fee of $157,500 from us. The warrants expire on September 8, 2007. In May and June 2003, Mr. Rosner acted as a finder in connection with our private placement of units consisting of convertible notes and warrants to purchase common stock issued by us to 20 accredited investors, Mr. Rosner received a finder's fee of $10,500, warrants to purchase 12,283 shares of common stock at $4.464 per share and 5,556 shares of unregistered common stock. As a result of anti-dilution provisions and subsequent financings, the exercise price of the warrants was reduced to $.25 per share in September 2003.

In January 2003, we issued a note to Mr. Rosner in consideration of $70,000. Proceeds from the note were used for working capital. The debt was evidenced by an unsecured note bearing an interest rate of 12% per annum and was repaid in February 2003.

In December 2000, our Board of Directors authorized the issuance of a line of credit of up to $500,000 to Sebastian E. Cassetta, our then former Chief Executive Officer and Chairman of the Board. Mr. Cassetta issued promissory notes, effective on January 2, 2001 and March 20, 2001, aggregating $500,000 to us in exchange for amounts borrowed under the line of credit. Each note bears interest at the prime rate and matures three years from the date the note was issued. Interest for the period January 2, 2001 to June 30, 2002 has been accrued and is payable at maturity. Commencing July 1, 2002 interest is payable semi-annually in arrears. While these loans were to mature in December 2003 and January 2004, in October 2003 we agreed to forgive these loans over a three-year period and we extended the term of certain other loans pursuant to Mr. Cassetta's Separation Agreement with us as described in the section entitled "Agreements with Named Executive Officers".

In January 2000, we issued Mr. Mario Rossi, our then Executive Vice President and Chief Technology Officer, 34,347 shares of restricted common stock in exchange for Mr. Rossi's note in the amount of $152,500. Such note is secured by the common stock issued to Mr. Rossi. In October 2003, pursuant to Mr. Rossi's rights under his Restricted Stock Agreement and in connection with his retirement, the principal amount of this note will be cancelled upon his delivery to us of the 34,347 shares of restricted stock securing this note. Please see the description of the Separation Agreement with Mr. Rossi in the section entitled "Agreements with Named Executive Officers" for additional information.

On May 8, 2003, we entered into a consulting agreement with Spencer Trask (which replaced a prior consulting agreement from April 2003) providing that Spencer Trask would render corporate financial consulting, financial advisory, and investment banking services to us ("Trask Consulting Agreement"). Spencer Trask is a beneficial owner of more than 5% of our common stock.

As a partial payment, in May 2003, we issued 13,889 shares of restricted common stock to Spencer Trask. We also agreed to pay Spencer Trask $7,500 per month thru May 31, 2004; provided, the monthly payment was deferred until we raise $1,500,000 in equity. We raised $10 million in February 2004 and paid $75,000 to Spencer Trask, which represented the deferral of ten monthly payments. As part of the consulting arrangement, Spencer Trask assisted us with convertible debenture sales during the period from May 2003 through November 2003 in the aggregate amount of $2,685,000. For its efforts we paid Spencer Trask $184,500 and owe Spencer Trask $84,000, representing 10% of the gross proceeds, plus we reimbursed Spencer Trask for $20,000 of legal expenses and $5,000 of out-of-pocket expenses. Spencer Trask also received 25,371 shares of our common stock and five year warrants to purchase 64,250 shares of our common stock at exercise prices ranging from $9.00 to $12.60.

Under the terms of the Trask Consulting Agreement, we are obligated to pay Spencer Trask a fee upon closing of our acquisition of nReach, based on 5% of the first two-million dollars of the aggregate consideration of such acquisition, 4% of the next two million dollars or portion thereof, 3% of the third $2,000,000 or portion thereof, and 2.5% of the balance of the consideration. For purposes of determining the aggregate consideration, the total value of liabilities assumed are included, and fees on any contingent payment shall be paid to Spencer Trask when such contingent payment is made. Spencer Trask has agreed to accept shares of our common stock in lieu of cash with respect to such fees.

Under the terms of the Trask Consulting Agreement, in the event that on or before May 31, 2004 or 18 months thereafter (under certain conditions), we sell, outside the ordinary course of business, our company or any of our assets, securities or business by means of a merger, consolidation, joint venture or exchange offer, or any transaction resulting in any change in control of us or our assets or business, or we purchase, outside the ordinary course of business, another company or any of its assets, securities or business by means of a merger, consolidation, joint venture or exchange offer, or we receive an investment in us (other than an investment pursuant to an agented offering, which will be subject to compensation pursuant to a separate arrangement with Spencer Trask), we will owe Spencer Trask a cash fee and in some instances, warrants.

In February 2003, we issued a convertible note to Global Capital Funding Group, LP ("Global") in consideration for the receipt of $1 million. Global is the beneficial owner of more than 5% of our common stock. The note bore interest at the rate of 10% per annum, and was secured by our assets, exclusive of our internally developed software products. The note matured on February 14, 2004, contained certain anti-dilution provisions, and could have been converted into shares of our common stock at $6.60 per share. As additional consideration, we issued Global a warrant for the purchase of 33,333 shares of our common stock at an exercise price of $9.68 per share. Alpine Capital Partners, Inc. ("Alpine") received a finder's fee of

$70,000, representing 7% of the aggregate purchase price of the convertible note and a warrant to purchase 15,167 shares of common stock exercisable at $9.66 per share, expiring on February 14, 2005, in connection with this transaction. In April 2003, we borrowed an additional $250,000 from Global and amended the convertible note to include such amount. As additional consideration, we issued Global a warrant for the purchase of 3,333 shares of its common stock at an exercise price of $7.20 per share. Alpine is to receive a finder's fee of $17,500 in connection with the April amendment. The warrants issued to Global and Alpine contain certain antidilution provisions and expire on February 14, 2006. Proceeds from the notes were used for working capital purposes.

In connection with a September 2003 sale of units (comprised of convertible debentures and warrants to purchase common stock), we required the consent of Global, the holder of $1.25 million of our convertible debentures issued in February and April 2003, and of 51% or more of the holders of our $1.5 million convertible debentures issued in connection with the bridge financings in May and June 2003. As an inducement to obtain their consent, such holders received
(a) a change in the conversion price of their convertible debentures equal to the lowest conversion price of the debentures issued in September 2003 financing ($0.316 per share) and (b) an increase in the number of shares purchasable pursuant to the warrant to reflect a full ratchet dilution formula with a decrease in the exercise price of the warrants to the exercise price of the warrants issued in such September financing ($0.25). In November, 2003, as an inducement to obtain Global's consent to the sale of units (comprised of convertible debentures and warrants to purchase common stock) in the November 2003 transaction and the sale of Units in the 2004 Private Placement transaction, we issued Global a warrant to purchase 16,667 shares of common stock at an exercise price of $2.40 per share.

On February 13, 2004, we paid $1,391,504 to Global in full satisfaction of our convertible debentures issued in February and April 2003 in the principal amount of approximately $1.25 million plus accrued interest of $141,504.

Pursuant to Robert Pons' Consulting Agreement and Employment Agreement, he was entitled to a transaction fee equal to 1% of any cash or securities received buy us from any equity transaction. Based on this, he received $100,000 from us in 2004 in connection with the 2004 Private Placement transaction. Mr. Pons is currently our Chief Executive Officer, but he was neither a director nor Chief Executive Officer at the time the Consulting Agreement was executed.

We believe that the terms of the transactions described above were no less favorable to us than would have been obtained from a non-affiliated third party for similar transactions at the time of entering into such transactions. In accordance with our policy, such transactions were approved by a majority of our independent disinterested directors.

Item 13.   Exhibits and Reports on Form 8-K
--------

(a)  Index to Exhibits

Exhibit      Description
-------      -----------

2.1 Reorganization and Stock Purchase Agreement dated as of January 29, 2004 by and among nReach, SmartServ and the shareholders of nReach set forth on Schedule A thereto /12/
3.1 Amended and Restated Certificate of Incorporation of SmartServ, as amended +
3.2    By-laws of SmartServ, as amended /8/
4.1    Specimen Certificate of SmartServ's Common Stock /8/
4.2 Stock Purchase Agreement, dated May 12, 2000, between SmartServ and TecCapital, Ltd., The Abernathy Group and Conseco Equity Fund /11/
4.3 Convertible Note, dated February 14, 2003, between SmartServ and Global Capital Funding Group, LP /2/
4.4 Security Agreement dated February 14, 2003, between SmartServ and Global Capital Funding Group, LP /2/

4.5 Amendment No. 1 to the Convertible Note between SmartServ and Global Capital Funding Group, LP /15/
4.6 Amendment No. 1 to the Security Agreement between SmartServ and Global Capital Funding Group, LP /15/
4.7 Amendment No. 2 to the Convertible Note between SmartServ and Global Capital Funding Group, LP /15/
4.8 Amendment No. 2 to the Security Agreement between SmartServ and Global Capital Funding Group, LP /15/
4.9 Form of Warrant for the Investors in the September 2003 Placement (the "September Investors") /13/
4.10 Form of Registration Rights Agreement between SmartServ and the September Investors /13/
4.11 Form of Warrant for the Investors in the November 2003 Placement (the "November Investors") /13/
4.12 Form of Registration Rights Agreement between SmartServ and the November Investors /13/
4.13 Form of Warrant for the Investors in the May 2003 Placement (the "May Investors") /14/
4.14 Form of Registration Rights Agreement, dated May 19, 2003, between SmartServ and the May Investors /14/
4.15 Form of Warrant for the Investors in the June 2003 Placement (the "June Investors") /14/
4.16 Form of Registration Rights Agreement, dated June 13, 2003, between SmartServ and the June Investors /14/
4.17 Form of Letter Agreement Extending the Maturity Date of Convertible Debentures from November 19, 2003 to February 19, 2004, between SmartServ and each of the May, June and September Investors +
4.18 Form of Letter Agreement Extending the Maturity Date of Convertible Debentures from December 19, 2003 to February 19, 2004, between SmartServ and the November Investors +
4.19 Form of Warrant for the Investors in the 2004 Private Placement (the "2004 Private Placement Investors") +
4.20 Form of Registration Rights Agreement, dated February 13, 2004, between SmartServ and the Investors in the 2004 Private Placement +
4.21   Specimen Certificate of SmartServ's Series A Convertible  Preferred Stock
       +
4.22 Form of Warrant for Spencer Trask issued pursuant to the 2004 Private Placement +
10.1 Information Distribution License Agreement dated as of July 18, 1994 between SmartServ and S&P ComStock, Inc. /8/
10.2 New York Stock Exchange, Inc. Agreement for Receipt and Use of Market Data dated as of August 11, 1994 between SmartServ and the New York Stock Exchange, Inc. /8/
10.3 The Nasdaq Stock Market, Inc. Vendor Agreement for Level 1 Service and Last Sale Service dated as of September 12, 1994 between SmartServ and The Nasdaq Stock Exchange, Inc. ("Nasdaq") /8/
10.4 Amendment to Vendor Agreement for Level 1 Service and Last Sale Service dated as of October 11, 1994 between SmartServ and Nasdaq. /8/
10.5 Lease Agreement dated as of March 4, 1994, between SmartServ and One Station Place, L.P. regarding SmartServ's Stamford, Connecticut, offices /8/
10.6 Lease Modification and Extension Agreement, dated February 6, 1996, between SmartServ and One Station Place, L.P. regarding SmartServ's Stamford, Connecticut, offices /9/
10.7 Second Lease Modification and Extension Agreement, dated June 29, 2000, between SmartServ and One Station Place, L.P. regarding SmartServ's Stamford, Connecticut, offices /6/
10.8 License Agreement between SmartServ and Salomon Smith Barney (Confidential treatment has been requested with respect to certain portions of this agreement) /4/
10.9   1996 Stock Option Plan /10/ *
10.10  1999 Stock Option Plan /11/ *
10.11  2000 Stock Option Plan /6/ *
10.12  2002 Stock Option Plan /3/ *
10.13 Separation Agreement between SmartServ and Sebastian Cassetta, effective as of October 21, 2003 /13/ *
10.14 Restricted Stock Purchase Agreement between SmartServ and Sebastian E. Cassetta, dated December 29, 1999 /7/ *
10.15 Separation Agreement between SmartServ and Mario F. Rossi, effective as of October 21, 2003 /13/ *

10.16 Restricted Stock Purchase Agreement between SmartServ and Mario F. Rossi, dated December 29, 1999 /7/ *
10.17 Amended Restricted Stock Purchase Agreement between SmartServ and Sebastian E. Cassetta, dated December 31, 1999 /11/ *
10.18 Amended Promissory Note between SmartServ and Sebastian E. Cassetta, dated January 4, 2000 /11/ *
10.19 Amended Security Agreement between SmartServ and Sebastian E. Cassetta, dated January 4, 2000 /11/ *
10.20  Promissory Note, dated January 2, 2001,  between  SmartServ and Sebastian
       E. Cassetta /5/ *
10.21 Promissory Note, dated March 20, 2001, between SmartServ and Sebastian E. Cassetta /5/ *
10.22  Amended  Restricted Stock Purchase  Agreement between SmartServ and Mario
       F. Rossi, dated December 31, 1999 /11/ *
10.23 Amended Promissory Note between SmartServ and Mario F. Rossi, dated January 4, 2000 /11/ *
10.24 Amended Security Agreement between SmartServ and Mario F. Rossi, dated January 4, 2000 /11/ *
10.25 Form of Securities Purchase Agreement between SmartServ and the September Investors /13/
10.26  Form of Convertible Debenture for the September Investors /13/
10.27 Form of Securities Purchase Agreement between SmartServ and the November Investors /13/
10.28  Form of Convertible Debenture for the November Investors /13/
10.29 Form of Securities Purchase Agreement, dated May 19, 2003, between SmartServ and the May Investors /14/
10.30  Form of Convertible Debenture for the May Investors /14/
10.31 Form of Securities Purchase Agreement, dated June 13, 2003, between SmartServ and the June Investors /14/
10.32  Form of Convertible Debenture for the June Investors /14/
10.33 Consulting Agreement, dated May 15, 2003, between SmartServ and Spencer Trask Ventures, Inc. /14/
10.34 Severance Agreement, dated June 20, 2003, between SmartServ and Richard Kerschner /14/ *
10.35 Severance Agreement, dated June 20, 2003, between SmartServ and Thomas Haller /14/ *
10.36 Form of Amendment Agreement, dated June 13, 2003, to the May 19, 2003 Securities Purchase Agreement between SmartServ and the May Investors /14/
10.37 Consulting Agreement between SmartServ and Robert Pons, dated August 4, 2003, as amended + *
10.38 Consulting Agreement between SmartServ and Timothy G. Wenhold, dated August 1, 2003 + *
10.39 Placement Agency Agreement, dated January 29, 2004, between SmartServ and Spencer Trask in connection with the 2004 Private Placement + *
16 Letter from Ernst & Young, LLP to the Securities and Exchange Commission dated November 13, 2003 /1/
21     List of Subsidiaries +
23.1   Consent of Grant Thornton, LLP +
23.2   Consent of Ernst & Young LLP +
31.1 Certification of Robert Pons pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 +
31.2 Certification of Len von Vital pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 +
32.1   Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 +


+      Filed herewith

1      Filed as an exhibit to our Form 8-K, dated November 13, 2003

2      Filed as an exhibit to our Form 8-K, dated March 3, 2003

3 Filed as an exhibit to our Proxy Statement for the 2002 Annual Meeting of Stockholders

4      Filed  as  an  exhibit  to  our   registration   statement  on  Form  S-3
       (Registration No. 333-100193)

5 Filed as an exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2001

6 Filed as an exhibit to our Annual Report on Form 10-KSB for the fiscal year ended June 30, 2000

7 Filed as an exhibit to our Annual Report on Form 10-KSB for the fiscal year ended June 30, 1999

8      Filed  as  an  exhibit  to  our  registration   statement  on  Form  SB-2
       (Registration No. 333-114)

9 Filed as an exhibit to our Annual Report on Form 10-KSB for the fiscal year ended June 30, 1996

10     Filed as an exhibit to our Proxy Statement dated October 10, 1996

11     Filed  as  an  exhibit  to  our  Registration   Statement  on  Form  SB-2
       (Registration No. 333-43258) on August 7, 2000

12     Filed as an exhibit to our Form 8-K, dated February 28, 2004

13 Filed as an exhibit to our Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003

14 Filed as an exhibit to our Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003

15 Filed as an exhibit to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002

* Management contract or compensation plan or arrangement required to be noted as provided in Item 13(a) of the Form 10-KSB rules.

(b)    Reports on Form 8-K

       On November 14, 2003, we filed a report on Form 8-K which included, pursuant to Items 4 and 7 thereof, an announcement of the resignation of Ernst & Young LLP as our independent auditors, and the Audit Committee's prior authorization to our management to seek to retain another accounting firm.

       On December 2, 2003, we filed a report on Form 8-K which included, pursuant to Item 4, an announcement of the engagement of Grant Thornton, LLP as our new independent accountant to audit our financial statements for the fiscal year ended December 31, 2003.

Item 14.    Principal Accountant Fees and Services
--------------------------------------------------

Audit and Other Fees Paid to Independent Auditors

The following table presents fees billed by E&Y and Grant Thornton for professional services rendered to us in fiscal years ended December 31, 2002 and December 31, 2003.

                  Services Rendered*             Fiscal 2003       Fiscal 2002
                  -----------------              -----------       -----------

                  Audit Fees                     $  101,910       $   188,000
                  Audit-Related Fees             $       -0-      $        -0-
                  Tax Fees                       $       -0-      $     7,000
                  All Other Fees                 $       -0-      $        -0-



----------
* E&Y served as our independent auditors during fiscal year 2002 and until November 6, 2003. Grant Thornton was engaged as our new independent auditors on November 24, 2003 and performed the audit for fiscal year 2003. See Item 8 - "Changes in and Disagreements with Accountants on Accounting and Financial Disclosure" for more details.

Audit Fees

The audit fees are billed for professional services rendered for the audit of our annual financial statements, the reviews of the financial statements included in our Quarterly Reports on Form 10-Q, and services provided in connection with SEC registration statements. Of the fiscal 2003 amount, $11,910 was billed by Grant Thornton relating to its review of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 and meeting with our Audit Committee, and the remaining $60,000 billed by Grant Thornton relates to its audit of our financial statements for the fiscal year ended December 31, 2003. All other amounts were billed by E&Y.

Audit-Related Fees

We did not incur any audit-related fees from our independent auditors for fiscal years 2002 and 2003.

Tax Fees

Tax fees for fiscal year 2002 consisted principally of preparing our U.S. federal, state and local income tax returns for the tax year ended June 30, 2001.

All Other Fees

We did not incur any fees from our independent auditors for all other services (other than audit services, audit-related services and tax services) in fiscal years 2002 and 2003.

Pre-Approval Policy for Services by Independent Auditors

Our Audit Committee has implemented pre-approval policies and procedures for our engagement of the independent auditors for both audit and permissible non-audit services. Under these policies and procedures, all services provided by the independent auditors must be approved by the Audit Committee prior to the commencement of the services, subject to certain de minimis non-audit service (as described in Rule 2-01(c)(7)(C) of Regulation S-X) that do not have to be pre-approved as long as management promptly notifies the Audit Committee of such service and the Audit Committee approves it prior to the service being completed. Since May 6, 2003, the effective date of the SEC's rules requiring Audit Committee pre-approval of all audit and non-audit services performed by our independent auditors, all of the services provided by our independent auditors have been approved in accordance with our pre-approval policies and procedures.

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

                                                SMARTSERV ONLINE, INC.
                                                ----------------------
                                                     Registrant

                                                By: /s/ Robert M. Pons
                                                    ----------------------------
                                                    Robert M. Pons
                                                    Chief Executive Officer

                                                Date: April 12, 2004

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature                         Title                         Date

/s/   Robert M. Pons              Chief Executive Officer,       April 12, 2004
-------------------------------   (Principal Executive Officer)
      Robert M. Pons


/s/   Len von Vital               Chief Financial Officer        April 12, 2004
-------------------------------   (Principal Financial and
      Len von Vital               Accounting Officer)


/s/ L. Scott Perry                Chairman of the Board          April 12, 2004
-------------------------------   of Directors
    L. Scott Perry

/s/ Catherine Cassel Talmadge     Director                       April 9, 2004
-------------------------------
    Catherine Cassel Talmadge

/s/ Charles R. Wood               Director                       April 8, 2004
-------------------------------
    Charles R. Wood