Form 10KSB/A
period 2003-12-31
SMARTSERV ONLINE INC
filed 2004-05-12
CIK 1005698

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-KSB/A

                                 AMENDMENT No. 1


[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 FOR THE FISCAL YEAR ENDED December 31, 2003

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

                         Commission file number 0-28008
                                                -------

                             SmartServ Online, Inc.
                             ----------------------
                 (Name of Small Business Issuer in its Charter)

          Delaware                                    13-3750708
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. employer identification no.)
incorporation or organization)

2250 Butler Pike, Suite 150, Plymouth Meeting, Pennsylvania             19462
-----------------------------------------------------------           ----------
         (Address of principal executive offices)                     (Zip Code)
  Metro Center, One Station Place, Stamford, Connecticut                06902
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

There were 2,842,630 shares of Common Stock outstanding at March 15, 2004.

                       Documents Incorporated by Reference

                                      None

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT        YES        NO    X
                                                        ------      ------

                                TABLE OF CONTENTS

Item                                                                        Page
----                                                                        ----

Part I


1.       Description of Business                                             1
2.       Description of Property                                             7
3.       Legal Proceedings                                                   7
4.       Submission of Matters to a Vote of Security Holders                 8


Part II


5.       Market for Common Equity, Related Stockholder Matters               8
         and Small Business Issuer Purchases of Equity Securities
6.       Management's Discussion and Analysis or Plan of Operations         12
7.       Financial Statements                                               30
8.       Changes in and Disagreements With Accountants on Accounting
         and Financial Disclosure                                           58
8A.      Controls and Procedures                                            58


Part III


9. Directors, Executive Officers, Promoters and Control Persons; 59 Compliance with Section 16(a) of the Exchange Act
10.      Executive Compensation                                             62
11.      Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters                                    65
12.      Certain Relationships and Related Transactions                     68
13.      Exhibits and Reports on Form 8-K                                   71
14.      Principal Accountant Fees and Services                             74

                                     Part I


                                EXPLANATORY NOTE

On April 13, 2004, we filed an annual report on Form 10-KSB for the fiscal year ended December 31, 2003 (the "Original Report") with the Securities and Exchange Commission. We are filing this amendment to the Original Report to amend certain information in Items 1, 5, 6, 7, 9, 10, 11, 12 and 13 and information contained under the caption "Risk Factors" of the Original Report. These changes include a clarification that the par value of our common stock remained at $0.01 per share after the one-for-six reverse stock split completed in November 2003 in accordance with Delaware corporation law.


Item 1.  Description of Business
-------

Company Overview
----------------

We design, develop and distribute software and services that enable the delivery to wireless devices of various content, with special emphasis on cell phones. The content which we provide includes premium content such as ringtones, images and games, and dynamic changing content such as horoscopes, lottery results and weather reports. Historically, we have licensed our applications, content, and related services to wireless carriers and enterprises. We have revenue sharing license agreements with wireless carriers such as Verizon Wireless, AT&T Wireless, Nextel and ALLTEL Wireless, that allow us to deliver our services and branded content to a wide base of consumer cell phone users. For enterprises, we have in the past offered solutions that deliver financial market data, proprietary internal documents and other useful information to mobile workers, although this no longer comprises a core part of our business or strategy.


During February 2004, we acquired the business of an early stage company, nReach, Inc., to increase our focused offerings of products and services to the cell phone industry. nReach is a wireless content distribution company that offers a broad portfolio of popular mass-market cell phone content including ringtones, games, and on-device images. This company may provide us with access to a large number of consumers through its existing marketing arrangements with large retailers. nReach has an arrangement with Merit Industries, a manufacturer of touch-screen entertainment devices, to introduce self-serve mobile content vending machines capable of delivering nReach's ringtones, images and games. Prior to our acquisition, nReach had minimal revenues and incurred a significant loss in 2003.


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


We are incorporated in the State of Delaware. We commenced operations in August 1993, and had our initial public offering in March, 1996. In this report, unless the context otherwise requires, the terms "we", "us", "our", "the Company" and "SmartServ" refer to SmartServ Online, Inc. and its subsidiaries. References to nReach refer to nReach, Inc., a Colorado corporation (a wholly owned subsidiary of SmartServ Online, Inc.). We completed a one-for-six reverse stock split effective November 25, 2003. Unless otherwise noted, descriptions of shareholdings and convertible securities reflect such one-for-six reverse stock split.


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


We believe that the evolution of the cellular industry is at an important turning point, where both consumers and businesses are expecting more functionality and features from both their cell phones and their cellular carriers. This expectation is being driven by a number of industry trends including highly competitive pricing packages, newer and more functional cell phones and mobile devices, and the customers' ability to take their cell phone number with them to a new carrier that offers them more value than the incumbent. Competition in this environment is moving from differentiation based on network coverage or minute rates to one based on enhanced features and services. We believe that as carriers' network coverage, quality of service and pricing plans become more-or-less equal, cell phone customers will choose a carrier based principally on the suite of premium content and applications that are included with its service. This environment will provide an opportunity for us to exploit our current and planned content assets and delivery capabilities, developed over the past nine years.


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


While we expect to retain and grow our revenues derived through existing channels, we believe that there is a substantial opportunity to grow additional revenue through the bundling of our existing and planned future premium content with voice services in ways targeted to specific segments of the consumer market. Providing a set of products that bundle cell phone airtime with premium content, such as ringtones, images and games, delivered through our current technology infrastructure is how we plan to enter the emerging market for reselling wireless airtime. We also believe there is the opportunity to grow revenues through the introduction and deployment of the self-serve mobile content vending machines. We intend to locate such vending machines at wireless retailers, electronics stores, airports, train stations and restaurants. The growth of revenues through these alternative channels in addition to the existing channels will be important as we expect that only one of our four largest customers during fiscal year 2003 will continue to generate revenues for us in 2004. See "Risk Factors - Only one of our four major customers will continue to generate revenues for us in 2004" for more details.


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


Today, mobile application technology is rapidly evolving along several discrete and competing paths. Some carriers have begun to deploy devices that use the J2ME mobile Java framework from Sun Microsystems, Inc. for their applications. Other carriers are placing heavy investments behind Qualcomm's BREW (Binary Runtime Environment for Wireless) development framework. Yet other carriers are relying on WAP (Web Access Protocol) or MMS messaging extensions to deliver application content. This complex array of end-user application technologies has historically meant that application developers needed to pick and choose among them. A single application could not work on all carriers and mobile devices. We have greatly reduced the complexity of this problem by building a device-independent middleware platform. Our middleware translates user interactions with complex back-end logic and data feeds into a set of formats that can be delivered to virtually all mobile devices. Using this approach, although "thin" client applications are still built in BREW, J2ME or WAP, our platform allows the majority of each application's complexity to be built in common back-end code shared across all of these platforms.


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

Competition and Competitive Risk
--------------------------------


The market for wireless information services and application development is highly competitive and subject to rapid technological change, shifting consumer preferences and frequent new service introductions. We face competition from a number of businesses that deliver similar services through personal computers and mobile devices in three major categories: (1) wireless infrastructure solution providers targeting wireless carriers, (2) wireless application developers targeting wireless carriers, and (3) wireless application service providers targeting enterprise businesses. Wireless application developers such as InfoSpace, HillCast Technologies, and Digital Orchid offer competing finance, news and content applications using WAP, Java and/or BREW to subscribers of wireless carriers for access on their mobile phones. Infrastructure providers such as Cellmania, ActiveSky and Mforma provide platform solutions to wireless carriers enabling the carriers to more easily provide content applications, games and ringtones to their subscribers. Wireless application service providers such as Aether Systems, Inc., 724 Solutions, Inc. and Semotus Solutions compete with us in developing and hosting wireless applications for enterprise businesses.


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


We rely upon a combination of contract provisions and trade secret, patent, trademark and copyright laws to protect our proprietary rights. We license the use of our services under agreements that contain terms and conditions prohibiting the unauthorized use or reproduction of our software and services. Although we intend to protect our rights vigorously, there can be no assurance that any of the foregoing measures will be successful.

We believe that none of our products, services, trademarks or other proprietary rights infringe on the proprietary rights of third parties. However, there can be no assurance that third parties will not assert infringement claims against us with respect to current features, content or services or that any such assertion may not require us to enter into royalty arrangements or result in litigation.


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

Employees
---------


As of March 15, 2004, we employed 20 people (including 8 nReach employees in Lakewood, Colorado), all of whom were employed in the United States. We anticipate that staffing requirements associated with the implementation of our plan of operation will require the addition of approximately 3 people during the year ending December 31, 2004. None of our employees are covered by a collective bargaining agreement, and we believe that our relationship with our employees is satisfactory.


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

                                     Part II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business ------- Issuer Purchases of Equity Securities


On June 27, 2003, our common stock, $.01 par value per share, commenced trading on the OTC Bulletin Board. Quotations from the OTC Bulletin Board (SSRV) reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not represent actual transactions.


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

                                                        Common Stock
                                                        ------------
                                                      High             Low
                                                      ----             ---


          Year Ended December 31, 2003
          ----------------------------
          First Quarter                              $10.44            $4.86
          Second Quarter                               7.50             2.52
          Third Quarter                                3.06             1.02
          Fourth Quarter                               3.00             1.15

          Year Ended December 31, 2002
          ----------------------------
          First Quarter                              $42.60           $28.98
          Second Quarter                              37.50             4.02
          Third Quarter                               13.56             3.60
          Fourth Quarter                              12.36             6.36


As of March 15, 2004, we had 2,842,630 shares of common stock outstanding held by approximately 140 record holders.

We have never paid a cash dividend on our common stock. It is our present policy to retain earnings, if any, to finance the development and growth of our business. Accordingly, we do not anticipate that cash dividends will be paid on our common stock until our earnings and financial condition justify such dividends, and there can be no assurance that we can achieve such earnings. The terms of our Series A convertible preferred stock provide that no dividends can be paid on our common stock unless an equal or greater dividend is paid on the preferred stock and all accrued and unpaid dividends on the preferred stock have been paid. The Series A convertible preferred stock receives dividends at the rate of 8% per year payable quarterly in cash or, in our sole discretion, in registered shares of our common stock.

Recent Sales of Unregistered Securities

At the time of issuance, each investor or recipient of unregistered securities was either an accredited investor or a sophisticated investor. Each investor had access to our most recent Form 10-KSB, all quarterly and periodic reports filed subsequent to such Form 10-KSB and our most recent proxy materials.


In April 2002, we issued a warrant to purchase an aggregate of 833 shares of common stock to Pertti Johansson, a sophisticated investor, as partial consideration for consulting services to be provided to us. The warrant is exercisable at an exercise price of $32.28 per share, vests equally on the first and second anniversaries of issuance, and expires on April 29, 2005. In May 2002, we issued a warrant to purchase an aggregate of 333 shares of common stock to Mr. Johansson as partial consideration for consulting services to be provided to us as a member of our Advisory Board. The warrant is exercisable at an exercise price of $30.06 per share and expires on April 29, 2005. In February 2003, we issued 1,786 shares of common stock to Mr. Johansson in full satisfaction of a $15,903 obligation for services rendered to us. No sales commissions were paid in connection with such transactions. The shares and the warrant were issued in reliance upon the exemption from registration provided by
Section 4(2) of the Securities Act of 1933, as amended ("Securities Act").

In September 2002, we issued Units consisting of 647,368 shares of our common stock and warrants to purchase 323,685 shares of our common stock exercisable at $5.10 per share through September 8, 2007 to 22 accredited investors at a purchase price of $5.475 per Unit. Gross proceeds from this transaction amounted to $3,544,346. In January 2003, we issued 36,530 shares of common stock to Robert Gorman, an accredited investor in the September 2002 financing, upon the exercise of warrants to purchase such shares. Proceeds from the exercise of these warrants were $186,301. No sales commissions were paid in connection with such transaction. In February 2003, we issued 5,883 shares of common stock to Frazier Investments, an accredited investor in the September 2002 financing, upon the exercise of warrants to purchase such shares. Proceeds from the exercise of these warrants were $30,000. No sales commissions were paid in connection with such transaction. In March 2003, we issued 21,515 shares of common stock to Frazier Investments, an accredited investor in the September 2002 financing, upon the exercise of warrants to purchase such shares. Proceeds from the exercise of these warrants were $109,726. No sales commissions were paid in connection with such transaction. In April 2003, we issued 9,804 shares of common stock to Joel Rotter, an accredited investor in the September 2002 financing, upon the exercise of warrants to purchase such shares. Proceeds from the exercise of these warrants were $50,000. No sales commissions were paid in connection with such transaction. These shares and warrants were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act.

In February 2003, we issued a convertible note to Global Capital Funding Group, LP ("Global"), an accredited investor, in consideration for the receipt of $1 million. The note bore interest at the rate of 10% per annum and was secured by our assets, exclusive of our internally developed software products. The note was to mature on February 14, 2004, contained certain antidilution provisions, and could be converted into shares of our common stock at $6.60 per share. As additional consideration, we issued Global a warrant for the purchase of 33,333 shares of our common stock at an exercise price of $9.66 per share. The warrant contains certain antidilution provisions and expires on February 14, 2006. Alpine Capital Partners, Inc. received a finder's fee of $70,000, representing 7% of the aggregate purchase price of the convertible note and warrants to purchase 15,167 shares of common stock at $9.66 per share expiring on February 14, 2006 in connection with this transaction. In April 2003, we borrowed an additional $250,000 from Global and amended the convertible note to include such amount. As additional consideration, we issued Global a warrant for the purchase of 3,333 shares of our common stock at an exercise price of $7.20 per share. Alpine is to receive a finder's fee of $17,500 in connection with the April amendment. In August 2003, we issued Global a warrant to purchase 16,677 shares of common stock at an exercise price of $2.40 per share as consideration for allowing us to complete the May and June 2003 bridge financings. The warrant contains certain antidilution provisions and expires on February 14, 2006. In February 2004, we repaid the convertible note and accrued interest. The note and the warrants were issued in reliance upon the exemption from registration provided by Section 4 (2) of the Securities Act.

In February 2003, we issued 4,275 shares of common stock to G. S. Schwartz & Company, a sophisticated investor, in full satisfaction of a $33,854 obligation to G. S. Schwartz & Company for services rendered to us. No sales commissions were paid in connection with such transaction. The shares were issued in reliance upon the exemption from registration provided by Section 4 (2) of the Securities Act.

In February 2003, we issued 10,417 shares of common stock to Vox, Inc., an accredited investor, in full satisfaction of an $82,500 obligation to Vox, Inc. for services rendered to us. No sales commissions were paid in connection with such transaction. The shares were issued in reliance upon the exemption from registration provided by Section 4 (2) of the Securities Act.

In February 2003, we issued 2,096 shares of common stock to Creative Management Services dba MC2, an accredited investor, in full satisfaction of a $16,600 obligation to MC2 for services rendered to us. No sales commissions were paid in connection with such transaction. The shares were issued in reliance upon the exemption from registration provided by Section 4 (2) of the Securities Act.

In February 2003, we issued 2,017 shares of common stock to NexVue Information Systems in satisfaction of a $15,953 obligation to NexVue Information Systems, a sophisticated investor, for services rendered to us. No sales commissions were paid in connection with such transaction. The shares were issued in reliance upon the exemption from registration provided by Section 4 (2) of the Securities Act.

In May 2003, we entered into a consulting arrangement with Spencer Trask Ventures, Inc. ("Spencer Trask") whereby Spencer Trask will render services to us as a corporate finance consultant, financial advisor and our investment banker. As partial compensation for such services, we issued 83,333 shares of common stock to Spencer Trask. These shares were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act.

In May 2003, in consideration of $358,000, we issued 3.58 Units consisting of convertible notes and warrants to purchase common stock ("May Units") to 8 accredited investors. Each May Unit consisted of a $100,000 convertible note and a warrant to purchase 33,333 shares our common stock. The convertible notes bore interest at 8% per annum, were convertible into our common stock at $4.464 (the average of the closing bid prices of our common stock for the 5 days prior to the closing of the transaction) per share and were to mature on the earlier of November 19, 2003 or the closing of an equity placement of not less than $3 million. The warrants are exercisable at $4.464 per share and expire on May 19, 2006. In June 2003, in consideration of $1,142,000, we issued 11.42 Units ("June Units") to 20 accredited investors. Each June Unit also consisted of a $100,000 convertible note and a warrant to purchase 33,333 shares of our common stock. The convertible notes bore interest at 8% per annum, were convertible into our common stock at $4.764 (the average of the closing bid prices of the our common stock for the 5 days prior to the closing of the transaction) per share and were to mature on the earlier of November 19, 2003 or the closing of an equity placement of not less than $3 million. The warrants are exercisable at $4.764 per share and expire on June 13, 2006. Spencer Trask, Steven B. Rosner and Richard Berland, each an accredited investor, acted as finders for the May and June 2003 transactions. As consideration therefor, the finders received their proportionate share of (i) a cash fee of $150,000, or 10% of the aggregate purchase price of the Units sold; (ii) warrants to purchase 510,158 shares of our common stock at an exercise price of $1.50 per share; and (iii) 5,555 shares of unregistered common stock per Unit sold. These warrants provide for cashless exercise and expire 5 years from the date of grant. In addition, Spencer Trask received a non-accountable expense allowance of $45,000, or 3% of the aggregate proceeds of all Units sold in the May and June 2003 transactions. These convertible notes, shares and warrants were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act.

In August 2003, we entered into a consulting agreement with Robert Pons, an accredited investor, whereby Mr. Pons rendered consulting services related to our business activities, strategic planning, and market research and strategic due diligence on proposed business opportunities. This was prior to Mr. Pons becoming our Chief Executive Officer in January 2004. As partial compensation for such consulting services, we issued warrants to purchase 50,000 shares of common stock to Mr. Pons, which warrants expire in August 2008 and are convertible at the price of $2.04 per share. The warrants became exercisable in December 2003.

These warrants were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act").

In August 2003, we entered into a consulting agreement with Timothy Wenhold, an accredited investor, whereby Mr. Wenhold rendered consulting services to us related to our business activities, including technology and operations. This was prior to Mr. Wenhold becoming our Chief Operating Officer in March 2004. As partial compensation for such services, we issued warrants to purchase 8,333 shares of common stock to Mr. Wenhold, which warrants expire in August 2008 and are convertible at the price of $2.04 per share. The warrants will become exercisable in August 2004. These warrants were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act.

On September 16, 2003, we issued 7.4 Units in a financing transaction consisting of an offering of up to 12 Units comprised of a $50,000 convertible note and a warrant to purchase 16,667 shares of our common stock. On September 19, 2003, we issued the remaining 4.6 Units of the financing transaction (collectively the "September Transaction"). The Units were sold to accredited investors for an aggregate of $600,000. Holders of the notes had the right to convert the notes into shares of common stock at a price equal to $1.896 per share for the notes issued on September 16, 2003 and $1.920 per share for the notes issued on September 19, 2003. The convertible notes bore interest at 8% per annum, and the maturity date of the notes was the earlier of November 19, 2003 or the completion of an equity placement of at least $3 million, at which time the notes would automatically convert into the equity placement. Holders of the warrants have the right to exercise the warrants into shares of common stock at a price equal to $1.50 per share for a three year period following the date of grant. Finders' compensation to Spencer Trask and Richard Berland, each an accredited investor, for the September Transaction consisted of (i) a cash fee of $60,000, or 10% of the aggregate purchase price of all of the Units; (ii) warrants to purchase 102,988 shares of common stock, or 20% of the shares of common stock underlying the securities in the Units sold, at exercise prices ranging from $1.50 to $1.90 per share and expiring 5 years from the date of grant; and (iii) 2,778 shares of unregistered common stock per Unit sold. In addition, Spencer Trask received a non-accountable expense allowance of $18,000, or 3% of the aggregate proceeds of all Units sold in the September Transaction. All of the notes and the warrants have full ratchet anti-dilution protection. These convertible notes, shares and warrants were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act.

On November 11, 2003, we issued 18 Units in a financing transaction comprised of a $50,000 convertible note ("November Notes") and a warrant ("November Warrant") to purchase 16,667 shares of our common stock. The Units were sold to 20 accredited investors for an aggregate of $900,000. Holders of the November Notes had the right to convert the November Notes into shares of common stock at a price equal to $2.10 per share. The maturity date of the November Notes was the earlier of December 19, 2003 or the completion of an equity placement of at least $3 million, at which time the November Notes would automatically convert into, and on the same terms as, the equity placement. Holders of the November Warrants have the right to exercise the November Warrants into shares of common stock at a price equal to $1.50 per share for a three year period following the date of grant. Finders' compensation to Spencer Trask and Richard Berland consisted of (i) a cash fee of $90,000, or 10% of the aggregate purchase price of all of the Units; (ii) warrants to purchase 136,000 shares of common stock , or 20% of the shares of common stock underlying the securities in the Units sold, at exercise prices ranging from $1.50 to $1.90 per share and expiring 5 years from the date of grant; and (iii) 2,778 shares of unregistered common stock per Unit sold. In addition, Spencer Trask received a non-accountable expense allowance of $27,000, or 3% of the aggregate proceeds of all Units sold in the November transaction. All of the November Notes and the November Warrants have full ratchet anti-dilution protection. In December 2003, as an inducement to extend the maturity date of the notes to February 19, 2004, we offered the noteholders a warrant to purchase additional shares of our common stock in an amount equal to 25% of the number of shares into which the notes purchased in the Unit are convertible. This resulted in the grant of warrants to purchase 107,155 additional shares of common stock in the aggregate. The November Notes, the November Warrants, the additional warrants issued in December 2003 to extend the term, and the warrants and common stock issued to the finders were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act. Following the first closing of the private offering of investment Units in February 2004 ("2004 Private Placement") which exceeded the $3,000,000 threshold, the November Notes (principal and accrued interest) were automatically converted into the Units issued in connection with the 2004 Private Placement. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for details regarding the 2004 Private Placement.


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


In connection with the sale of Units in the September 2003 bridge financing, we required the consent of Global Capital Funding Group, L.P. ("Global"), the holder of $1.25 million of our convertible notes issued in February and April 2003, and of 51% or more of the holders of our $1.5 million convertible notes issued in connection with the bridge financings in May and June 2003. As an inducement to obtain their consent, such holders received (a) a change in the conversion price of their notes equal to the lowest conversion price of the notes issued in the September financings ($1.896 per share) and (b) an increase in the number of shares purchasable pursuant to the warrant to reflect a full ratchet dilution formula with a decrease in the exercise price of the warrants to the exercise price of the warrants issued in the September financing ($1.50). Such amendment, as it pertains to the holders of convertible notes issued in the May and June 2003 bridge financings, was effective on November 25, 2003, coincident with the effective date of a one-for-six reverse stock split. These amendments to the existing warrants were made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act.

In November 2003, in connection with the sale of Units in the November 2003 bridge financing and the sale of Units in the 2004 Private Placement, we required the consent of Global. As an inducement to obtain its consent, we issued a warrant to purchase 16,667 shares of common stock at an exercise price of $2.40 per share. This warrant was issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act.


Item 6.    Management's Discussion and Analysis or Plan of Operations
-------


This discussion and analysis of our financial condition and results of operations contain certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described in "Risk Factors" and elsewhere in this report.


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

Due to the substantial expenses and negative cash flows from operations that we have incurred, Ernst & Young LLP, in their report contained in our December 31, 2002 financial statements, indicated that there was a substantial doubt about our ability to continue as a going concern as of the date of their opinion. However, in February 2004, we completed the closing of a $10 million private offering of investment Units consisting of shares of Series A Convertible Preferred Stock and warrants to purchase common stock ("2004 Private Placement"). We have used and expect to use the net proceeds of approximately $8,600,000 from this offering for repayment of outstanding obligations (including $1,391,500 that was used to repay Global Capital Funding Group, LP), completion of strategic acquisitions and general working capital. We believe we have sufficient working capital for the short term. It is likely we may require additional funds in the long term depending upon the growth of our revenues, our business strategy, the costs of any acquisitions and other factors.


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


To augment our capabilities, we acquired Colorado based nReach, Inc. on February 28, 2004 in exchange for 500,002 shares of our common stock, provided, if the value of such 500,002 shares immediately prior to June 1, 2004 is less than $900,000, we will issue up to 299,167 additional shares of our common stock with respect to such difference in value. We also agreed to an earnout schedule to pay up to an additional 916,667 shares of our common stock in the event we reach certain revenue targets within five fiscal quarters following the closing of this transaction at the rate of one share of our common stock for every dollar of our revenue in excess of $2,700,000 (the "Earnout Trigger") during such five fiscal quarters. In addition to the liabilities set forth in the financial statements of nReach, we assumed (i) ordinary course liabilities since November 30, 2003, (ii) taxes accrued on earnings since December 31, 2002 which were not yet due and payable as of the closing date, (iii) expenses incurred to accountants and attorneys in the transaction not to exceed $25,000, and (iv) short term borrowings up to $75,000 due to an nReach shareholder. nReach is a wireless content distribution company that offers a broad portfolio of popular mass-market cell phone content, including ringtones, games, and on-device images both direct to the consumer and through wireless carriers. This company may provide us with access to a large number of consumers through its existing marketing arrangements with large retailers.


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


While we believe that our new marketing strategies, as well as our carrier and enterprise relationships are important to our success, no assurance can be given that we will be able to implement our new marketing strategies or that our carrier and enterprise relationships will be successful in our marketing efforts or that our products and services will be well received in the marketplace. We also expect to perform certain development projects during 2004 to enhance our product offerings, including development of mobile lifestyle BREW and J2ME applications.

As of March 15, 2004, we employed 20 people (including 8 nReach employees), all of whom were employed in the United States. We anticipate that staffing requirements associated with the implementation of our plan of operation will require the addition of approximately 3 people during the year ending December 31, 2004.

On November 24, 2003, we announced that our new trading symbol on the OTC Bulletin Board will be SSRV effective at market opening on November 25, 2003. This new trading symbol was assigned by NASD in conjunction with our one-for-six reverse stock split, which also took effect on November 25, 2003. Under the reverse stock split, our outstanding shares of common stock prior to the reverse split were exchanged for new shares of common stock at a ratio of one new share for every six pre-split shares. All of our convertible securities, such as convertible debentures, stock options and warrants, were also subject to the reverse split. Our convertible securities are convertible or exercisable, as the case may be, at six times the price for one-sixth the number of shares into which such security was previously convertible or exercisable. All share amounts of common stock and convertible securities reported in this Form 10-KSB are adjusted for the split.

Selected Financial Data


                                                    Year Ended December 31
                                                 ----------------------------
                                                     2002          2003
                                                 ------------    ------------
   Statement of Operating Data:
   ----------------------------
   Revenues                                      $    709,388    $    195,817
                                                 ------------    ------------
   Costs and expenses
      Operating Costs                              (6,882,722)    (13,713,110)
      Stock based compensation                       (374,569)         80,295
     Impairment of capital assets and
     capitalized software                          (1,548,473)             --
                                                 ------------    ------------
   Total costs and expenses                        (8,805,764)    (13,632,815)
                                                 ------------    ------------
   Loss from operations                            (8,096,376)    (13,436,998)
                                                 ------------    ------------
   Net interest expense and other financing
      costs                                       (10,121,221)       (279,436)
   Gain from extinguishment of debt                   305,822       5,679,261
   Insurance recovery                                 374,000              --
                                                 ------------    ------------
   Net loss                                      $(17,537,775)   $ (8,037,173)
                                                 ============    ============

   Basic loss per share                          $      (8.46)   $      (6.01)
                                                 ============    ============

   Diluted loss per share/1/                     $      (8.46)   $      (6.01)
                                                 ============    ============

   Weighted average shares outstanding - basic      2,073,448       1,336,673
                                                 ============    ============

   Weighted average shares outstanding -            2,073,448       1,336,673
      diluted/1/                                 ============    ============


   Balance Sheet Data:
   -------------------
   Total assets                                  $    836,685    $  3,351,925
   Note payable                                     3,340,430         500,000
   Accumulated deficit                            (90,396,781)    (72,859,006)
   Stockholders' equity (deficiency)               (5,469,387)        173,299



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

Interest income for the year ended December 31, 2003 and 2002 amounted to $11,601 and $266,118, respectively. Such amounts were earned primarily from our investments in highly liquid commercial paper, money fund accounts and notes receivable from officers. During the year ended December 31, 2003 and 2002, interest and other financing costs were $10,132,872 and $525,165, respectively. During the year ended

December 31, 2003, interest and other financing costs were incurred in connection with the convertible bridge notes issued in February, May, June, September and November 2003 in anticipation of closing our funding raise of $10 million in February 2004. Such 2002 costs were incurred primarily in connection with the $20 million line of credit facility with Hewlett-Packard ("HP"). In September 2002, we amended the terms of our promissory note to HP to provide for the (i) reduction of our aggregate outstanding principal and accrued interest amount of $7,045,000 to $1,000,000, (ii) return of certain unused hardware by us, (iii) issuance by us of a warrant for the purchase of 8,333 shares of common stock, and (iv) repayment of $500,000 of the amended obligation on September 10, 2002. In connection therewith, we recorded a charge to earnings of $38,000 representing the fair value of the warrant as determined in accordance with the Black-Scholes model and recognized a net gain of $5,679,261 from the extinguishment of this obligation.

Basic and diluted loss per share was $8.46 for the year ended December 31, 2003 compared to a basic and diluted loss per share of $6.01 for the year ended December 31, 2002. The weighted average shares outstanding increased to 2,073,448 for the year ended December 31, 2003 from 1,336,673 weighted average shares outstanding for the year ended December 31, 2002.

Capital Resources and Liquidity


At December 31, 2003 and 2002, the Company had cash of $139,178 and $154,800, respectively. Net cash used in operations was $3,929,136 for the year ended
December 31, 2003 compared to $9,839,000 during the year ended December 31, 2002. The primary reasons for this reduction were our initiatives to close the Hong Kong and United Kingdom sales offices, reduce our personnel and trim our operations. Other uses of cash during the twelve months ended December 31, 2003 were primarily for the partial repayment of our obligations to HP in the amount of $225,000. During the year ended December 31, 2003, we issued convertible notes in the amount of $3,340,400. Additionally, warrant holders provided funds aggregating approximately $376,000 through the exercise of warrants.


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


During the quarter ended June 30, 2003, we recorded a valuation allowance of $129,000 in connection with the potential uncollectibility of a loan made to Mr. Mario Rossi, our then Executive Vice President and Chief Technology Officer, for the purchase of our restricted stock. During the quarter ended September 30, 2003, we recorded a partial recovery amounting to $44,500 in connection with such obligation. Mr. Rossi's ability to repay this loan and interest thereon is highly contingent on the market value of his investment in us. While this loan had an original maturity date of December 2003, in his separation agreement in August 2003, the maturity date was extended until April 15, 2004. If the loan is not repaid on or before that date, Mr. Rossi shall assign and transfer all of the restricted shares of stock to us and we shall cancel the non-recourse debt. In January 2004, Mr. Rossi assigned and transferred all 34,397 restricted shares of common stock to us in full satisfaction of the outstanding non-recourse debt of $68,000.


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

In February 2003, we issued a convertible note to Global Capital Funding Group, LP ("Global") in consideration for the receipt of $1 million. The note bore interest at the rate of 10% per annum, was secured by our assets, exclusive of our internally developed software products. As additional consideration, we issued Global a warrant for the purchase of 33,333 shares of our common stock at an exercise price of $9.68 per share. Alpine Capital Partners, Inc. ("Alpine") received a finder's fee of $70,000, representing 7% of the aggregate purchase price of the convertible note, and a warrant to purchase 15,167 shares of common stock exercisable at $9.66 per share, expiring on February 14, 2005, in connection with this transaction. In April 2003, we borrowed an additional $250,000 from Global and amended the convertible note to include such amount. As additional consideration, we issued Global a warrant for the purchase of 3,333 shares of our common stock at an exercise price of $7.20 per share. Alpine is to receive a finder's fee of $17,500 in connection with the April amendment. The warrants issued to Global and Alpine contain certain antidilution provisions and expire on February 14, 2006. Proceeds from the notes were used for working capital purposes. In November 2003, in connection with the sale of Units in the November 2003 bridge financing and the sale of Units in the 2004 Private Placement, we required the consent of Global. As an inducement to obtain its consent, we issued Global a warrant to purchase 16,667 shares of common stock at an exercise price of $2.40 per share. During February 2004, the note, as amended, matured and was paid off in full including accrued interest.


In February 2003, we issued 20,590 shares of common stock to 5 vendors in settlement of our obligations, aggregating $164,000, to such vendors.


In May 2003, in consideration of $358,000, we issued 3.58 Units consisting of convertible notes and warrants to purchase common stock ("May Units") to 8 investors. Each May Unit consisted of a $100,000 convertible note and a warrant to purchase 33,333 shares our common stock. The convertible notes bore interest at 8% per annum, were convertible into our common stock at $4.464 (the average of the closing bid prices of our common stock for the 5 days prior to the closing of the transaction) per share and were to mature on the earlier of November 19, 2003 or the closing of an equity placement of not less than $3 million. The warrants are exercisable at $4.464 per share and expire on May 19, 2006. In June 2003, in consideration of $1,142,000, we issued 11.42 Units ("June Units") to 20 accredited investors. Each June Unit also consisted of a $100,000 convertible note and a warrant to purchase 33,333 shares of our common stock. The convertible notes bore interest at 8% per annum, were convertible into our common stock at $4.764 (the average of the closing bid prices of the our common stock for the 5 days prior to the closing of the transaction) per share and were to mature on the earlier of November 19, 2003 or the closing of an equity placement of not less than $3 million. The warrants are exercisable at $4.764 per share and expire on June 13, 2006. Spencer Trask Ventures, Inc. ("Spencer Trask"), Steven B. Rosner and Richard Berland acted as finders for the May and June 2003 transactions. As consideration therefor, the finders received their proportionate share of (i) a cash fee of $150,000, or 10% of the aggregate purchase price of the Units sold; (ii) warrants to purchase 510,158 shares of our common stock at an exercise price of $1.50 per share; and (iii) 5,555 shares of unregistered common stock per Unit sold. These warrants provide for cashless exercise and expire 5 years from the date of grant. In addition, Spencer Trask received a non-accountable expense allowance of $45,000, or 3% of the aggregate proceeds of all Units sold in the May and June 2003 transactions. Proceeds from the sale of the Units were used for working capital purposes. In November 2003, we, as an inducement to extend the maturity date of the notes to February 19, 2004, offered the noteholders a warrant to purchase additional shares of common stock in an amount equal to 25% of the number of shares into which the notes purchased in the Unit are convertible.

On September 16, 2003, we issued 7.4 Units in a financing transaction consisting of an offering of up to 12 Units comprised of a $50,000 convertible note and a warrant to purchase 16,667 shares of our common stock. On September 19, 2003, we issued the remaining 4.6 Units of the financing transaction (collectively the "September Transaction"). The Units were sold to accredited investors for an aggregate of $600,000. Holders of the notes had the right to convert the notes into shares of common stock at a price equal to $1.896 per share for the notes issued on September 16, 2003 and $1.920 per share for the notes issued on September 19, 2003. The convertible notes bore interest at 8% per annum, and the maturity date of the notes was the earlier of November 19, 2003 or the completion of an equity placement of at least $3 million, at which time the notes would automatically convert into the equity placement. Holders of the warrants have the right to exercise the warrants into shares of common stock at a price equal to $1.50 per share, and the warrants expire 3 years after the date of grant. Finders' compensation to Spencer Trask and Richard Berland for the September Transaction consisted of (i) a cash fee of $60,000, or 10% of the aggregate purchase price of all of the Units; (ii) warrants to purchase 102,988 shares of common stock, or 20% of the shares of common stock underlying the securities in the Units sold, at exercise prices ranging from $1.50 to $1.90 per share and expiring 5 years from the date of grant; and (iii) 2,778 shares of unregistered common stock per Unit sold. In addition, Spencer Trask received a non-accountable expense allowance of $18,000, or 3% of the aggregate proceeds of all Units sold in the September Transaction. All of the notes and the warrants have full ratchet anti-dilution protection. In November 2003, as an inducement to extend the maturity date of the notes to February 19, 2004, we offered the noteholders a warrant to purchase additional shares of common stock in an amount equal to 25% of the number of shares into which the notes purchased in the Unit are convertible.

The September Transaction required the consent of Global, the holder of $1.25 million of our convertible notes issued in February and April 2003, and of 51% or more of the holders of our $1.5 million convertible notes issued in connection with the bridge financings in May and June 2003. As an inducement to obtain their consent, such holders received (i) a change in the conversion price of their convertible notes equal to the lowest conversion price of the notes issued in the September financings ($1.896 per share) and (ii) an increase in the number of shares purchasable pursuant to the warrant to reflect a full ratchet dilution formula with a decrease in the exercise price of the warrants to the exercise price of the warrants issued in the September financing ($1.50). Such amendment, as it pertains to the holders of convertible notes issued in the May and June 2003 bridge financings, was effective on November 25, 2003, coincident with the effective date of a one-for-six reverse stock split. We recorded a charge in the amount of $4,828,000 as "Other Financing Costs" for the fair value of the consideration granted to these note holders for such consent.

On November 11, 2003, we issued 18 Units in a financing transaction comprised of a $50,000 convertible note ("November Notes") and a warrant ("November Warrant") to purchase 16,667 shares of our common stock. The Units were sold to 20 investors for an aggregate of $900,000. Holders of the November Notes had the right to convert the November Notes into shares of common stock at a price equal to $2.10 per share. The November Notes bore interest at 8% per annum, and the maturity date was the earlier of December 19, 2003 or the completion of an equity placement of at least $3 million, at which time the November Notes would automatically convert into the equity placement. Holders of the November Warrants have the right to exercise the November Warrants into shares of common stock at a price equal to $1.50 per share, and the warrants expire 3 years after the date of grant. Finders' compensation to Spencer Trask and Richard Berland consisted of (i) a cash fee of $90,000, or 10% of the aggregate purchase price of all of the Units; (ii) warrants to purchase 136,000 shares of common stock, or 20% of the shares of common stock underlying the securities in the Units sold, at exercise prices ranging from $1.50 to $1.90 per share and expiring 5 years from the date of grant; and (iii) 2,778 shares of unregistered common stock per Unit sold. In addition, Spencer Trask received a non-accountable expense allowance of $27,000, or 3% of the aggregate proceeds of all Units sold in the November transaction. All of the November Notes and the November Warrants have full ratchet anti-dilution protection. In December 2003, as an inducement to extend the maturity date of the November Notes to February 19, 2004, we offered the noteholders a warrant to purchase additional shares of common stock in an amount equal to 25% of the number of shares into which the notes purchased in the Unit are convertible.


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


In February 2004, we completed the closing of a $10 million private offering of investment Units at the price of $15 per Unit. Each Unit consists of (i) one share of Series A convertible preferred stock, $.01 par value, each of which is initially convertible into 10 shares of common stock, and (ii) one warrant for the purchase of 10 shares of common stock. The Series A receives dividends at the rate of 8% per year payable quarterly in cash or, in our sole discretion, in registered shares of our common stock. The Series A is entitled to a liquidation preference equal to the purchase price per Unit plus accrued and unpaid dividends. The Series A is not redeemable. The warrants have an exercise price of $2.82 per share and expire in February 2007. We also completed the closing of an additional $25,000 private offering of these Units to an accredited investor in March 2004, which Units have the same terms as described above other than the expiration date which will be March 2007. We have used and expect to use the net proceeds of approximately $8,600,000 from this offering of Units for repayment of outstanding obligations, completion of strategic acquisitions and general working capital.


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


However, in February 2004, we received net proceeds of approximately $8,600,000 from the 2004 Private Placement. We have used and expect to use the net proceeds for repayment of outstanding obligations (including $1,391,500 that was used to repay Global Capital Funding Group, LP). We anticipate using a significant portion of our working capital to settle our accounts payable, which accounts payable were approximately $1,700,000 as of December 31, 2003.

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

In March 2004, we completed the acquisition of all of the outstanding stock of nReach Inc., based in Lakewood, Colorado, in exchange for 500,002 shares of our common stock, the assumption and payment of $100,000 of certain obligations of nReach's stockholders and an earn out schedule that may require our payment of up to an additional 916,667 shares of common stock based on certain revenue targets.


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

Revenue Recognition
-------------------


We recognize revenue from the use of our products and services in accordance with the American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 97-2, "Software Revenue Recognition", SOP 98-9,
"Modification of SOP 97-2, "Software Recognition with Respect to Certain Transactions", and the SEC Staff Accounting Bulletin No. 104, "Revenue Recognition". Specifically, there must be (1) evidence of an arrangement, (2) delivery of our products and services, (3) fixed and determinable fees, and (4) probable collectibility of such fees. Multi-element revenue agreements are recognized based on vendor-specific objective evidence of the fair value of individual components or if the elements in the arrangement cannot be separated, all revenues from the arrangement are deferred until the earlier of (1) the existence of vendor-specific objective evidence or (2) all elements of the arrangement have been delivered.


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

Our agreements with customers in the financial services industry will generally contain multiple revenue elements. Such elements may include:


     o Subscription service fees consisting of fixed or variable charges for usage of our products. Such fees are based on the number of users having access to our products,
     o Development and integration fees for the development and integration of software applications that integrate our applications with a customer's proprietary data and legacy systems,
     o Professional service revenues that emanate from consulting services provided to customers, and
     o Hosting services whereby we provide the services necessary to cache and deliver a customer's proprietary data.


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

We may not have sufficient working capital in the long term


We will be using our working capital to fund the business of nReach (which historically has incurred losses), test and launch the bundling of prepaid wireless airtime cards with premium content and fund our existing business (which currently operates at a loss). We used $1,391,500 of the approximately $8,600,000 net proceeds from the 2004 Private Placement to repay Global Capital Funding Group, LP. We also anticipate using a significant portion of our working capital to settle our accounts payable, which accounts payable were approximately $1,700,000 as of December 31, 2003. It is likely we may require additional funds in the long term depending upon the growth of our revenues, our business strategy, the costs of any acquisitions and other factors. We can give no assurance that we will be able to obtain sufficient debt or equity capital now or in the future to support our operations. Should we be unable to raise sufficient debt or equity capital, we will be forced to cease operations or seek a merger if possible.


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


We have significant accounts payable obligations, many of which are past their stated terms of payment. We have many creditors who are demanding payment and either commencing or threatening to commence legal actions to collect what we may owe them. We expect to incur substantial expenses in defending those collection actions. We are using a substantial amount of our working capital to compromise with and pay various creditors. In general, any company that does not pay its creditors in a timely manner is at risk of being forced into an involuntary bankruptcy proceeding instituted by its creditors, which may provide for the liquidation of assets or the reorganization of assets and debts. There can be no assurance that our creditors will not pursue similar actions, and that, in the aggregate, such collection actions by creditors and payments by us to compromise and pay such claims would not have a material adverse impact on our business, financial condition and results of operations, or that we will not be forced into bankruptcy.


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

     o    potential unknown liabilities associated with the acquired businesses;
          and


     o if we identify suitable acquisition targets, there can be no assurance that we will be able to complete the acquisitions. Even if we complete such acquisitions, we may not succeed in managing the associated acquisition risks, including but not limited to, the risks described above. Our failure to successfully integrate our acquisitions could have a material adverse effect on our business, financial condition and results of operations.


Furthermore, we may issue equity securities or incur additional debt to pay for any future acquisitions. The issuance of equity securities would be dilutive to our existing stockholders and additional debt could have an adverse effect on our balance sheet.

Only one of our four major customers will continue to generate revenues for us in 2004.


Substantially all of our revenues were generated through our licensing arrangements with four customers for the year ended December 31, 2003. Only one of these four customers will continue to generate revenues for us in 2004. Our revenues will be adversely affected from the loss of these three customers. We anticipate that our results from operations for the immediate future may continue to depend to a significant extent upon revenues from a small number of customers until we can develop revenues from more customers, including consumers. In order to increase our revenues, we will need to attract and retain additional customers. There can be no assurance that we will be able to obtain a sufficient number of additional customers to support our operations.



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


We  depend  upon   revenue-sharing   agreements  with  carriers  and  enterprise
customers.


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


Our planned entry into the prepaid wireless reseller business also presents competitive challenges. Although the facilities-less wireless reseller business in the US is relatively new, Virgin Mobile, which has a strong market presence in the UK, already has a growing presence in the US. TracFone Wireless, Inc., a subsidiary of Mexico's dominant wireless carrier America Movil, has been in business in the US for several years. TracFone sells phones and prepaid airtime cards through many major retailers in the US. We also face competition from the wireless carriers themselves, all of whom already offer prepaid wireless voice services.


Our inability to successfully manage and adjust to these competitive forces could have a material adverse effect on our business, financial condition and results of operations.

Our relationship with Spencer Trask.


Spencer Trask and its affiliates owns approximately 10% of the outstanding shares of our common stock as of March 1, 2004, and in the event its preferred stock is converted and warrants are exercised, Spencer Trask and its affiliates could potentially own approximately 70% of the shares of common stock. Based on such ownership, Spencer Trask will be able to affect and exercise some manner of control over us and our operations.

During 2003 and the first quarter of 2004, we paid to Spencer Trask $1,719,880 in cash (including consulting fees, finders fees and non-accountable expenses), issued 226,111 shares of our common stock, and issued warrants to purchase 4,328,516 shares of our common stock at exercise prices ranging from $1.50 to $2.82 per share. As of March 31, 2004, we are also contractually obligated to issue 9,445 shares of common stock to Spencer Trask as finders fees for the November bridge financing. We also owe a finders fee to Spencer Trask in connection with the nReach acquisition and Spencer Trask has agreed to accept shares of our common stock in lieu of a cash payment. While we believe our financial arrangements with Spencer Trask have been appropriate, there can be no assurance that future financial arrangements may not be unduly affected by the extent of Spencer Trask's ownership of us.


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


A claim was filed during 2003 in US District Court, Northern District of Illinois by over one hundred investors in our common stock against Citigroup Global Markets, Inc., Citigroup, Inc., and an individual institutional broker at Citigroup, alleging fraud in connection with such investors' investment in SmartServ. Neither us, nor any of any of our employees, consultants, officers, directors or agents have been named as defendants in this lawsuit. However, we can provide no assurances that we or any of our current or former employees, consultants, officers, directors or agents will not be brought into the lawsuit by the plaintiffs or the defendants. We believe any such claim would be without merit. In such case, we would vigorously defend the action, however, there can be no assurance that we would be successful. Further, if we are named in this lawsuit, we would have to devote financial and other resources, diverting management's attention from our business, and an unfavorable outcome could have a material adverse effect on our business, financial condition and results of operations. Even if no claim is made against us, any negative publicity regarding this lawsuit could have a material adverse effect on our business, financial condition and results of operations.


We may not be able to adequately protect our proprietary rights.


We have designed and developed our own "device agnostic" information platform, made up of our patent-pending W2W MiddlewareTM and our content and processing engines. This platform is comprised of the W2W MiddlewareTM, based on the Windows NT operating system, and the authorization, quote, news and transaction engines, based on Hewlett-Packard Company's Unix operating system and Oracle Corp.'s version 9i parallel server database. This platform supports a wide array of browsers and client side environments operating on wireless and wired networks.


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


We will have issued convertible preferred stock and warrants to investors and consultants and granted options to employees for the purchase of an aggregate of 26,898,070 shares of our common stock as of March 15, 2004, and in the future we will issue additional shares of common stock, options, warrants, preferred stock or other securities exercisable for or convertible into our common stock. Substantially all of such shares underlying the convertible preferred stock and warrants have registration rights. Additional shares are available for sale under Rule 144 of the Securities Act. Sales of these shares or the market's perception that sales could occur may cause the market price of our Common Stock to fall and may make it more difficult for us to sell equity securities in the future at a time and price that we deem appropriate or to use equity securities as consideration for future acquisitions.

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

In addition, we are subject to the Securities and Exchange Commission's penny stock rules. Penny stocks are securities with a price of less than $5.00 per share, other than securities that are registered on certain national securities exchanges, that are quoted on Nasdaq or that meet certain conditions. The penny stock rules require delivery, by a broker-dealer prior to any transaction in a penny stock, of a disclosure schedule about commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. The rules also require that broker-dealers send monthly statements disclosing recent price information for each penny stock held in the account and information on the limited market in penny stocks. Because of the burden placed on broker-dealers to comply with the penny stock rules, stockholders may have difficulty selling our common stock in the open market.


Provisions in our charter may make it difficult for a company or person to acquire us.

Our charter restricts the ability of our stockholders to call a stockholders' meeting and provides that our stockholders may not act by written consent. Additionally, our Board of Directors is divided into three classes with each class being elected by our stockholders in different years. Our charter restricts the ability of our stockholders to change the number of directors and classes of our Board of Directors. These provisions may have the effect of deterring or delaying certain transactions involving an actual or potential change in control of our company, including transactions in which our stockholders might otherwise receive a premium for their shares over then current market prices, and may limit the ability of our stockholders to approve transactions that they may deem to be in their best interests.

Item 7. Financial Statements
-------

                                                                            Page
                                                                            ----

Report of Grant Thornton, LLP                                                31

Report of Ernst & Young, LLP                                                 32

Consolidated Balance Sheets as of December 31, 2003 and 2002                 33

Consolidated Statements of Operations for the years ended December
        31, 2003 and 2002                                                    35

Consolidated Statement of Stockholders' Equity (Deficiency) for the
        years ended December 31, 2003 and 2002                               36

Consolidated Statements of Cash Flows for the years ended December
        31, 2003 and 2002                                                    38

Notes to Consolidated Financial Statements                                   39

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
                                                                                ==========   ==========

See accompanying notes.

                             SmartServ Online, Inc.

                           Consolidated Balance Sheets



                                                                      December 31
                                                           ----------------------------
                                                               2003           2002
                                                           ------------    ------------
Liabilities and Stockholders' Equity (Deficit)
Current liabilities
   Accounts payable                                        $  1,702,768    $  1,307,342
   Accrued liabilities                                          928,393         476,346
   Accrued salaries                                              78,133         295,437
   Note payable                                                      --         500,000
   Accrued interest payable                                     218,848              --
                                                           ------------    ------------
Total current liabilities                                     2,928,142       2,579,125

Deferred revenues                                                37,500         193,294
Deferred lease costs                                                 --         242,300
Accounts payable - noncurrent                                        --         163,907

Note payable                                                  3,340,430              --

Commitments and Contingencies                                        --              --

Stockholders' Equity (Deficit)
Preferred stock - $0.01 par value
   Authorized - 1,000,000 shares
   Issued and outstanding - None                                     --              --
Common Stock - $0.01 par value
   Authorized - 40,000,000 shares
   Issued and outstanding - 2,261,300 shares at 2003 and         22,613          19,060
     1,906,040 shares at 2002
Additional paid-in capital                                   85,160,306      73,623,241
Notes receivable from officers                                 (255,525)       (609,996)
Accumulated deficit                                         (90,396,781)    (72,859,006)
                                                           ------------    ------------
Total stockholders' equity (deficit)                         (5,469,387)        173,299
                                                           ------------    ------------

Total Liabilities and Stockholders' Equity (Deficit)       $    836,685    $  3,351,925
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

                             SmartServ Online, Inc.

           Consolidated Statement of Stockholders' Equity (Deficiency)

                                           Common Stock
                                   --------------------------        Notes        Additional
                                                       Par         Receivable       Paid-in        Unearned      Accumulated
                                       Shares         Value      from Officers      Capital       Compensation      Deficit
                                    ------------   ------------   ------------    ------------    ------------    ------------
Balances at December 31, 2001          1,043,964   $     10,440   $   (666,841)   $ 69,732,257    $   (540,354)   $(64,821,833)

Issuance of common stock upon              2,833             28             --          15,794              --              --
  exercise of employee stock
  options

Conversion of 6.5 prepaid common           4,643             47             --             (47)             --              --
  stock purchase warrants into
  common stock

Issuance of common stock through         778,321          7,783             --       4,057,281              --              --
  private placements of
  securities

Issuance of common stock upon             34,142            341             --         175,818              --              --
   exercise of warrants

Amortization of unearned                      --             --             --              --         540,354              --
   compensation over the terms
   of consulting agreements

Warrants issued to consultants                --             --             --         282,250              --              --
  as compensation for services

Issuance of common stock                  42,137            421             --            (421)             --              --
  pursuant to the antidilution
  provisions of the May 2000
  stock purchase agreement

Warrants issued as compensation               --             --             --           1,500              --              --
  to a former employee

Warrants to purchase common                   --             --             --          38,000              --              --
  stock issued as a condition of
  debt extinguishment

Change in market value of                     --             --             --        (679,191)             --              --
  employee stock options

Repayment of note receivable from             --             --         56,845              --              --              --
  officer

Net loss for the year                         --             --             --              --              --      (8,037,173)
                                    ------------   ------------   ------------    ------------    ------------    ------------

Balances at December 31, 2002          1,906,040   $     19,060   $   (609,996)   $ 73,623,241    $         --    $(72,859,006)
                                    ------------   ------------   ------------    ------------    ------------    ------------


                             SmartServ Online, Inc.

           Consolidated Statement of Stockholders' Equity (Deficiency)
                                   (Continued)

                                          Common Stock
                                  --------------------------       Notes      Additional
                                                     Par         Receivable     Paid-in      Unearned    Accumulated
                                     Shares         Value      from Officers    Capital     Compensation   Deficit
                                  ------------   ------------   ------------  ------------  ------------ ------------
Balances at December 31, 2002       1,906,040   $     19,060   $   (609,996) $ 73,623,241    $     --    $(72,859,006)


Issuance of common stock upon             958             10             --         9,650          --              --
  exercise of employee stock
  options

Issuance of common stock upon          73,731            737             --       375,290          --              --
  exercise of warrants


Issuance of common stock to            20,590            206             --       163,701          --              --
  vendors to satisfy debt

Change in market value of                  --             --             --        (1,323)         --              --
   employee stock options

Issuance of common stock as           166,666          1,667             --     1,221,931          --              --
   compensation for services

Issuance of common stock related       93,315            933             --       436,867          --              --
  to debt financing

Warrants issues as compensation            --             --             --       154,500          --              --
  for services

Allowance for uncollectibility             --             --        354,471            --          --              --
  of loans to officers

Issuance of warrants related to            --             --             --     7,273,960          --              --
  debt financing

Beneficial conversion features             --             --             --     1,902,489          --              --
  of notes

Net loss for the year                      --             --             --            --          --     (17,537,775)
                                 ------------   ------------   ------------  ------------  ----------    ------------

Balances at December 31, 2003       2,261,300   $     22,613   $   (255,525) $ 85,160,306  $       --    $(90,396,781)
                                 ============   ============   ============  ============  ==========    ============

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

The Company is incorporated in the State of Delaware. The Company commenced operations in August 1993, and had its initial public offering in March, 1996. The Company did a one-for-six reverse stock split effective November 25, 2003. The par value of the Company's common stock remained at $0.01 per share in accordance with Delaware corporation law. The reverse stock split also effected the conversion price and number of shares into which an outstanding convertible security is convertible or exercisable. Unless otherwise noted, descriptions of shareholdings and convertible securities reflect such one-for-six reverse stock split in all years presented.

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

SmartServ's pro forma information is as follows:

                                                       Year Ended
                                                       December 31
                                             ----------------------------
                                                2003            2002
                                             ------------    ------------

Net  loss as reported                        $(17,537,775)   $ (8,037,173)

Employee stock-based compensation included
  in net loss                                     374,569        (677,690)

Employee stock-based compensation pursuant
  to SFAS 123                                    (677,416)     (4,278,214)
                                             ------------    ------------

Proforma net loss                            $(17,840,622)   $(12,993,077)
                                             ============    ============

Basic and diluted loss per share             $      (8.46)   $      (6.01)
                                             ------------    ------------

Proforma basic and diluted loss per share    $      (8.60)   $      (9.72)
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
                                 ===========    ===========

4.   Note Receivable From Officer

In December 2000, the Company's Board of Directors authorized the issuance of a line of credit to Sebastian Cassetta, SmartServ's Chief Executive Officer, for an amount not to exceed $500,000. Such amount bears interest at the prime rate and matures on March 20, 2004. Pursuant to the terms of the note, interest for the period January 2, 2001 to June 30, 2002 has been accrued and is payable at maturity. Commencing July 1, 2002 until maturity, interest shall be payable semi-annually in arrears on January 1st and July 1st. In October 2003 we agreed to forgive this loan over a three-year period pursuant to Mr. Cassetta's Separation Agreement with us as described in the section entitled "Agreements with Named Executive Officers".

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

Spencer Trask Ventures, Inc. ("Spencer Trask"), Steven B. Rosner and Richard Berland acted as finders for the May and June 2003 transactions. As consideration therefor, the finders received their proportionate share of (i) a cash fee of $150,000, or 10% of the aggregate purchase price of the Units sold;
(ii) warrants to purchase 510,158 shares of the Company's common stock at an exercise price of $1.50 per share; and (iii) 5,555 shares of unregistered common stock per Unit sold. These warrants provide for cashless exercise and expire 5 years from the date of grant. In addition, Spencer Trask received a non-accountable expense allowance of $45,000, or 3% of the aggregate proceeds of all Units sold in the May and June 2003 transactions. The warrants have been valued in accordance SFAS No. 123 and the Black-Scholes pricing methodology and recorded in the financial statements as deferred financing costs. Such costs are being amortized into operations on a straight-line basis as interest expense and other financing costs over the life of the obligation.

On September 16, 2003, SmartServ issued 7.4 Units in a financing transaction consisting of an offering of up to 12 Units comprised of a $50,000 convertible note and a warrant to purchase 16,667 shares of SmartServ's common stock. On September 19, 2003, SmartServ issued the remaining 4.6 Units of the financing transaction (collectively the "September Transaction"). The Units were sold to 18 investors for an aggregate of $600,000. Holders of the notes have the right to convert the notes into shares of common stock at a price equal to $1.896 per share for the notes issued on September 16, 2003 and $1.920 per share for the notes issued on September 19, 2003. The maturity date of the notes was to be the earlier of November 19, 2003 or the completion of an equity placement of at least $3 million, at which time the notes will automatically convert into the equity placement. Holders of the warrants have the right to exercise the warrants into shares of common stock at a price equal to $1.500 per share.
Spencer Trask and Richard Berland acted as finders for the September transaction. As consideration therefor, the finders received their proportionate share of (i) a cash fee of $60,000, or 10% of the aggregate purchase price of all of the Units; (ii) warrants to purchase 102,988 shares of common stock, or 20% of the shares of common stock underlying the securities in the Units sold, at exercise prices ranging from $1.50 to $1.90 per share and expiring 5 years from the date of grant; and (iii) 2,778 shares of unregistered common stock per Unit sold. In addition, Spencer Trask received a non-accountable expense allowance of $18,000, or 3% of the aggregate proceeds of all Units sold in the September Transaction. All of the notes and the warrants have full ratchet anti-dilution protection. In November 2003, the Company, as an inducement to extend the maturity date of the notes to February 19, 2004, offered the noteholders a warrant to purchase additional shares of common stock in an amount equal to 25% of the number of shares into which the notes purchased in the Unit are convertible.

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

On November 11, 2003, SmartServ issued 18 Units in a financing transaction comprised of a $50,000 convertible note ("November Notes") and a warrant ("November Warrant") to purchase 16,667 shares of SmartServ's common stock. The Units were sold to 20 investors for an aggregate of $900,000. Holders of the November Notes have the right to convert the November Notes into shares of common stock at a price equal to $2.10 per share. The maturity date of the November Notes is the earlier of December 19, 2003 or the completion of an equity placement of at least $3 million, at which time the November Notes will automatically convert into the equity placement. Holders of the November Warrants have the right to exercise the November Warrants into shares of common stock at a price equal to $1.500 per share. Finders' compensation to Spencer Trask and Richard Berland consisted of (i) a cash fee of $90,000, or 10% of the aggregate purchase price of all of the Units; (ii) warrants to purchase 136,000 shares of common stock, or 20% of the shares of common stock underlying the securities in the Units sold, at exercise prices ranging from $1.50 to $1.90 per share and expiring 5 years from the date of grant; and (iii) 2,778 shares of unregistered common stock per Unit sold. In addition, Spencer Trask received a non-accountable expense allowance of $27,000, or 3% of the aggregate proceeds of all Units sold in the November transaction. All of the November Notes and the November Warrants have full ratchet anti-dilution protection. In December 2003, as an inducement to extend the maturity date of the November Notes to February 19, 2004, the Company offered the noteholders a warrant to purchase additional shares of common stock in an amount equal to 25% of the number of shares into which the notes purchased in the Unit are convertible.

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

Also, during the year ended December 31, 2003, the Company issued 72,222 shares of common stock to Spencer Trask as fees related to the May, June, September and November 2003 bridge financing (excluding 80,002 shares earned but that have not yet been issued) and 14,441 shares of common stock to two individuals as fees for assisting with such bridge financings.

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
                                           =========    =========

8.   Earnings Per Share

The following table sets forth the computation of basic and diluted loss per share:

                                                    Year Ended December 31
                                                 ----------------------------
                                                    2003             2002
                                                 ------------    ------------
 Numerator
    Net loss                                     $(17,537,775)   $ (8,037,173)
                                                 ============    ============

 Denominator
    Denominator for basic and diluted loss per
    share - weighted average shares                 2,073,448       1,336,673
                                                 ------------    ------------


 Basic and diluted loss per common share               $(8.46)         $(6.01)
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

9.   Income Taxes

At December 31, 2003 and 2002, SmartServ has deferred tax assets as follows:

                                                    December 31
                                             -------------------------
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

The Company entered into a consulting arrangement with Spencer Trask in May 2003 providing that Spencer Trask would render corporate financial consulting, financial advisory, and investment banking services ("Trask Consulting Agreement"). Under the Trask Consulting Agreement, the Company agreed to pay consulting fees of $7,500 per month commencing July 1, 2003 thru May 31, 2004 and the Company issued Spencer Trask 83,333 shares of common stock. Spencer Trask is a beneficial owner of more than 5% of the Company's common stock.

As part of the consulting arrangement, Spencer Trask acted as a finder and assisted the Company with sales of Units consisting of convertible debentures and warrants from May 2003 through November 2003 in the aggregate amount of $2,685,000. The Company paid Spencer Trask a finders fee consisting of $349,050 in cash (including finders fees and non-accountable expenses), 152,223 shares of common stock (includes 80,002 shares which have yet to be issued to Spencer Trask) and a warrant to purchase 749,146 shares of common stock at exercise prices ranging from $1.50 to $1.90 per share. The Company also reimbursed
Spencer Trask for $20,000 of legal expenses and $5,000 of out-of-pocket expenses. As a result of the anti-dilution provisions in the warrant, the Company subsequently issued Spencer Trask an additional warrant to purchase 445,393 shares of common stock at an exercise price of $1.50.

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

                                                        Average Exercise
                                               Options      Price
                                              --------    ---------
               Balance at December 31, 2001    305,114    $   72.96
                    Granted                    238,250         9.06
                    Exercised                   (2,833)        5.82
                    Cancelled                 (223,367)       99.72
                                              --------    ---------
               Balance at December 31, 2002    317,164    $    9.54
                    Granted                         --           --
                    Exercised                     (958)        5.90
                    Cancelled                 (129,909)        9.60
                                              --------    ---------
               Balance at December 31, 2003    186,297    $    9.55
                                              ========    =========

The  following  table  summarizes   information  about  employee  stock  options
outstanding as of December 31, 2003.

                                             Options Outstanding                                 Options Exercisable
                            -------------------------------------------------------    ----------------------------------------

                                                                Average Remaining
         Range of                                  Average       Contractual Life                            Average Exercise
     Exercise Prices        Number of Options  Exercise Price        (Years)            Number of Options          Price
--------------------------- ------------------ ---------------- -------------------    --------------------- ------------------
    $5.63 to $9.75               182,964                 $7.86          6.6                         147,564           $7.70

        $102.00                    3,333                102.00          6.0                           3,333          102.00
                            ------------                                                      -------------

                                 186,297                                                            150,897
                            ============                                                      =============

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

Pertinent assumptions with regard to the determination of fair value of the options granted during the years ended December 31, 2003 and 2002 are as follows:

                                                   Year Ended December 31
                                                ---------------------------
                                                   2003             2002
                                                -----------     -----------

Weighted  average  dividend  yield for  options       --             --
     granted

Weighted average expected life in years               --            3.0

Weighted average volatility                           --           84.0%

Risk-free interest rate                               --            3.0%

Weighted average fair value of options granted        --          $0.66


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

SmartServ acquired all of the stock of nReach, Inc. on February 28, 2004 in exchange for 500,002 shares of its common stock; provided, if the value of such 500,002 shares immediately prior to June 1, 2004 is less than $900,000, SmartServ will issue up to 299,167 additional shares of its common stock with respect to such difference in value. The nReach shareholders may also earn up to 916,667 shares of our common stock in the event SmartServ reaches certain revenue targets within five fiscal quarters following the closing of this transaction at the rate of one share of common stock for every one dollar of SmartServ revenue in excess of $2,700,000 (the "Earnout Trigger") during such five fiscal quarters. In addition to liabilities set forth on the financial statements of nReach, SmartServ assumed (i) ordinary course liabilities since November 30, 2003, (ii) taxes accrued on earnings since December 31, 2002 which were not due and payable as of the closing date, (iii) expenses incurred to accountants and attorneys in the transaction not to exceed $25,000, and (iv) short term borrowings up to $75,000 due to an nReach shareholder.

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

                                    Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance ------- with Section 16(a) of the Exchange Act


The following table sets forth information with respect to our executive officers and directors.


Name                           Age       Position
----                           ---       --------

Robert Pons                     47       Chief  Executive Officer, President and
                                         Class III Director
Timothy G. Wenhold              43       Chief Operating Officer, Executive Vice
                                         President and Secretary
Len von Vital                   53       Chief Financial Officer
L. Scott Perry (1)(2)           55       Chairman  of  the  Board  and  Class  I
                                         Director
Catherine Cassel Talmadge (1)   52       Class I Director
Charles R. Wood (2)             63       Class III Director


----------
(1) Member of the Audit Committee
(2) Member of the Compensation Committee


Robert Pons has been our Chief Executive Officer and President since January 24, 2004 and a director since August 28, 2003. He served as Interim Chief Executive Officer from August 28, 2003 to January 24, 2004. Mr. Pons had been a consultant to us from August 4, 2003 to January 24, 2004. From April 16, 1999 to April 15, 2002, Mr. Pons was founder and President of FreedomPay, a stored value payment processing company enabling cashless payments on wireless devices. From March 1999 through December 1999, Mr. Pons was Chief Operating Officer of Real Time Data, a company in the data transmission (telemetry) business. Prior thereto, from March 1, 1995 to April 15, 1999, Mr. Pons was President and CEO of LifeSafety Solutions, an enhancement to the 9-1-1 public safety emergency system. Mr. Pons also held executive positions with both MCI and Sprint. Mr. Pons is a member of the Board of Directors of Network-1 Security Solutions, Inc., a software licensing company.


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


Len von Vital has been our Chief Financial Officer since April 9, 2004. Mr. von Vital was engaged by us as a consultant to provide financial services from January 27, 2004 to April 9, 2004. From February 11, 2002 to October 31, 2003, Mr. von Vital was Chief Financial Officer of 4GL School Solutions, Inc., a developer and vendor of special education software and services. From April 2001 to November 2001, Mr. von Vital was Chief Financial Officer of eCal Corporation, a developer and vendor of enterprise Internet calendaring and scheduling software and services and was a consultant in December 2001 and January 2002. From July 2000 to March 2001, Mr. von Vital was Chief Financial Officer of
National Dental Corporation, an e-commerce start-up and software company providing procurement savings to the dental industry and from March 2000 to June 2000, was Chief Financial Officer of Financialweb.com, an e-financial services company. From October 1998 to February 2000, Mr. von Vital was the Chief Financial Officer of ESPS, Inc., a provider of enterprise business-to-business document management and publishing software and services. ESPS had its initial public offering in June 1999. Mr. von Vital also served as interim CEO of ESPS, Inc. from June 1999 until October 1999. Prior thereto, he held the positions of senior vice president of product management and Chief Financial Officer for Astea International, Inc., a developer and vendor of enterprise customer relationship management software and services, that had its initial public offering in July 1995. He also held senior financial positions during a twelve-year career with Decision Data Inc., an international provider of plug-compatible IBM computer peripheral equipment and services, including Vice President of Mergers and Acquisitions, Corporate Controller and Principal Accounting Officer. Mr. von Vital is a certified public accountant.


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


Other Significant Employees

Matthew Stecker, 35, has been our Chief Technology Officer since April 15, 2004. From September 2000 to February 2003, Mr. Stecker was a Director of Technology for Vindigo, Inc., a developer of mobile applications. He was a Director of Technology of Electronic Inc., a graphic and user interface design studio, from June 1999 to May 2000. Prior thereto, from March 1988 to June 1999, Mr. Stecker was the CEO and co-founder of The Applied Information Group, a consulting company that delivered custom software and strategy to pharmaceutical research organizations, specializing in gene expression technologies. Prior thereto, from May 1993 to March 1998, Mr. Stecker was the President of Marble Associates, Inc., a consulting company specializing in object-oriented software development.

Daniel Wainfan, 41, has been our Vice President of Marketing since March 22, 2004. From November 2000 to March 2004, Mr. Wainfan was President of Nutrabrand Innovations, L.L.C., a nutritional products development and marketing company. From 1994 to 2000, Mr. Wainfan was a Marketing Manager, Business Director and then a Category Director of various business groups for the Campbell's Soup Company. Prior thereto, from 1987 to 1993, Mr. Wainfan served in a variety of marketing and sales capacities at the Nabisco Biscuit Company, including Brand Manager of Ritz Crackers.


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


To our knowledge, based solely on review of the copies of such reports furnished to us and written representations of the Reporting Persons that no other reports were required with respect to fiscal year 2003, all Section 16(a) filing requirements applicable to the Reporting Persons were complied with on a timely basis in fiscal year 2003, except that (i) the Form 4 for Catherine Cassel Talmadge to report the sale of 100 shares of Common Stock on January 30, 2002 by her daughter under a Uniform Gift to Minor Account for which Ms. Talmadge is the custodian was filed on March 16, 2004, and (ii) the Form 3 for Robert Pons to report his ownership of our securities as of August 28, 2003, the date he was elected as a director was filed on March 16, 2004.

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


                                                 Summary Compensation Table
                                                 --------------------------
                                      Annual Compensation                  Long-term Compensation
                             --------------------------------------- --------------------------------------

                                                          Other
                                                          Annual     Restricted   Securities
Name and Principal           Fiscal                    Compensation    Stock      Underlying    All Other
Position                      Year    Salary    Bonus     (1)(2)     Awards (3)   Options (4)  Compensation
-----------------------------------------------------------------------------------------------------------
Robert Pons (5)             2003     $44,000   $   --     $   --      $   --        50,000       $16,000
Chief Executive Officer     2002         -0-       --         --          --            --            --
                            2001         -0-       --         --          --            --            --

Sebastian E. Cassetta (6)   2003      90,449       --         --          --            --        12,941(8)
Former Chief Executive      2002     215,521       --      7,500          --        34,667        42,022(8)
Officer                     2001     255,000   50,000      9,750          --            --        37,218(8)

Thomas W. Haller (7)        2003     102,400        --     4,000          --            --         9,932(9)
Former Senior Vice          2002     134,479        --     6,000          --        13,250         9,932(9)
President and Chief         2001     164,558    37,500     6,000          --         3,750         9,932(9)
Financial Officer

Richard Kerschner (10)      2003     100,000       --         --          --            --            --
Former Senior Vice          2002     131,667       --         --          --            --            --
President and General       2001     160,000   48,000         --          --        13,333            --
Counsel


(1)  Amounts shown consist of a non-accountable expense allowance.
(2) The aggregate amount of personal benefits not included in the Summary Compensation Table does not exceed the lesser of either $50,000 or 10% of the total annual salary and bonus paid to the Named Executive Officers.

(3) The Named Executive Officers did not receive any long-term incentive plan payouts during fiscal 2003, 2002 or 2001.

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

(5) Salary reflects amounts paid under Mr. Pons' Consulting Agreement with us dated August 4, 2003. Mr. Pons served as Interim Chief Executive Officer from August 28, 2003 to January 24, 2004 pursuant to this Consulting Agreement. He is now our Chief Executive Officer.

(6)  Mr. Cassetta left our employ in August 2003.
(7)  Mr. Haller left our employ in January 2004.
(8) Amount represents premiums paid by for life and disability insurance for the benefit of Mr. Cassetta and membership dues approved by the Board of Directors.
(9) Amounts represent premiums paid by us for life insurance for the benefit of the employee.
(10) Mr. Kerschner left our employ in February 2004.

Stock Options

     The following table sets forth information with respect to stock options granted to the Named Executive Officers in fiscal year 2003:

                        Option Grants in Last Fiscal Year
                        ---------------------------------

                                    Number of         % of Total Options Granted
                              Securities Underlying   to Employees in the fiscal    Exercise           Expiration
Name                            Options Granted(1)              year(2)               Price               Date
----------------------------- ----------------------- --------------------------- ----------------- ---------------------
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

The following table sets forth information as to the number of unexercised shares of common stock underlying stock options and the value of unexercised in-the-money stock options at December 31, 2003:

               Aggregated Option Exercises in Last Fiscal Year and
                       Fiscal Year End Option Value (1)(2)
                       -----------------------------------



                                                   Number of Unexercised       Value of Unexercised
                                                  Securities Underlying        In-The-Money Options
                          Shares                  Options at Fiscal Year        at Fiscal Year End
                        Acquired on      Value      End Exercisable/              Exercisable/
Name                     Exercise      Realized      Unexercisable                Unexercisable
---------------------------------------------------------------------------------------------------
Robert Pons                   --          --          50,000/0                      $0/$0

Sebastian E. Cassetta         --          --          21,250/0                      $0/$0

Thomas W. Haller              --          --        29,083/1,500                    $0/$0

Richard Kerschner             --          --          21,667/0                      $0/$0


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


In connection with his retirement, we entered into a Separation Agreement with Mario Rossi, our former Executive Vice President, Chief Technology Officer, and Director, effective as of October 21, 2003 (the "Rossi Separation Agreement"). The Rossi Separation Agreement terminated Mr. Rossi's rights under his employment agreement, including without limitation, any rights to compensation and severance, in exchange for the consideration set forth therein, including the following: (i) a cash payment for unpaid base salary and vacation of $16,667.00 payable in two equal installments on October 31, 2003 and November 20, 2003, (ii) a cash payment for unpaid contractual base salary of $112,500.00, of which $81,370.69 will be offset against Mr. Rossi's obligation to us of $47,004.00 in accrued interest on a restricted stock note in the original principal amount of $152,500 (the "Rossi Note"), and the remaining $31,129.31 to be paid in two equal installments on April 21, 2004 and October 21, 2004, (iii) a warrant to purchase 41,667 shares of our common stock at no less than $2.40 per share, and (iv) pursuant to Mr. Rossi's rights under a Restricted Stock Agreement, cancellation of the principal amount of the Rossi Note upon delivery by Mr. Rossi to us of the 34,347 shares of restricted stock securing the Rossi Note. In January 2004, Mr. Rossi assigned and transferred all 34,397 restricted shares of common stock to us in full satisfaction of the outstanding non-recourse debt of $68,000.


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


The Compensation Committee has the discretionary authority to grant options to directors. The exercise price of each share of common stock under any option granted to a director is equal to the fair market value of a share of common stock on the date the option was granted. On September 13, 2002, each director was granted an option to purchase 1,667 shares of our common stock at an exercise price of $8.52 per share, which was the average of high and low stock prices for the preceding day. As the then Vice Chairman of the Board of Directors, L. Scott Perry was granted an option to purchase an additional 5,000 shares at an exercise price of $8.52 per share. No options were granted to directors in the year ended 2003. Commencing January 1, 2003, the Compensation Committee set L. Scott Perry's compensation as Vice Chair at $5,000 per quarter, which arrangement has continued in his current position as Chairman of the Board of Directors.


Item 11. Security Ownership of Certain Beneficial Owners and Management and -------- Related Stockholder Matters


The following table sets forth, as of March 1, 2004, certain information with respect to the beneficial ownership of our common stock by (i) each person known by us to beneficially own more than 5% of our outstanding shares of common stock or preferred stock, (ii) each or our directors, (iii) each of the Named Executive Officers and (iv) all of our executive officers and directors as a group.

                                                Common Stock                  Series A Preferred Stock
                                                ------------                  ------------------------
                                     Amount and Nature     Percent of     Amount and Nature    Percent of
          Name and Address of          of Beneficial       Outstanding      of Beneficial      Outstanding
          Beneficial Owner (1)         Ownership (2)       Shares (3)       Ownership (2)      Shares (3)      Total(4)
          --------------------         -------------       ----------       -------------      ----------      --------
    Kevin Kimberlin                    4,477,402 (5)           67.16%         46,065(17)          5.27%       32.03% (5), (17)
    c/o Spencer Trask
    535 Madison Avenue
    New York, New York 10021

    Global Capital Funding Group,        257,333 (6)            9.89%             0                 *          2.27% (6)
    L.P.
    106 Colony Park Drive, Suite 900
    Cumming, Georgia 30040


    Steven B. Rosner                     165,012 (7)            6.79%             0                 *          1.48% (7)
    1220 Mirabeau Lane
    Gladwyn, Pennsylvania 19035

    TecCapital, Ltd.                     185,958 (8)            7.93%             0                 *          1.68% (8)
    Cedar House
    41 Cedar Avenue
    Hamilton, HM 12, Bermuda

    Sebastian E. Cassetta                118,598 (9)            5.01%             0                 *          1.07% (9)
    415 Mine Hill Road
    Fairfield, Connecticut 06824

    Robert M. Pons                        50,000 (10)           2.09%             0                 *              * (10)

    Richard D. Kerschner                  71,667 (11)           2.97%             0                 *              * (11)

    Thomas W. Haller                      29,194 (12)           1.23%             0                 *              * (12)

    L. Scott Perry                         9,306 (13)             *               0                 *              * (13)

    Catherine Cassel Talmadge              5,119 (14)             *               0                 *              * (14)

    Charles R. Wood                        5,666 (15)             *               0                 *              * (15)


    All executive officers and
    directors as a group (4 persons)      70,091 (16)           2.91%             0                 *              * (16)


-----------------
*    Less than 1%


(1) Under the rules of the Securities and Exchange Commission ("SEC"), addresses are only given for holders of 5% or more of our outstanding common stock who are not currently officers or directors. This table contains information furnished to us by the respective stockholders or contained in filings made with the SEC.
(2) Under the rules of the SEC, a person is deemed to be the beneficial owner of a security if such person has or shares the power to vote or direct the voting of such security or the power to dispose or direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities if that person has the right to acquire beneficial ownership within 60 days of March 1, 2004. For purposes of beneficial ownership of our common stock, excludes shares of common stock that may be acquired upon the conversion of Series A preferred stock held by such person. Except as otherwise indicated, the named entities or individuals have sole voting and investment power with respect to the shares of common stock and preferred stock beneficially owned.
(3) Represents the number of shares of common stock or preferred stock (as applicable) beneficially owned as of March 1, 2004 by each named person or group, expressed as a percentage of the sum of all of (i) the shares of such class outstanding as of such date, and (ii) the number of shares of such class not outstanding, but beneficially owned by such named person or group as of such date. There were 2,344,630 shares of common stock and 874,824 shares of Series A preferred stock outstanding on March 1, 2004. Excludes 500,002 shares of common stock yet to be issued (as of March 1, 2004) in connection with the acquisition of the outstanding stock of nReach, Inc., which shares were issued on March 2, 2004.

(4) The percentage in this column is based upon the total number of shares of common stock beneficially owned, calculated by assuming conversion of all of the outstanding Series A preferred shares.

(5) Includes holdings of (i) Spencer Trask Ventures, Inc., a Delaware corporation and wholly-owned subsidiary of Spencer Trask & Co., a Delaware corporation, of which Kevin Kimberlin is the controlling shareholder, (ii) Spencer Trask Investment Partners LLC, a Delaware limited liability company, of which Kevin Kimberlin is the non-member manager, and (iii) Spencer Trask Private Equity Fund I, LP, Spencer Trask Private Equity Fund II LP, Spencer Trask Private Equity Accredited Fund III, LLC, and Spencer Trask Illumination Fund (collectively, the "Funds"), of which Kevin Kimberlin is an approximately 80% owner of the manager of such Funds. Includes 4,321,848 shares of common stock subject to warrants. Excludes 80,002 shares of common stock to be issued as a finder's fee in connection with the September and November 2003 bridge financings. If such shares were included, Kevin Kimberlin would beneficially own 4,557,404 shares of our common stock, representing 68.36% of the outstanding common shares and 32.55% of the total outstanding capital stock (see footnote 4 above).
(6)  Consists of 257,333 shares of common stock subject to warrants.
(7) Includes 85,012 shares of common stock subject to warrants. Excludes 25,000 shares of common stock subject to warrants issued to Mr. Rosner on March 31, 2004, which warrants are currently exercisable or exercisable within sixty (60) days.

(8) Excludes 63,274 shares of common stock subject to issuance in connection with the November 2003 bridge financing and 94,322 shares of common stock subject to issuance in connection with the 2004 Private Placement.

(9) Includes 21,250 shares of common stock subject to options. Also includes 342 shares held in trust for the benefit of Mr. Cassetta's wife and 2,300 shares of common stock held by his children.
(10) Consists of 50,000 shares of common stock subject to warrants. Excludes 603,570 shares of common stock subject to options granted to Mr. Pons on March 12, 2004, which options are currently exercisable or exercisable within sixty (60) days.
(11) Consists of 50,000 shares of common stock subject to warrants and 21,667 shares of common stock subject to options.
(12) Includes 29,083 shares of common stock subject to options.
(13) Includes 9,167 shares of common stock subject to options.
(14) Includes 5,000 shares of common stock subject to options and 33 shares of common stock held for her daughter under the Uniform Gift to Minors Act.
(15) Includes 3,333 shares of common stock subject to options.
(16) Includes 33 shares of common stock held for Ms. Talmadge's daughter under the Uniform Gift to Minors Act and 67,500 shares of common stock subject to options and warrants issued to all executive officers and directors. Excludes shares of common stock beneficially owned by Messrs. Cassetta, Haller and Kerschner as they were not officers of SmartServ as of March 1, 2004. Also excludes 325,000 shares of common stock subject to options that were granted on March 12, 2004 to Timothy G. Wenhold, our Chief Operating Officer since March 12, 2004, which options are currently exercisable or exercisable within sixty (60) days.
(17) Excludes 2,612 shares of Series A preferred stock and 26,120 shares of common stock subject to warrants issued to Adam Stern, an employee of Spencer Trask, in connection with the 2004 Private Placement.


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

Item 12. Certain Relationships and Related Transactions
--------


Steven B. Rosner, a beneficial owner of more than 5% of our common stock, entered into an agreement with us, dated October 25, 1999, whereby Mr. Rosner was to provide consulting services to us. Pursuant to an amendment dated January 4, 2000, the agreement was extended until October 24, 2002 (the agreement as amended, the "Rosner Agreement"). Pursuant to the Rosner Agreement, Mr. Rosner received $125,000 and warrants to purchase (i) 16,667 shares of common stock at $15.75 per share, (ii) 16,667 shares of common stock at $21.75 per share and
(iii) 1,334 shares of common stock at $110.25 per share. Mr. Rosner has exercised warrants to purchase 33,333 shares of common stock. The remaining warrants expire on October 25, 2004. In December 2002, we entered into a two year consulting agreement with Mr. Rosner to replace the Rosner Agreement. As consideration for such services, we granted Mr. Rosner a warrant to purchase 41,667 shares of common stock at an exercise price of $7.68 per share. The warrants expire on December 4, 2005. In March 2004, we amended and restated the December 2002 consulting agreement by extending the term by one year until March 2005. In consideration for this new agreement, we granted Mr. Rosner a warrant to purchase 300,000 shares of common stock at an exercise price of $1.50 per share and Mr. Rosner waived $60,000 in consulting fees that we owed him under the December 2002 consulting agreement. This amended and restated agreement superceded the December 2002 consulting agreement.

Mr. Rosner also acted as a finder in the September 2002 private placement of our Units. For his services as a finder, Mr. Rosner received warrants to purchase 31,062 shares of common stock at $5.10 per share and a cash fee of $157,500 from us. The warrants expire on September 8, 2007. In May and June 2003, Mr. Rosner acted as a finder in connection with our private placement of Units consisting of convertible notes and warrants to purchase common stock issued by us to 20 accredited investors, Mr. Rosner received a finder's fee of $10,500, warrants to purchase 12,283 shares of common stock at $4.464 per share and 5,556 shares of unregistered common stock. As a result of anti-dilution provisions and subsequent financings, the exercise price of the warrants was reduced to $1.50 per share in September 2003.

In January 2003, we issued a note to Mr. Rosner in consideration of $70,000. Proceeds from the note were used for working capital. The debt was evidenced by an unsecured note bearing an interest rate of 12% per annum and was repaid in February 2003.


In December 2000, our Board of Directors authorized the issuance of a line of credit of up to $500,000 to Sebastian E. Cassetta, our then Chief Executive Officer and Chairman of the Board. Mr. Cassetta issued promissory notes, effective on January 2, 2001 and March 20, 2001, aggregating $500,000 to us in exchange for amounts borrowed under the line of credit. Each note bears interest at the prime rate and matures three years from the date the note was issued. Interest for the period January 2, 2001 to June 30, 2002 has been accrued and is payable at maturity. Commencing July 1, 2002 interest is payable semi-annually in arrears. While these loans were to mature in December 2003 and January 2004, in October 2003 we agreed to forgive these loans over a three-year period and we extended the term of certain other loans pursuant to Mr. Cassetta's Separation Agreement with us as described in the section entitled "Agreements with Named Executive Officers".

In January 2000, we issued Mr. Mario Rossi, our then Executive Vice President and Chief Technology Officer, 34,347 shares of restricted common stock in exchange for Mr. Rossi's note in the amount of $152,500. Such note is secured by the common stock issued to Mr. Rossi. In October 2003, pursuant to Mr. Rossi's rights under his Restricted Stock Agreement and in connection with his retirement, the principal amount of this note will be cancelled upon his delivery to us of the 34,347 shares of restricted stock securing this note. In January 2004, Mr. Rossi assigned and transferred all 34,397 restricted shares of common stock to us in full satisfaction of the outstanding non-recourse debt of $68,000. Please see the description of the Separation Agreement with Mr. Rossi in the section entitled "Agreements with Named Executive Officers" for additional information.

We entered into a consulting arrangement with Spencer Trask in May 2003 providing that Spencer Trask would render corporate financial consulting, financial advisory, and investment banking services to us ("Trask Consulting Agreement"). Under the Trask Consulting Agreement, we agreed to pay consulting fees of $7,500 per month commencing July 1, 2003 thru May 31, 2004 and we issued Spencer Trask 83,333 shares of our common stock. Spencer Trask is a beneficial owner of more than 5% of our common stock.

As part of the consulting arrangement, Spencer Trask acted as a finder and assisted us with sales of Units consisting of convertible debentures and warrants from May 2003 through November 2003 in the aggregate amount of $2,685,000. We paid Spencer Trask a finders fee consisting of $349,050 in cash (including finders fees and non-accountable expenses), 152,223 shares of our common stock (includes 9,445 shares which have yet to be issued to Spencer Trask as of March 31, 2004) and a warrant to purchase 749,146 shares of our common stock at exercise prices ranging from $1.50 to $1.90 per share. We also reimbursed Spencer Trask for $20,000 of legal expenses and $5,000 of out-of-pocket expenses. As a result of the anti-dilution provisions in the warrant, we subsequently issued Spencer Trask an additional warrant to purchase 445,393 shares of our common stock at an exercise price of $1.50.


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


Spencer Trask served as the placement agent for the 2004 Private Placement. In accordance with the terms of the Placement Agency Agreement, dated January 29, 2004, Spencer Trask received compensation consisting of (i) a cash fee of $1,002,500, or 10% of the aggregate purchase price of all of the Units acquired for cash, (ii) a non-accountable expense allowance of $300,750, or 3% of the aggregate proceeds of all Units sold for cash in the transaction, and (iii) warrants to purchase a number of shares of common stock equal to 20% of the shares of common stock underlying the securities in the Units sold for cash, constituting in the aggregate warrants to purchase 1,336,666 shares of common stock at $1.50 per share and warrants to purchase 1,336,666 shares of common stock at $2.82 per share.

In February 2003, we issued a convertible note to Global Capital Funding Group, LP ("Global") in consideration for the receipt of $1 million. Global is the beneficial owner of more than 5% of our common stock. The note bore interest at the rate of 10% per annum, and was secured by our assets, exclusive of our internally developed software products. The note matured on February 14, 2004, contained certain anti-dilution provisions, and could have been converted into shares of our common stock at $6.60 per share. As additional consideration, we issued Global a warrant for the purchase of 33,333 shares of our common stock at an exercise price of $9.68 per share. In April 2003, we borrowed an additional $250,000 from Global and amended the convertible note to include such amount. As additional consideration, we issued Global a warrant for the purchase of 3,333 shares of our common stock at an exercise price of $7.20 per share. The warrants issued to Global contain certain antidilution provisions and expire on February 14, 2006. Proceeds from the notes were used for working capital purposes.

In connection with a September 2003 sale of Units (comprised of convertible debentures and warrants to purchase common stock), we required the consent of Global, the holder of $1.25 million of our convertible debentures issued in February and April 2003, and of 51% or more of the holders of our $1.5 million convertible debentures issued in connection with the bridge financings in May and June 2003. As an inducement to obtain their consent, such holders received
(a) a change in the conversion price of their convertible debentures equal to the lowest conversion price of the debentures issued in September 2003 financing ($1.896 per share) and (b) an increase in the number of shares purchasable pursuant to the warrant to reflect a full ratchet dilution formula with a decrease in the exercise price of the warrants to the exercise price of the warrants issued in such September financing ($1.50). In November, 2003, as an inducement to obtain Global's consent to the sale of Units (comprised of convertible debentures and warrants to purchase common stock) in the November 2003 transaction and the sale of Units in the 2004 Private Placement transaction, we issued Global a warrant to purchase 16,667 shares of common stock at an exercise price of $2.40 per share.


On February 13, 2004, we paid $1,391,504 to Global in full satisfaction of our convertible debentures issued in February and April 2003 in the principal amount of approximately $1.25 million plus accrued interest of $141,504.


Pursuant to Robert Pons' Consulting Agreement and Employment Agreement, he was entitled to a transaction fee equal to 1% of any cash or securities received by us from any equity transaction. Based on this, he received $100,000 from us in 2004 in connection with the 2004 Private Placement transaction. Mr. Pons is currently our Chief Executive Officer, but he was neither a director nor Chief Executive Officer at the time the Consulting Agreement was executed.


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

Item 13. Exhibits and Reports on Form 8-K
--------

(a)  Index to Exhibits

Exhibit Description

2.1 Reorganization and Stock Purchase Agreement dated as of January 29, 2004 by and among nReach, SmartServ and the shareholders of nReach set forth on Schedule A thereto /12/

3.1 Amended and Restated Certificate of Incorporation of SmartServ, as amended /16/

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

4.17 Form of Letter Agreement Extending the Maturity Date of Convertible Debentures from November 19, 2003 to February 19, 2004, between SmartServ and each of the May, June and September Investors /16/
4.18 Form of Letter Agreement Extending the Maturity Date of Convertible Debentures from December 19, 2003 to February 19, 2004, between SmartServ and the November Investors /16/
4.19 Form of Warrant for the Investors in the 2004 Private Placement (the "2004 Private Placement Investors") /16/
4.20 Form of Registration Rights Agreement, dated February 13, 2004, between SmartServ and the Investors in the 2004 Private Placement /16/
4.21    Specimen Certificate of SmartServ's Series A Convertible Preferred Stock
        /16/
4.22 Form of Warrant for Spencer Trask issued pursuant to the 2004 Private Placement /16/

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

10.5 Lease Agreement dated as of March 4, 1994, between SmartServ and One Station Place, L.P. regarding SmartServ's Stamford, Connecticut, offices /8/
10.6 Lease Modification and Extension Agreement, dated February 6, 1996, between SmartServ and One Station Place, L.P. regarding SmartServ's Stamford, Connecticut, offices /9/
10.7 Second Lease Modification and Extension Agreement, dated June 29, 2000, between SmartServ and One Station Place, L.P. regarding SmartServ's Stamford, Connecticut, offices /6/
10.8 License Agreement between SmartServ and Salomon Smith Barney (Confidential treatment has been requested with respect to certain portions of this agreement) /4/
10.9    1996 Stock Option Plan /10/ *
10.10   1999 Stock Option Plan /11/ *
10.11   2000 Stock Option Plan /6/ *
10.12   2002 Stock Option Plan /3/ *
10.13 Separation Agreement between SmartServ and Sebastian Cassetta, effective as of October 21, 2003 /13/ *
10.14 Restricted Stock Purchase Agreement between SmartServ and Sebastian E. Cassetta, dated December 29, 1999 /7/*
10.15 Separation Agreement between SmartServ and Mario F. Rossi, effective as of October 21, 2003 /13/ *
10.16 Restricted Stock Purchase Agreement between SmartServ and Mario F. Rossi, dated December 29, 1999 /7/ *
10.17 Amended Restricted Stock Purchase Agreement between SmartServ and Sebastian E. Cassetta, dated December 31, 1999 /11/ *
10.18 Amended Promissory Note between SmartServ and Sebastian E. Cassetta, dated January 4, 2000 /11/ *
10.19 Amended Security Agreement between SmartServ and Sebastian E. Cassetta, dated January 4, 2000 /11/ *
10.20   Promissory Note, dated January 2, 2001,  between SmartServ and Sebastian
        E. Cassetta /5/ *
10.21   Promissory Note, dated March 20, 2001,  between  SmartServ and Sebastian
        E. Cassetta /5/ *
10.22   Amended  Restricted Stock Purchase Agreement between SmartServ and Mario
        F. Rossi, dated December 31, 1999 /11/ *
10.23 Amended Promissory Note between SmartServ and Mario F. Rossi, dated January 4, 2000 /11/ *
10.24 Amended Security Agreement between SmartServ and Mario F. Rossi, dated January 4, 2000 /11/ *
10.25 Form of Securities Purchase Agreement between SmartServ and the September Investors /13/
10.26   Form of Convertible Debenture for the September Investors /13/
10.27 Form of Securities Purchase Agreement between SmartServ and the November Investors /13/
10.28   Form of Convertible Debenture for the November Investors /13/
10.29 Form of Securities Purchase Agreement, dated May 19, 2003, between SmartServ and the May Investors /14/
10.30   Form of Convertible Debenture for the May Investors /14/
10.31 Form of Securities Purchase Agreement, dated June 13, 2003, between SmartServ and the June Investors /14/
10.32   Form of Convertible Debenture for the June Investors /14/
10.33 Consulting Agreement, dated May 15, 2003, between SmartServ and Spencer Trask Ventures, Inc. /14/
10.34 Severance Agreement, dated June 20, 2003, between SmartServ and Richard Kerschner /14/ *
10.35 Severance Agreement, dated June 20, 2003, between SmartServ and Thomas Haller /14/ *
10.36 Form of Amendment Agreement, dated June 13, 2003, to the May 19, 2003 Securities Purchase Agreement between SmartServ and the May Investors /14/

10.37 Consulting Agreement between SmartServ and Robert Pons, dated August 4, 2003, as amended /16/ *
10.38 Consulting Agreement between SmartServ and Timothy G. Wenhold, dated August 1, 2003 /16/ *
10.39 Placement Agency Agreement, dated January 29, 2004, between SmartServ and Spencer Trask in connection with the 2004 Private Placement /16/

16 Letter from Ernst & Young, LLP to the Securities and Exchange Commission dated November 13, 2003 on April 13, 2004 /1/

21      List of Subsidiaries /16/

23.1    Consent of Grant Thornton, LLP +
23.2    Consent of Ernst & Young LLP +

31.1 Certification of Robert Pons pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 +
31.2 Certification of Len von Vital pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 +
32.1    Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+

+  Filed herewith

1    Filed as an exhibit to our Form 8-K, dated November 13, 2003

2    Filed as an exhibit to our Form 8-K, dated March 3, 2003

3 Filed as an exhibit to our Proxy Statement for the 2002 Annual Meeting of Stockholders


4 Filed as an exhibit to Amendment No. 3 to our registration statement on Form S-3 (Registration No. 333-100193) on February 11, 2003


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

12   Filed as an exhibit to our Form 8-K, dated February 28, 2004

13 Filed as an exhibit to our Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003

14 Filed as an exhibit to our Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003

15 Filed as an exhibit to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002


16 Filed as an exhibit to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003 on April 13, 2004


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

Item 14.  Principal Accountant Fees and Services
--------

Audit and Other Fees Paid to Independent Auditors

The following table presents fees billed by E&Y and Grant Thornton for professional services rendered to us in fiscal years ended December 31, 2002 and December 31, 2003.


                  Services Rendered*           Fiscal 2003       Fiscal 2002
                  -----------------            -----------       -----------

                  Audit Fees                   $   101,910       $   188,000
                  Audit-Related Fees           $         0       $         0
                  Tax Fees                     $         0       $     7,000
                  All Other Fees               $         0       $         0




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

                                        SMARTSERV ONLINE, INC.
                                                Registrant

                                        By:  /s/Robert M. Pons
                                             -----------------
                                               Robert M. Pons
                                               Chief Executive Officer

                                        Date:  May 12, 2004


In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature                         Title                      Date
         ---------                         -----                      ----


/s/   Robert M. Pons              Chief Executive Officer,        May 12, 2004
--------------------------------  (Principal Executive Officer)
      Robert M. Pons


/s/   Len von Vital               Chief Financial Officer         May 12, 2004
--------------------------------  (Principal Financial and
      Len von Vital               Accounting Officer)


/s/ L. Scott Perry                Chairman of the Board           May 12, 2004
--------------------------------  of Directors
    L. Scott Perry

                                  Director                        May __, 2004
--------------------------------
    Catherine Cassel Talmadge

/s/ Charles R. Wood               Director                        May 12, 2004
--------------------------------
    Charles R. Wood