Form 10QSB
period 2004-03-31
SMARTSERV ONLINE INC
filed 2004-05-20
CIK 1005698

================================================================================


                    U. S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 2004
                                                 --------------

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

             2250 Butler Pike, Suite 150, Plymouth Meeting, PA 19462
--------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)


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

The number of shares of common stock, $.01 par value, outstanding as of April 15, 2004 was 2,878,840.

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

     Consolidated  Balance Sheets - March 31, 2004  (unaudited) and December 31,
     2003......................................................................2

     Consolidated  Statements  of Operations - three months ended March 31, 2004 and 2003 (unaudited)......................................................4

     Consolidated  Statement of Changes in Stockholders'  Equity  (Deficiency) -
     three months ended March 31, 2004 (unaudited).............................5

     Consolidated  Statements  of Cash Flows - three months ended March 31, 2004 and 2003 (unaudited)......................................................6

     Notes to Unaudited Consolidated Financial Statements......................7

Item 2.   Management's  Discussion  and  Analysis  of  Financial  Condition  and
          Results of Operations...............................................17

Item 3    Controls and Procedures.............................................25



PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings...................................................25

Item 2.   Changes in Securities and Use of Proceeds...........................26

Item 6.   Exhibits and Reports on Form 8-K....................................29

          Signatures..........................................................31

                             SmartServ Online, Inc.

                           Consolidated Balance Sheets




                                     March 31,   December 31,
                                      2004         2003
                                    ----------   ----------
                                    (Unaudited)
Assets
Current assets
   Cash                             $6,078,172   $  139,178
   Accounts receivable                 110,811      103,230
   Accrued interest receivable           3,221       47,004
   Prepaid compensation                 44,378      133,127
   Prepaid expenses                     23,976       86,798
   Deferred financing costs                 --      322,192
                                    ----------   ----------
Total current assets                 6,260,558      831,529
                                    ----------   ----------

Property and equipment, net             29,668           --
Other assets
   Goodwill and intangible assets    1,802,389           --
   Security deposits                    18,237        5,156

                                    ----------   ----------
Total Assets                        $8,110,852   $  836,685
                                    ==========   ==========


See accompanying notes.

                             SmartServ Online, Inc.

                           Consolidated Balance Sheets




                                                                          March 31,        December 31,
                                                                             2004              2003
                                                                         -------------    -------------
                                                                         (Unaudited)
Liabilities and Stockholders' Equity (Deficiency)
Current liabilities
   Accounts payable                                                      $   1,520,334    $   1,702,768
   Accrued liabilities                                                         956,001          928,393
   Accrued salaries                                                             31,129           78,133
   Accrued interest payable                                                         --          218,848
                                                                         -------------    -------------
Total current liabilities                                                    2,507,464        2,928,142
                                                                         -------------    -------------

Deferred revenues                                                               33,333           37,500

Notes payable                                                                       --        3,340,430

Commitments and Contingencies                                                       --               --

Stockholders' Equity (Deficiency)
Convertible Preferred stock - $0.01 par value
   Authorized - 1,000,000 shares
   Issued and outstanding - 876,491 shares as of March 31, 2004,               738,480               --
     aggregate liquidation preference of $10,175,360 and $0 as
     of March 31, 2004 and December 31, 2003, respectively
Common stock - $.01 par value
   Authorized - 40,000,000 shares
   Issued - 2,913,187; outstanding - 2,878,840 shares as                        29,132           22,613
      of March 31, 2004 and 2,261,300 shares as
      of December 31, 2003
Additional paid-in capital                                                 101,823,219       85,160,306
Notes receivable from former officers                                         (187,525)        (255,525)
Unearned compensation                                                       (1,767,859)              --
Treasury stock, 34,347 shares at cost                                          (68,000)              --
Accumulated deficit                                                        (94,997,392)     (90,396,781)
                                                                         -------------    -------------
Total stockholders' equity (deficiency)                                      5,570,055       (5,469,387)
                                                                         -------------    -------------

Total Liabilities and Stockholders' Equity (Deficiency)                  $   8,110,852    $     836,685
                                                                         =============    =============

See accompanying notes.

                             SmartServ Online, Inc.

                      Consolidated Statements of Operations
                                   (Unaudited)


                                                                Three Months
                                                               Ended March 31,
                                                          --------------------------
                                                             2004           2003
                                                          -----------    -----------

Revenues                                                  $    73,711    $   230,987
                                                          -----------    -----------

Costs and expenses
   Costs of services                                         (316,866)    (1,216,831)
   Sales and marketing expenses                               (43,706)      (276,534)
   General and administrative expenses                       (650,949)      (999,180)
   Stock-based compensation                                (1,532,141)       (28,194)
                                                          -----------    -----------

Total costs and expenses                                   (2,543,662)    (2,520,739)
                                                          -----------    -----------

Loss from operations                                       (2,469,951)    (2,289,752)

Other income (expense)
   Interest income                                              3,221          4,532
   Interest expense and other financing costs              (1,937,081)      (375,886)
   Legal settlement                                          (196,800)            --
   Gain from extinguishment of debt                                --        305,822
   Foreign exchange gain                                           --             93
                                                          -----------    -----------

                                                           (2,130,660)       (65,439)
                                                          -----------    -----------

Net loss                                                  $ (4,600,611)  $(2,355,191)
                                                          ===========    ===========

Preferred stock dividend accrued                             (913,840)            --

Net loss applicable to common shareholders                $(5,514,451)   $(2,355,191)
                                                          ===========    ===========

Basic and diluted loss per common share                   $     (2.25)   $     (1.20)
                                                          ===========    ===========

Weighted average shares outstanding - basic and diluted     2,447,453      1,956,468
                                                          ===========    ===========

See accompanying notes.

                             SmartServ Online, Inc.
     Consolidated Statement of Changes in Stockholders' Equity (Deficiency)
                        Three Months Ended March 31, 2004
                                   (Unaudited)

                                   Common Stock                   Preferred Stock
                                                                             Series A   Notes Receivable    Additional
                                                                            Preferred     from Former        Paid-in
                             Shares          Par Value          Shares        Stock       Officers          Capital
                            -------------   -------------   -------------   ---------   -------------    -------------

Balances at December 31,        2,261,300   $      22,613              --   $      --   $    (255,525)   $  85,160,306
2003

Issuance of common stock          500,002           5,000              --          --              --        1,635,007
  to acquire nReach, Inc.

Issuance of common stock           91,885             919              --          --              --          639,499
  related to financing

Issuance of common stock           60,000             600              --          --              --          196,200
   to vendor to satisfy
   debt

Issuance of warrants as                --              --              --          --              --           91,641
  compensation for
  services

Issuance of warrants                   --              --              --          --              --        1,777,569
  related to financing

Issuance of warrants to                --              --              --          --              --           22,569
  vendor to satisfy debt

Employee stock                         --              --              --          --              --        3,300,000
  compensation

Amortization of unearned               --              --              --          --              --               --
  compensation

Treasury  stock shares                 --              --              --          --          68,000               --
  returned in settlement
  of note receivable
  from former officer

Beneficial conversion                  --              --              --          --              --        9,914,268
  option on convertible
  Preferred Stock

Series A Preferred Stock               --              --         876,491     738,480              --               --

Accretion of dividends                 --              --              --          --              --         (738,480)
  on Series A Preferred
  Stock

Dividends accrued on                   --              --              --          --              --         (175,360)
  Preferred Stock

Net loss for the period                --              --              --          --              --               --

                            -------------   -------------   -------------   ---------   -------------    -------------
Balances at March 31,           2,913,187   $      29,132         876,491   $ 738,480   $    (187,525)   $ 101,823,219
2004
                            =============   =============   =============   =========   =============    =============
See accompanying notes.






                                    Treasury          Unearned        Accumulated
                                     Stock          Compensation         Deficit
                                  -------------    -------------    -------------

Balances at December 31,          $          --    $          --    $ (90,396,781)
2003

Issuance of common stock                     --               --               --
  to acquire nReach, Inc.

Issuance of common stock                     --               --               --
  related to financing

Issuance of common stock                     --               --               --
   to vendor to satisfy
   debt

Issuance of warrants as                      --               --               --
  compensation for
  services

Issuance of warrants                         --               --               --
  related to financing

Issuance of warrants to                      --               --               --
  vendor to satisfy debt

Employee stock                               --       (1,885,717)              --
  compensation

Amortization of unearned                     --          117,858               --
  compensation

Treasury  stock shares                  (68,000)              --               --
  returned in settlement
  of note receivable
  from former officer

Beneficial conversion                        --               --               --
  option on convertible
  Preferred Stock

Series A Preferred Stock                     --               --               --

Accretion of dividends                       --               --               --
  on Series A Preferred
  Stock

Dividends accrued on                         --               --               --
  Preferred Stock

Net loss for the period                      --               --       (4,600,611)

                                  -------------    -------------    -------------
Balances at March 31,             $     (68,000)   $  (1,767,859)   $ (94,997,392)
2004
                                  =============    =============    =============

See accompanying notes.

                             SmartServ Online, Inc.
                      Consolidated Statements of Cash Flows

                                   (Unaudited)

                                                                             Three Months
                                                                           Ended March 31,
                                                                     --------------------------
                                                                        2004           2003
                                                                     -----------    -----------
Operating Activities
Net loss                                                             $(4,600,611)   $(2,355,191)
Adjustments to reconcile net loss to net cash
    used for operating activities
       Gain from extinguishment of debt                                       --       (305,822)
       Depreciation and amortization                                          --        464,587
       Noncash compensation costs                                        640,418         28,194
       Noncash consulting services                                        91,641             --
       Noncash payments to vendors                                       219,369             --
       Amortization of deferred compensation                           1,532,141             --
       Amortization of deferred financing costs                        1,231,772        338,964
       Amortization of deferred revenues                                      --       (168,694)
       Changes in operating assets and liabilities
          Accounts receivable                                              3,481        (84,554)
          Accrued interest receivable                                     43,783          9,707
          Prepaid expenses                                                65,765        100,756
          Prepaid compensation                                            88,749             --
          Accounts payable and accrued liabilities                      (434,557)       631,790
          Deferred revenues                                               (4,167)       138,000
          Security deposit                                               (11,212)        28,716
                                                                     -----------    -----------
    Net cash used for operating activities                            (1,133,428)    (1,173,547)
                                                                     -----------    -----------

Investing Activities
Purchase of equipment                                                    (18,099)            --
Purchase of nReach, Inc.                                                 (87,500)            --
                                                                     -----------    -----------
    Net cash used for investing activities                              (105,599)            --
                                                                     -----------    -----------

Financing Activities
Proceeds from the issuance of series A convertible preferred stock
    and warrants - net                                                 8,569,525             --
Proceeds from the issuance of notes and warrants - net                        --      1,000,000
Proceeds from the issuance of common stock                                    --        335,537
Repayment of notes payable and accrued interest                       (1,391,504)      (295,000)
                                                                     -----------    -----------
    Net cash provided by financing activities                          7,178,021      1,040,537
                                                                     -----------    -----------

Increase (decrease) in cash and cash equivalents                       5,938,994       (133,010)
Cash - beginning of period                                               139,178        154,759
                                                                     -----------    -----------

Cash - end of period                                                 $ 6,078,172    $    21,749
                                                                     ===========    ===========

See accompanying notes.

                             SmartServ Online, Inc.

              Notes to Unaudited Consolidated Financial Statements

                                 March 31, 2004


1.   Nature of Business

SmartServ Online, Inc. (the "Company" or "SmartServ") designs, develops and distributes software and services that enable the delivery to wireless devices of various content, with special emphasis on cell phones. The content which the Company provides includes premium content such as ringtones, images and games, and dynamic changing content such as horoscopes, lottery results and weather reports. Historically, the Company has licensed its applications, content and related services to wireless carriers and enterprises. The Company has revenue sharing license agreements with wireless carriers such as Verizon Wireless, AT&T Wireless, Nextel and ALLTEL Wireless, that allow it to deliver its services and branded content to a wide base of consumer cell phone users. For enterprises, the Company has in the past offered solutions that deliver financial market data, proprietary internal documents and other useful information to mobile workers, although this no longer comprises a core part of the Company's business or strategy.

During February 2004, the Company acquired the issued and outstanding common stock of an early stage company, nReach, Inc., to increase the Company's focused offerings of products and services to the cell phone industry. nReach is a wireless content distribution company that offers a broad portfolio of popular mass-market cell phone content including ringtones, games and on-device images. nReach may provide the Company with access to a large number of consumers through its existing marketing arrangements with large retailers. nReach has an arrangement with Merit Industries, a manufacturer of touch-screen entertainment devices, to introduce self-serve mobile content vending machines capable of delivering nReach's ringtones, images and games. Prior to the Company's acquisition, nReach had minimal revenues and incurred a significant loss in 2003.

The Company has since its inception earned limited revenues and incurred substantial recurring operating losses, including net losses of $4,600,611 for the three month period ended March 31, 2004 and $17,537,775 and $8,037,173 for the years ended December 31, 2003 and December 31, 2002, respectively.
Additionally, the Company had an accumulated deficit of $94,997,392 and $90,396,781 at March 31, 2004 and December 31, 2003, respectively.

The Company began in 2002 and continued during 2003 to reduce its cost structure through the termination of personnel and the relocation of its headquarters to Plymouth Meeting, Pennsylvania. Personnel headcount was reduced from 66 in May 2002 to the level of 20 as of March 15, 2004 (including nReach employees). These efforts have reduced the Company's average monthly operating expenses from approximately $1,090,000 in July 2002 to approximately $370,000 as of March 2004 (including operating expenses of nReach), excluding noncash stock compensation, depreciation and amortization. The Company anticipates that its monthly operating expenses will increase during 2004 due to the working capital requirements of the business of nReach, as well as related to expansion of marketing and business development efforts for all of the Company's products and services and increased corporate overhead.

In February 2004, the Company received $10 million in gross proceeds from its private placement of Units consisting of shares of Series A Convertible Preferred Stock and warrants to purchase common stock. The Company has used and expects to use the net proceeds of approximately $8,600,000 from this offering for repayment of outstanding obligations, completion of strategic acquisitions and general working capital. In particular, the Company anticipates using a significant portion of its working capital to settle its accounts payable, which accounts payable were approximately $1,520,000 and $1,700,000 as of March 31, 2004 and December 31, 2003,
respectively.

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

The Company is incorporated in the State of Delaware. The Company commenced operations in August 1993, and had its initial public offering in March 1996. The Company completed a one-for-six reverse stock split effective November 25, 2003. Unless otherwise noted, descriptions of shareholdings and convertible securities reflect such one-for-six reverse stock split.

2.   Summary of Significant Accounting Policies

Basis of Presentation
---------------------
The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States.

Principles of Consolidation
---------------------------
The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. Significant intercompany accounts and transactions have been eliminated in consolidation.

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

Supplemental Cash Flow Information
----------------------------------
The Company considers all highly liquid investments with a maturity date of three months or less when purchased to be cash equivalents.

During the quarter ended March 31, 2004, the Company issued 60,000 shares of common stock amounting to $196,800 and a cash payment of $45,000 to a vendor in settlement of the Company's obligation to that vendor. The issuance of shares of common stock is considered a non-cash transaction for the purposes of the Statement of Cash Flows.

During the quarter ended March 31, 2004, the Company issued 500,002 shares of common stock amounting to $1,640,007 for the acquisition of the issued and outstanding common stock of nReach, Inc. The issuance of shares of common stock is considered a non-cash transaction for the purposes of the Statement of Cash Flows.

During the quarter ended March 31, 2004, the Company converted notes payable and accrued interest amounting to $3,122,302 into Series A convertible preferred stock and warrants. This conversion is considered a non-cash transaction for the purposes of the Statement of Cash Flows.

Interest, debt origination and other financing costs paid during the quarters ended March 31, 2004 and 2003 were $1,516,504 and $70,000, respectively.

Concentration of Credit Risk
----------------------------
Financial instruments that potentially subject SmartServ to concentrations of credit risk consist solely of accounts receivable. At March 31, 2004 and December 31, 2003, accounts receivable consist principally of amounts due from major telecommunications carriers, as well as a financial services company. The Company performs periodic credit evaluations of its customers and, if applicable, provides for credit losses in the financial statements. As of March 31, 2004 and December 31, 2003 the Company did not have a reserve for doubtful accounts.

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

Advertising Costs
-----------------
Advertising costs are expensed as incurred and were $-0- and $3,561 for the quarters ended March 31, 2004 and 2003, respectively.

Stock Based Compensation

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

The Company adopted the disclosure provisions of SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, which amends SFAS No. 123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation, which was originally provided under SFAS No. 123. SFAS No. 148 also improves the timeliness of disclosures by requiring the information to be included in interim as well as annual financial statements. The adoption of these disclosure provisions had no impact on the Company's 2003 or first quarter of 2004 consolidated results of operations, financial position or cash flows.

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

SmartServ's pro forma information is as follows:

                                                   Three Months Ended
                                                        March 31,
                                                --------------------------
                                                   2004           2003
                                                -----------    -----------

Net  loss as reported                           $(4,600,611)   $(2,355,191)

Employee stock-based compensation included in
  net loss                                        1,532,141          1,323


Employee stock-based compensation pursuant to
  SFAS 123/SFAS 148                                (164,785)      (917,494)
                                                -----------    -----------

Proforma net loss                               $(3,233,255)   $(3,271,362)
                                                ===========    ===========

Basic and diluted loss per share                $     (2.25)   $     (1.20)
                                                -----------    -----------

Proforma basic and diluted loss per share       $     (1.32)   $     (1.68)
                                                ===========    ===========

Foreign Currency Translation
----------------------------
The financial statements of the Company's foreign subsidiaries, whose functional currencies are other than the U.S. dollar, have been translated into U.S. dollars in accordance with SFAS No. 52, Foreign Currency Translation. All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Income statement amounts have been translated using the average rate for the year. Gains and losses resulting from the changes in exchange rates from year to year have been reported in accumulated other comprehensive income.

3.   Property and Equipment

Property and equipment consist of the following:

                                  March 31,      December 31,
                                     2004          2003
                                 -----------    -----------
Data processing equipment        $ 4,594,526    $ 4,594,526
Office furniture and equipment       427,142        397,474
Display equipment                     71,335         71,335
Leasehold improvements                69,852         69,852
                                 -----------    -----------
                                   5,162,855      5,133,187

Impairment of capital assets        (843,768)      (843,768)
Accumulated depreciation          (4,289,419)    (4,289,419)
                                 -----------    -----------
                                 $    29,668    $        --
                                 ===========    ===========

4.   Note Receivable From Officer

In December 2000, the Company's Board of Directors authorized the issuance of a line of credit to Sebastian Cassetta, SmartServ's former Chief Executive Officer, for an amount not to exceed $500,000. Such amount bears interest at the prime rate and matured on March 20, 2004. Pursuant to the terms of the note, interest for the period January 2, 2001 to June 30, 2002 has been accrued and is payable at maturity. Commencing July 1, 2002 until maturity, interest shall be payable semi-annually in arrears on January 1st and July 1st. In October 2003 the Company agreed to forgive this loan over a three-year period pursuant to Mr. Cassetta's Separation Agreement.

Additionally, during the quarter ended June 30, 2003, the Company recorded a valuation allowance of $270,000 in connection with the potential uncollectibility of a loan made to Mr. Cassetta for the purchase of SmartServ restricted stock. Such reserve is classified as a reduction of stockholders' equity. While this loan had original maturity date of December 2003, Mr. Cassetta's ability to repay this loan and interest thereon is highly contingent on the market value of his investment in the Company. In his separation agreement in October 2003, the Company extended the maturity date of the restricted stock note until September 2004.

The Company's former Chief Technology Officer, Mario Rossi, was the obligor on a promissory note made in favor of the Company with respect to the purchase of 34,347 shares of Company common stock, which were pledged as collateral for the note. In January 2004, as part of his separation agreement, all shares of stock were assigned and transferred to the Company and the outstanding debt of $68,000 was cancelled.

5.   Notes Payable

In May 2000, the Company entered into a Business Alliance Agreement with Hewlett-Packard Company ("HP") whereby the companies agreed to jointly market their respective products and services, and to work on the build-out of SmartServ's domestic and international infrastructure. In furtherance of these objectives, HP provided the Company with a line of credit of up to $20,000,000 for the acquisition of approved hardware, software and services. On September 10, 2002, the Company and HP amended the terms of the promissory note to provide for the (i) reduction of SmartServ's aggregate outstanding principal and accrued interest amount of $7,045,000 to $1,000,000, (ii) return of certain unused hardware by SmartServ, (iii) issuance by SmartServ of a warrant for the purchase of 8,333 shares of common stock with an exercise price of $6.996 per share and
(iv) repayment of $500,000 of the amended obligation on September 10, 2002. The remaining $500,000 obligation was evidenced by a note, bearing an interest rate of 11%, secured by the Company's assets exclusive of its internally developed software products, and was satisfied through a partial repayment in February 2003. The Company recorded a gain of $305,822 resulting from the Company's partial repayment of the note in February 2003.

In February 2003, the Company issued a convertible note to Global Capital Funding Group, LP ("Global") in consideration for the receipt of $1 million. The note bore interest at the rate of 10% per annum, and was secured by the Company's assets, exclusive of its internally developed software products. The note matured on February 14, 2004, contained certain antidilution provisions, and was convertible into shares of SmartServ common stock at $6.60 per share. As additional consideration, the Company issued Global a warrant for the purchase of 33,333 shares of its common stock at an exercise price of $9.66 per share. The warrants have been valued in accordance with the Black-Scholes pricing methodology and recorded in the financial statements as deferred interest costs and netted against the outstanding obligation. Deferred interest costs are amortized into operations in accordance with the interest method. Alpine Capital Partners, Inc. ("Alpine") received a finder's fee of $70,000; representing 7% of the aggregate purchase price of the convertible note and a warrant to purchase 15,167 shares of common stock exercisable at $9.66 per share, expiring on February 14, 2005, in connection with this transaction. These warrants have been valued in accordance with the Black-Scholes pricing methodology and recorded in the financial statements as deferred compensation costs. This amount is being amortized into operations on a straight-line basis over the 12 month life of the obligation. Also in connection with the 10% convertible notes, the Company has recorded a non-cash charge for other financing costs of $304,772 representing a portion of the intrinsic value of the beneficial conversion feature of the notes. Emerging Issues Task Force ("EITF") Issue No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" ("Issue No. 98-5") as more fully described in EITF Issue No. 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments", defines the beneficial conversion feature as the non-detachable conversion feature that is "in-the-money" at the date of issuance. Issue No. 98-5 requires the recognition of the intrinsic value of the conversion feature as the difference between the conversion price and the fair value of the common stock into which the notes are convertible. During the quarter ending June 30, 2003, the Company recorded a non-cash charge of $101,600 representing the amortization of the remainder of such beneficial conversion feature. In April 2003, the Company borrowed an additional $250,000 from Global and amended the convertible note to include such amount. As additional consideration, the Company issued Global a warrant for the purchase of 3,333 shares of its common stock at an exercise price of $7.20 per share. Alpine is to receive a finder's fee of $17,500 in connection with the April amendment. The warrants issued to Global and Alpine contain certain antidilution provisions and expire on February 14, 2006. During February 2004, SmartServ paid in full the principal and accrued interest due Global, which was $1,391,504.

Between May and November 2003 the Company sold Units consisting of convertible debentures and warrants to purchase common stock for $3 million in aggregate proceeds. During February 2004, SmartServ completed a private placement of Units of Series A Convertible Preferred Stock, $.01 par value ("Series A"), and warrants for $10 million in aggregate gross proceeds. Pursuant to their terms, the principal and accrued interest on SmartServ's convertible debentures issued in the May through November 2003 transactions, which was approximately $3,122,302, were automatically converted into these Units. Each Unit consisted of one share of Series A initially convertible into ten shares of common stock and one warrant for the purchase of ten shares of common stock. The purchase price per Unit was $15.00. The Series A is described in more detail below under note 6 to the financial statements.

As of March 31, 2004 the amount of the Company's debt obligations were paid in full or converted to Series A as described above.

6.   Equity Transactions

In February 2004, the Company completed the closing of a $10 million private offering of investment Units consisting of shares of Series A and warrants to purchase common stock ("2004 Private Placement"). The private offering consisted of investment Units at the price of $15 per Unit. Each Unit consists of (i) one share of Series A, each of which is initially convertible into 10 shares of common stock, and (ii) one warrant for the purchase of 10 shares of common stock. The Series A receives dividends at the rate of 8% per year payable quarterly in cash or, in our sole discretion, in registered shares of our common stock. The Series A is entitled to a liquidation preference equal to the purchase price per Unit plus accrued and unpaid dividends. The Series A is not redeemable. The warrants have an exercise price of $2.82 per share and expire in February 2007. The Company is obligated to register the common stock upon conversion of the Series A and exercise of the warrants. Holders of the Series A have an optional right to convert to fully paid and non-assessable shares of common stock on a one-for-ten basis (subject to adjustment) at any time prior to the third anniversary date of the final closing date of February 27, 2004 (the "Mandatory Conversion Date"). The Series A will be automatically converted into common stock on a one-for-ten basis (subject to adjustment) upon the earliest of
(i) the Mandatory Conversion Date; or (ii) if, after two years from the date of the final closing date of February 27, 2004, the common stock has a closing sale price of $4.00 or more for twenty (20) consecutive trading days. The Company also completed the closing of an additional $25,000 private offering of these Units to an accredited investor in March 2004, which Units have the same terms as described above other than the expiration date which will be March 2007. The Company has used and expects to use the net proceeds of approximately $8,600,000 from this offering for repayment of outstanding obligations (including

$1,391,500 that was used to repay Global), completion of strategic acquisitions and general working capital.

Pursuant to their terms, the principal and accrued interest on SmartServ's convertible debentures issued in the May through November 2003 transactions, which was approximately $3,122,302, were also automatically converted into the Units issued in the 2004 Private Placement.

Spencer Trask Ventures, Inc. ("Spencer Trask") received warrants to purchase 1,336,666 shares of common stock at $1.50 per share and warrants to purchase 1,336,666 shares of common stock at $2.82 per share as partial compensation for being the placement agent for the 2004 Private Placement.

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

The Company's former Chief Technology Officer, Mario Rossi, was the obligor on a promissory note made in favor of the Company with respect to the purchase of 34,347 shares of Company stock, which were pledged as collateral for the note. In January 2004, as part of his separation agreement, all shares of stock were assigned and transferred to the Company and the outstanding debt of $68,000 was cancelled.

Pursuant to a Restricted Stock Agreement dated December 28, 1998, the Company received a promissory note in the original principal amount of $457,496.86 from Sebastian E. Cassetta, its former Chairman and Chief Executive Officer, for his purchase of restricted shares of common stock. As of March 31, 2004, the balance due of such loan is $187,525, after recording of a valuation allowance in connection with the potential uncollectibility of such loan from Mr. Cassetta

During the quarter ended March 31, 2004, the Company issued 60,000 shares of common stock and a cash payment of $45,000 to a vendor in settlement of the Company's obligation to that vendor. Additionally, the Company issued 91,885 shares of common stock primarily as finders fees related to the Company's recent financings.

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

Accredited investors in the Company's September 2002 Equity Placement hold up to an aggregate of 616,991 shares of common stock, and warrants to purchase up to an aggregate of 249,954 shares of common stock, all subject to registration rights requiring the Company to use its commercially reasonable best efforts to maintain the effectiveness of the Registration Statement covering the shares of common stock and the shares underlying the warrants. The Registration Statement covering these securities is no longer effective.

Obligation to File a Registration Statement:
--------------------------------------------

Global Capital Funding Group, L.P. holds warrants to purchase up to 257,333 shares of common stock, and a convertible note convertible into 189,394 shares of common stock (which was paid off in February, 2004). The Company was required to file a Registration Statement covering all such shares on April 14, 2003 and by agreement with Global is required to include such shares in a Registration Statement. The Company negotiated a cure of the penalty fee, equal to $25,000 for each month that this deficiency remained uncured, by paying off the convertible note in February 2004. The Company filed a Form SB-2 Registration Statement on May 13, 2004 that covered the common stock underlying the Global warrants, but it has not yet been declared effective by the Securities and Exchange Commission (the "SEC").

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

In connection with entering into an Employment Agreement with the Company on March 12, 2004, the Company granted to Robert Pons, the Company's President and Chief Executive Officer, an option to purchase 1,300,000 shares of common stock, which option has an exercise price of $1.50 per share and a term of 10 years. The option provides for 557,141 shares to vest immediately and the remaining 742,859 shares to vest in equal amounts as of the last day of each calendar quarter commencing March 31, 2004. The option will vest immediately upon a Change of Control (as defined in his option agreement) or in the event Mr. Pons is terminated Other Than for Cause or he terminates employment for Good Reason (as each is defined under the Employment Agreement).

In connection with entering into an Employment Agreement with the Company on March 12, 2004, the Company granted to Tim Wenhold, the Company's Executive Vice President and Chief Operating Officer, an option to purchase 700,000 shares of common stock, which option has an exercise price of $1.50 per share and a term of 10 years. The option provides for 300,000 shares to vest immediately and the remaining 400,000 shares to vest in equal amounts as of the last day of each calendar quarter commencing March 31, 2004. The option will vest immediately upon a Change of Control (as defined in his option agreement) or in the event Mr. Wenhold is terminated Other Than for Cause or he terminates employment for Good Reason (as each is defined under the Employment Agreement).

Stock-based compensation for the three months ended March 31, 2004 was for the impact of options granted at less than fair market value on the measurement date and for the three months ended March 31, 2003 consisted primarily of the impact of changes in the market value of the Company's common stock on the value of options to purchase common stock issued to employees and the amortization of deferred costs associated with the prior issuance of warrants to purchase common stock to various consultants.

The following table illustrates the amount of stock-based compensation charges that would have been recorded in the categories of the statement of operations had stock-based compensation not been separately stated therein:

                                              Three Months
                                             Ended March 31,
                                      --------------------------
                                         2004           2003
                                      -----------    -----------
Costs of services                     $  (536,251)   $       396

General and administrative expenses      (995,890)       (28,590)
                                      -----------    -----------

                                      $(1,532,141)   $   (28,194)
                                      ===========    ===========

8.   Earnings Per Share

The following table sets forth the computation of basic and diluted loss per share:

                                                           Three Months
                                                          Ended March 31,
                                                 ---------------------------
                                                    2004            2003
                                                 ------------    -----------
Numerator:
   Net loss applicable to common shareholders    $ (5,514,451)   $(2,355,191)
                                                 ============    ===========

Denominator:
   Weighted average shares - basic and diluted      2,447,453      1,956,468
                                                 ============    ===========

Basic and diluted loss per common share          $      (2.25)   $     (1.20)
                                                 ============    ===========

Outstanding employee stock options and other warrants to purchase an aggregate of 18,769,788 and 1,049,333 shares of common stock at March 31, 2004 and 2003, respectively, were not included in the computations of diluted earnings per share and neither was convertible preferred stock, convertible into 8,764,910 shares of common stock at March 31, 2004, because the Company reported losses for the periods and therefore their inclusion would be antidilutive.

9.   Commitments and Contingencies.

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

On or about February 29, 2000, Commonwealth Associates, L.P. ("Commonwealth") filed a complaint against the Company in the Supreme Court of the State of New York, County of New York. The complaint alleged that in August of 1999, Commonwealth and SmartServ entered into an engagement letter that provided for a nonrefundable fee to Commonwealth of $15,000 payable in cash or common stock at SmartServ's option. The complaint alleged that SmartServ elected to pay the fee in stock and, as a result, Commonwealth sought 2,222 shares of common stock or at least $1,770,000 together with interest and costs. In SmartServ's defense, SmartServ denied that it elected to pay in stock. On March 4, 2003, SmartServ received a favorable decision in this matter after a trial held in the Supreme Court of the State of New York. The decision holds that, consistent with SmartServ's defense, SmartServ is required to pay Commonwealth a retainer fee of only $13,439, plus interest and certain costs. Commonwealth's time to appeal has not yet expired.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results ------ of Operations

This discussion and analysis of our financial condition and results of operations contain certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the factors described in "Certain Factors That May Affect Future Results" and elsewhere in this report.

We design, develop and distribute software and services that enable the delivery to wireless devices of various content, with special emphasis on cell phones. The content that we provide includes premium content such as ringtones, images and games, and dynamic changing content such as horoscopes, lottery results and weather reports. Historically, we have licensed our applications, content and related services to wireless carriers and enterprises. We have revenue sharing license agreements with wireless carriers such as Verizon Wireless, AT&T Wireless, Nextel and ALLTEL Wireless, that allow us to deliver our services and branded content to a wide base of consumer cell phone users. For enterprises, we have in the past offered solutions that deliver financial market data, proprietary internal documents and other useful information to mobile workers, although this no longer comprises a core part of our business or strategy.

We have since our inception earned limited revenues and incurred substantial recurring operating losses, including net losses of $4,600,611 for the three month period ended March 31, 2004, $17,537,775 and $8,037,173 for the years ended December 31, 2003 and 2002, respectively. Additionally, we had an accumulated deficit of $94,997,392 and $90,396,781 at March 31, 2004 and December 31, 2003, respectively.

In February 2004, we completed the closing of a $10 million private offering of investment Units consisting of shares of Series A Convertible Preferred Stock and warrants to purchase common stock ("2004 Private Placement"). We also completed the closing of an additional $25,000 private offering of these Units to an accredited investor in March 2004. We have used and expect to use the net proceeds of approximately $8,600,000 from this offering for repayment of outstanding obligations (including $1,391,500 that was used to repay Global Capital Funding Group, LP), completion of strategic acquisitions and general working capital. We believe we have sufficient working capital for the next twelve months. It is likely we may require additional funds in the long term depending upon the growth of our revenues, our business strategy, the costs of any acquisitions and other factors.

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

To augment our capabilities, we acquired the issued and outstanding common stock of the Colorado based nReach, Inc. on February 28, 2004 in exchange for 500,002 shares of our common stock, provided, if the value of such 500,002 shares immediately prior to June 1, 2004 is less than $900,000, we will issue up to 299,167 additional shares of our common stock with respect to such difference in value. We also agreed to an earnout schedule to pay up to an additional 916,667 shares of our common stock in the event we reach certain revenue targets within five fiscal quarters following the closing of this transaction at the rate of one share of our common stock for every dollar of our revenue in excess of $2,700,000 (the "Earnout Trigger") during such five fiscal quarters. In addition to the liabilities set forth in the financial statements of nReach, we assumed (i) ordinary course liabilities since November 30, 2003, (ii) taxes accrued on earnings since December 31, 2002 which were not yet due and payable as of the closing date,
(iii) expenses incurred to accountants and attorneys in the transaction not to exceed $25,000, and (iv) short term borrowings up to $75,000 due to an nReach shareholder. nReach, Inc., is a wireless content distribution company that offers a broad portfolio of popular mass-market cell phone content, including ringtones, games and on-device images. This company may provide us with access to a large number of consumers through its existing marketing arrangements with large retailers.

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

While we believe that our new marketing strategies, as well as our carrier and enterprise relationships are important to our success, no assurance can be given that we will be able to implement our new marketing strategies or that our carrier and enterprise relationships will be successful in their marketing efforts or that our products and services will be well received in the marketplace. We also expect to perform certain development projects during 2004 to enhance our product offerings, including development of mobile lifestyle BREW and J2ME applications.

On November 24, 2003, we announced that our new trading symbol on the OTC Bulletin Board would be SSRV effective at market opening on November 25, 2003. NASD assigned this new trading symbol in conjunction with our one-for-six reverse stock split, which also took effect on November 25, 2003. Under the reverse stock split, our outstanding shares of common stock prior to the reverse split were exchanged for new shares of common stock at a ratio of one new share for every six pre-split shares. All of our convertible securities, such as convertible debentures, stock options and warrants, were also subject to the reverse split. Our convertible securities are convertible or exercisable, as the case may be, at six times the price for one-sixth the number of shares into which such security was previously convertible or exercisable. All share amounts of common stock and convertible securities reported in this Form 10-QSB are adjusted for the split.

Results of Operations

Quarter Ended March 31, 2004 versus Quarter Ended March 31, 2003

During the quarter ended March 31, 2004, we recorded revenues of $73,711 substantially all of which were earned through our licensing agreement with QUALCOMM. During the quarter ended March 31, 2003, we recorded revenues of $230,987. Of such revenues, $208,100 were earned through our licensing agreement with Salomon Smith Barney. During the quarter ended March 31, 2003, we recognized $168,700 from the amortization of deferred revenues associated with this agreement. We do not anticipate receiving revenues from Salomon Smith Barney in 2004.

During the quarter ended March 31, 2004, we incurred costs of services of $316,866, a decrease of 74% over the quarter ended March 31, 2003. Such costs decreased primarily due to reductions in US personnel, the reduction of computer depreciation and maintenance and the reduction of consulting costs incurred in connection with the development of our systems' architecture and application platform. Components of the costs of service category consist primarily of costs associated with the operations of the nReach, Inc. acquisition ($122,167), information and communication costs ($35,000), personnel costs ($100,525), consulting expenses ($38,000), facilities ($4,799) and travel costs ($8,619). During the quarter ended March 31, 2003, we incurred costs of services of $1,216,831, which consist primarily of information and communication costs
($148,900), personnel costs ($576,500), computer hardware leases, depreciation and maintenance costs ($323,100), facilities ($62,000) and amortization expenses relating to capitalized software.

During the quarter ended March 31, 2004, we incurred sales and marketing expenses of $43,706, a decrease of 84% over the quarter ended March 31, 2003. Such costs decreased primarily due to US personnel reductions, reductions in travel, reductions in advertising and trade shows and reductions in professional fees. Components of the sales and marketing category consist primarily of personnel costs ($25,433), consulting costs ($9,763) and trade show costs ($8,510). During the quarter ended March 31, 2003, we incurred sales and marketing expenses of $276,534, which consist primarily of personnel costs ($205,100), professional fees ($17,800), and travel and lodging ($32,700).

During the quarter ended March 31, 2004, we incurred general and administrative expenses of $650,949, a decrease of 35% over the quarter ended March 31, 2003. Such expenses decreased primarily due to personnel reductions, reductions in professional fees and reductions in facilities costs related to the relocation of our headquarters from Stamford, Connecticut to Plymouth Meeting, Pennsylvania. Components of the general and administrative category consist primarily of personnel costs ($84,740), consulting fees ($247,325), professional fees ($234,554), facilities ($41,880) and insurance ($29,688). During the quarter ended March 31, 2003, we incurred general and administrative expenses of $999,180, which consist primarily of personnel costs ($319,200), professional fees ($331,100), facilities ($121,400), insurance ($96,000) and computer hardware leases, depreciation and maintenance costs ($40,300).

During the quarter ended March 31, 2004, the net noncash charge for stock-based compensation amounted to $1,532,141, compared to a net noncash charge of $28,194 during the quarter ended March 31, 2003. Such noncash costs increased due to the issuance and vesting of employee stock options to management at a price that was less than the fair market value of our common stock on the grant date. Such noncash amounts are primarily related to the valuation of stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). Certain employee stock options are subject to the variable plan requirements of APB No. 25, as they were repriced, and therefore, compensation expense is recognized for changes in the fair value of our common stock. Noncash charges for consulting services for the quarters ended March 31, 2004 and 2003 were $91,641 and $0, respectively, resulting primarily from the issuance of warrants to the Company's former legal counsel as part of his separation agreement and from the amortization of deferred costs associated with the prior issuance of warrants to purchase common stock to financial, legal, marketing and technical consultants.

Interest income for the quarters ended March 31, 2004 and 2003 amounted to $3,221 and $4,532, respectively. Such amounts were earned primarily from our investments in money fund accounts. During the quarters ended March 31, 2004 and 2003, interest and other financing costs were $1,937,081 and $375,886, respectively. During the quarters ended March 31, 2004 and 2003, interest and other financing costs were incurred in connection with the completion, in February 2004, of a $10 million private offering of investment Units in the 2004 Private Placement and, in February 2003, the $20 million line of credit facility with HP and the convertible note issued to Global Capital Funding Group, LP ("Global").

During  the  quarter  ended  March 31,  2003,  we  recorded  a gain of  $305,822 resulting from the partial repayment, in full settlement of the amended promissory note issued to Hewlett-Packard Company.

Basic and diluted loss per share was $2.25 for the quarter ended March 31, 2004 compared to $1.20 per share for the quarter ended March 31, 2003. The loss per share for the quarter ended March 31, 2004 includes an accrued preferred stock dividend of $913,840. The weighted average shares outstanding increased to 2,447,453 at March 31, 2004 from 1,956,468 at March 31, 2003.

Capital Resources and Liquidity

At March 31, 2004 and December 31, 2003, the Company had cash of $6,078,172 and $139,178, respectively. Net cash used in operations was $1,133,428 for the quarter ended March 31, 2004 compared to $1,173,547 during the quarter ended March 31, 2003.

In March 2004, we completed the acquisition of all of the outstanding stock of nReach, Inc., based in Lakewood, Colorado, in exchange for 500,002 shares of our common stock, the assumption and payment of $100,000 of certain obligations of nReach's stockholders and an earn out schedule that may require our payment of up to an additional 916,667 shares of common stock based on certain revenue targets.

In February 2004, we completed the closing of a $10 million private offering of investment Units consisting of shares of Series A Convertible Preferred Stock and warrants to purchase common stock ("2004 Private Placement"). The private offering consisted of investment Units at the price of $15 per Unit. Each Unit consists of (i) one share of Series A convertible preferred stock, $.01 par value, each of which is initially convertible into 10 shares of common stock, and (ii) one warrant for the purchase of 10 shares of common stock. The Series A receives dividends at the rate of 8% per year payable quarterly in cash or, in our sole discretion, in registered shares of our common stock. The warrants have an exercise price of $2.82 per share and expire in February 2007. We also completed the closing of an additional $25,000 private offering of these Units to an accredited investor in March 2004, which Units have the same terms as described above other than the expiration date which will be March 2007. The Series A is entitled to a liquidation preference equal to the purchase price per Unit plus accrued and unpaid dividends. The Series A is not redeemable. Spencer Trask Ventures, Inc. ("Spencer Trask") received compensation as the placement agent for the 2004 Private Placement as described below under the heading "Changes in Securities and Use of Proceeds." We have used and expect to use the net proceeds of approximately $8,600,000 from this offering for repayment of outstanding obligations (including $1,391,500 that was used to repay Global Capital), completion of strategic acquisitions and general working capital. We also anticipated using a significant portion of our working capital to settle our accounts payable, which accounts payable were approximately $1,520,000 and $1,700,000 as of March 31, 2004 and December 31, 2003, respectively.

In February 2004, the convertible notes issued in the May, June, September and November 2003 bridge financings (as described below) were automatically converted into the Units issued in connection with the 2004 Private Placement. The conversion took place at the rate of $15 per Unit. This resulted in the conversion of the aggregate outstanding amount of debt owing from these convertible notes ($3,122,302 - representing principal and accrued interest) into 208,147 Units from the 2004 Private Placement, which in the aggregate consists of 208,147 shares of Series A Convertible Preferred Stock and warrants to purchase 2,081,470 shares of common stock at an exercise price $2.82 per share. These warrants expire in February 2007.

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

The September Transaction required the consent of Global, the holder of $1.25 million of our convertible notes issued in February and April 2003 (as described below), and of 51% or more of the holders of our $1.5 million convertible notes issued in connection with the bridge financings in May and June 2003 (as described below). As an inducement to obtain their consent, such holders received (a) a change in the conversion price of their convertible notes equal to the lowest conversion price of the notes issued in the September financings ($1.896 per share) and (b) an increase in the number of shares purchasable pursuant to the warrant to reflect a full ratchet dilution formula with a decrease in the exercise price of the warrants to the exercise price of the warrants issued in the September financing ($1.50). Such amendment, as it pertains to the holders of convertible notes issued in the May and June 2003 bridge financings, was effective on November 25, 2003, coincident with the effective date of a one-for-six reverse stock split. We recorded a charge in the amount of $4,828,000 as "Other Financing Costs" for the fair value of the consideration granted to these note holders for such consent.

During the quarter ended June 30, 2003, we recorded a valuation allowance of $129,000 in connection with the potential uncollectibility of a loan made to Mr. Mario Rossi, our then Executive Vice President and Chief Technology Officer, for the purchase of our restricted stock. During the quarter ended September 30, 2003, we recorded a partial recovery amounting to $44,500 in connection with such obligation. Mr. Rossi's ability to repay this loan and interest thereon is highly contingent on the market value of his investment in us. While this loan had an original maturity date of December 2003, in his separation agreement in October 2003, the maturity date was extended until April 15, 2004. In January 2004, Mr. Rossi assigned and transferred all of the 34,347 restricted shares of stock to us and we cancelled the non-recourse debt.

In May 2003, in consideration of $358,000, we issued 3.58 Units consisting of convertible notes and warrants to purchase common stock ("May Units") to 8 investors. Each May Unit consisted of a $100,000 convertible note and a warrant to purchase 33,333 shares our common stock. The convertible notes bore interest at 8% per annum, were convertible into our common stock at $4.464 (the average of the closing bid prices of our common stock for the 5 days prior to the closing of the transaction) per share and were to mature on the earlier of November 19, 2003 or the closing of an equity placement of not less than $3 million. The warrants are exercisable at $4.464 per share and expire on May 19, 2006. In June 2003, in consideration of $1,142,000, we issued 11.42 Units ("June Units") to 20 investors. Each June Unit also consisted of a $100,000 convertible note and a warrant to purchase 33,333 shares of our common stock. The convertible notes bore interest at 8% per annum, were convertible into our common stock at $4.764 (the average of the closing bid prices of the our common stock for the 5 days prior to the closing of the transaction) per share and were to mature on the earlier of November 19, 2003 or the closing of an equity placement of not less than $3 million. The warrants are exercisable at $4.764 per share and expire on June 13, 2006. Spencer Trask, Steven B. Rosner and Richard Berland acted as finders for the May and June 2003 transactions. As consideration therefor, the finders received their proportionate share of a (i) cash fee of $150,000, or 10% of the aggregate purchase price of the Units sold,
(ii) warrants to purchase 510,158 shares of our common stock at $1.50 per share, and (iii) 5,555 shares of unregistered common stock per Unit sold. In addition, Spencer Trask received a non-accountable expense allowance of $45,000, or 3% of the aggregate proceeds of all Units sold in the May and June 2003 transactions. Proceeds from the sale of the Units were used for working capital purposes. In November 2003, we, as an inducement to extend the maturity date of the notes to February 19, 2004, offered the note holders a warrant to purchase additional shares of common stock in an amount equal to 25% of the number of shares into which the notes purchased in the Unit are convertible.

During the year ended December 31, 2002, we recorded a valuation allowance of $664,640 in connection with the potential uncollectibility of outstanding loans made to Mr. Sebastian Cassetta, our then Chairman and Chief Executive Officer, which included a loan used by him to purchase our restricted stock and loans in the aggregate original principal amount of $500,000. Additionally, during the quarter ended June 30, 2003, we recorded a valuation allowance of $270,000 in connection with the potential uncollectibility of the loan made to Mr. Cassetta for the purchase of our restricted stock. Mr. Cassetta's ability to repay these loans and interest thereon is highly contingent on the market value of his investment in our common stock. In his separation agreement in October 2003, we extended the maturity date of the loan for the restricted stock until September 2004 and forgave over a three-year term the loans in the aggregate original principal amount of $500,000, plus the accrued interest thereon.

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

In February 2003, we issued a convertible note to Global in consideration for the receipt of $1 million. The note bore interest at the rate of 10% per annum, was secured by our assets, exclusive of its internally developed software products. As additional consideration, we issued Global a warrant for the purchase of 33,333 shares of our common stock at an exercise price of $9.68 per share. Alpine Capital Partners, Inc. ("Alpine") received a finder's fee of $70,000, representing 7% of the aggregate purchase price of the convertible note, and a warrant to purchase 15,167 shares of common stock exercisable at $9.66 per share, expiring on February 14, 2005, in connection with this transaction. In April 2003, we borrowed an additional $250,000 from Global and amended the convertible note to include such amount. As additional consideration, we issued Global a warrant for the purchase of 3,333 shares of our common stock at an exercise price of $7.20 per share. Alpine is to receive a finder's fee of $17,500 in connection with the April amendment. The warrants issued to Global and Alpine contain certain antidilution provisions and expire on February 14, 2006. Proceeds from the notes were used for working capital purposes. In November 2003, in connection with the sale of Units in the November 2003 bridge financing and the sale of Units in the 2004 Private Placement, we required the consent of Global. As an inducement to obtain its consent, we issued Global a warrant to purchase 16,667 shares of common stock at an exercise price of $2.40 per share. During February 2004, the note, as amended, matured and was paid off in full including accrued interest.

In February 2003, we issued 20,590 shares of common stock to 5 vendors in settlement of our obligations, aggregating $164,000, to such vendors.

In January 2003, the Company borrowed $70,000 from Steven B. Rosner that was used for working capital. The debt was evidenced by an unsecured note bearing an interest rate of 12% per annum and was repaid in February 2003.

In September 2002, we issued Units consisting of 647,368 shares of our common stock and warrants to purchase 323,685 shares of common stock, exercisable at $5.10 through September 8, 2007, to 22 accredited investors at a purchase price of $5.4750 per Unit. Gross proceeds from this transaction amounted to $3,544,346. We agreed to pay fees consisting of $249,050, an expense allowance of $25,000, and warrants to purchase 73,008 shares of common stock at an exercise price of $5.10 per share, expiring on September 8, 2007, as compensation to certain individuals and entities that acted as finders. Additionally, we incurred costs and other fees of $28,000 in connection with this transaction. The warrants expire in September 2007 and are not callable by us. Therefore, they cannot be relied upon by the Company as a definite source of capital. The warrant holders may choose to exercise their warrants if the market price of the Company's common stock exceeds the exercise price of the warrant. Between January 1, 2003 through April 2003, warrants issued in September 2002 for the purchase of 73,731 shares of common stock were exercised. Proceeds from such exercises were $376,000.

In June 2002, First Albany Corporation, acting as placement agent for us, completed a private placement of Units at a price of $8.40 per unit consisting of 130,952 shares of common stock and warrants to purchase common stock. The net proceeds of $823,500 from the issuance of these Units were used for general working capital requirements. The investors received warrants, callable under certain conditions, for the purchase of an aggregate of 238,095 shares of common stock at an exercise price of $8.40 per share through the expiration date on June 5, 2007, as well as non-callable warrants for the purchase of an aggregate of 32,738 shares of common stock, subject to antidilution adjustments, upon the occurrence of certain events, at an exercise price of $8.82 per share through June 5, 2007. In August 2002, pursuant to the terms of the callable warrants, we provided the investors with a notice calling such warrants; however, the investors rejected our call as permitted by the warrant. In September 2002, the callable warrants expired unexercised. Between July 2002 and December 2002, non-callable warrants for the purchase of 34,142 shares of common stock were exercised. Proceeds from such exercises were $176,500.

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

Our failure to timely file or keep registration statements effective has affected the registration rights held by certain of our stockholders and warrant holders. At March 31, 2004, we recorded an aggregate of $177,375 for penalties in connection with the aforementioned registration requirements. Such amounts are included in accrued expenses on our balance sheet. We filed a Form SB-2 Registration Statement on May 13, 2004, but it has not yet been declared effective by the Securities and Exchange Commission ("SEC").

The economic downturn in general, and its impact on the telecommunications industry in particular, caused telecommunications service providers to reduce capital spending, personnel and debt, as well as new service introductions. This had resulted in delays in the build-out of high-speed carrier data networks and availability of data-enabled wireless devices, causing the market for our financial data, lifestyle and transaction services to be lackluster. In addition, many financial services firms curtailed new product development to focus on data security and recovery. Consequently, the potential demand for our products and services has been significantly delayed. Such delays have had a very detrimental effect on our operations and have resulted in our inability to implement our business plan and related marketing strategies. Consequently, in 2002 we commenced an effort to realign our infrastructure and related overhead to correlate with reductions in projected revenue. As part of this effort, we closed our UK and Hong Kong sales offices and downsized our domestic operations through staff reductions to a level sufficient to support our projected operations. In both March and May 2003, we reduced our cost structure through the termination of additional personnel. Personnel headcount has been reduced from 66 in May 2002 to the current level of 20 as of March 15, 2004 (including the nReach acquisition completed in March 2004). These efforts have reduced our average monthly operating expenses from approximately $1,090,000 in July 2002 to approximately $370,000 as of March 2004 (including operating expenses of nReach), excluding non-cash stock compensation, depreciation and amortization. The Company anticipates that its monthly operating expenses will increase during 2004 due to the working capital requirements of the business of nReach, as well as related to expansion of marketing and business development efforts for all of the Company's products and services and increased corporate overhead.

We believe we have sufficient working capital for the next twelve months. It is likely we may require additional funds in the long term depending upon the growth of our revenues, our business strategy, the costs of any acquisitions and other factors. Should the Company be unable to raise additional debt or equity financing, it may be forced to seek a merger or cease operations.

Certain Factors That May Affect Future Results
----------------------------------------------

Forward-looking statements in this document and those made from time-to-time by our employees are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve certain known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Certain factors that could cause or contribute to such differences include, and are not limited to: We may not have sufficient working capital in the long term; We have never been profitable and if we do not achieve profitability we may not be able to continue our business; We have significant accounts payable obligations; We may not be able to complete or successfully integrate acquisitions that we seek to pursue, or achieve the desired results of such acquisitions; Only one of our four major customers from 2003 will continue to generate revenues for us in 2004; We plan to pursue new streams of revenue from the resale of prepaid wireless airtime bundled with wireless data content, and revenues from such business may not materialize; We have a new CEO and executive management team; The market for our business is in the development stage and may not achieve the growth we expect; Spencer Trask may be able to affect and exercise some manner of control over us; The market price of our common stock may decrease because we have issued, and will likely continue to issue, a substantial number of securities convertible or exercisable into our common stock; and other risks described in this Quarterly Report on Form 10-QSB, our Annual Report on Form 10-KSB/A for the year ended December 31, 2003 (including the risks described under "Risk Factors") and our other filings with the Securities and Exchange Commission. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. The words "believe," "expect," "anticipate," "intend" and "plan" and similar expressions are often used to identify forward-looking statements. We caution you not to place undue reliance on these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements or to publicly announce the result of any revisions to any of the forward-looking statements in this document to reflect future events or developments.

Item 3. Controls and Procedures
-------

We maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information that is required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Act of 1934, as amended, is accumulated and communicated to management in a timely manner. Our Chief Executive Officer and Chief Financial Officer have evaluated this system of disclosure controls and procedures as of the end of the period covered by this quarterly report, and each believes that the system is operating effectively to ensure appropriate disclosure at a reasonable level of assurance. There have been no changes during the first fiscal quarter in our internal control over financial reporting, to the extent that elements of internal control over financial reporting is subsumed within disclosure controls and procedures, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART 2.  OTHER INFORMATION

Item 1.  Legal Proceedings

In August of 2003, we entered into a Stipulation of Arbitration with Brauning Inc., Mike Silva and Todd Peterson, former consultants to us (collectively, the "Claimants"), pursuant to which we and the Claimants agreed to resolve, in a binding arbitration proceeding, the Claimants' demand for damages resulting from an alleged breach of contract and a failure by us to timely register the shares of common stock underlying certain consulting warrants issued by us to the Claimants. Although we believe that the shares underlying the warrants were timely registered, and that the Claimants demand is without merit, we reached an agreement to settle this matter in order to avoid the uncertainties of litigation. Under the terms of the settlement agreement, dated February 27, 2004, we issued 60,000 shares of our common stock in satisfaction of the claim, and we have paid Claimants $45,000 for certain wireless industry consulting reports. We also granted registration rights to the recipients of such 60,000 shares.

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

In connection with settling a debt owed to our former landlord One Station Place Limited Partnership, in January 2004 we granted them an immediately exercisable warrant to purchase 22,000 shares of common stock at $1.34 per share. The warrant expires in January 2007. This warrant was issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended ("Securities Act").

In connection with leaving our employ and his execution of an Employee Separation Agreement with us, dated February 2, 2003, we granted to Richard Kerschner in February 2004 a warrant to purchase 50,000 shares of our common stock. The warrant has a term of five years, is immediately exercisable, and has an exercise price of $1.65 per share. This warrant was issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act.

In connection with settling a lawsuit brought by Brauning Inc., Mike Silva and Todd Peterson, former consultants to us (collectively, the "Claimants"), we entered into a settlement agreement, dated February 27, 2004, under which we issued 60,000 shares of our common stock as partial consideration for settling the claim. These shares were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act.

In February 2004, we completed the closing of a $10 million private offering of investment Units to approximately 190 accredited investors at the price of $15 per Unit ("2004 Private Placement"). Each Unit consists of (i) one share of Series A convertible preferred stock, $.01 par value, each of which is initially convertible into 10 shares of common stock, and (ii) one warrant for the purchase of 10 shares of common stock. The Series A receives dividends at the rate of 8% per year payable quarterly in cash or, in our sole discretion, in registered shares of our common stock. The Series A is entitled to a liquidation preference equal to the purchase price per Unit plus accrued and unpaid dividends. The Series A is not redeemable. The warrants have an exercise price of $2.82 per share, are immediately exercisable and expire in February 2007. We also completed the closing of an additional $25,000 private offering of these Units to an accredited investor in March 2004, which Units have the same terms as described above other than the expiration date which will be March 2007. These Units, shares of preferred stock and warrants were all issued in reliance upon the exemption from registration provided under the SEC's Rule 506 adopted under the Securities Act.

The rights of the holders of common stock have been limited or qualified by the issuance of the Series A convertible preferred stock. In general, the Series A preferred stock ranks senior to our common stock and senior to any class or series of our capital stock hereafter created, in each case as to payment of dividends, distributions of assets upon liquidation, and our dissolution or winding up, whether voluntary or involuntary. For instance, each outstanding share of Series A preferred stock receives a liquidation preference equal to the aggregate purchase price at which the shares, along with accompanying warrants, were first issued and sold by us in the 2004 Private Placement, plus all accrued and unpaid dividends. Each holder of Series A preferred stock is further entitled to share pro rata in the distribution of any remaining assets with the common stockholders, such distribution to be based on the number of shares of our common stock that would be held if the Series A preferred stock were converted into shares of common stock. Each holder of the Series A preferred stock is also entitled to receive preferential cumulative dividends at the rate of 8% per year on the initial purchase price of the Series A preferred stock, payable quarterly. The holders of our Series A preferred stock are also entitled to notice of any stockholders' meeting and to vote with the common stockholders on all matters submitted to a vote of our stockholders. The Series A preferred stockholders are entitled to the number of votes equal to the number of shares of common stock into which the Series A preferred stock are then convertible. This resulted in an immediate dilution in voting rights of common stockholders. Additionally, the Series A preferred stock is entitled to vote separately on certain matters affecting the Series A preferred stock and as required by law. The Series A preferred stockholders have preemptive rights in general, subject to certain limited exceptions.

Spencer Trask, the placement agent for the 2004 Private Placement, received compensation consisting of (i) a cash fee of $1,002,500, or 10% of the aggregate purchase price of all of the Units acquired for cash, (ii) a non-accountable expense allowance of $300,750, or 3% of the aggregate proceeds of all Units sold for cash in the transaction, and (iii) warrants to purchase a number of shares of common stock equal to 20% of the shares of common stock underlying the securities in the Units sold for cash, constituting in the aggregate warrants to purchase 1,336,666 shares of common stock at $1.50 per share and warrants to purchase 1,336,666 shares of common stock at $2.82 per share. These warrants were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act.

In addition, the convertible notes issued in the May, June, September and November 2003 bridge financings were automatically converted into the Units issued in connection with the 2004 Private Placement. The conversion took place at the rate of $15 per Unit, which is the price at which the Units were sold in the 2004 Private Placement. This resulted in the conversion of the aggregate outstanding amount of debt owing from these convertible notes ($3,122,302 - representing principal and accrued interest) into 208,147 Units from the 2004 Private Placement, which in the aggregate consists of 208,147 shares of Series A convertible preferred stock and warrants to purchase 2,081,470 shares of common stock at an exercise price of $2.82 per share. These warrants are immediately exercisable and expire in February 2007. These Units, shares of preferred stock and warrants to the investors were issued in reliance upon the exemption from registration provided under the SEC's Rule 506 adopted under the Securities Act.

In March 2004, we entered into a consulting agreement with Brockington Securities, Inc., whereby Brockington agreed to render consulting services to us. As partial compensation for such services, we issued a warrant to purchase 100,000 shares of common stock to Brockington, which warrant is convertible at the price of $1.50 per share. This warrant was issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act.

As partial consideration for our acquisition of nReach in March 2004, we issued 500,002 shares of our common stock to the 10 shareholders of nReach, each of whom was either sophisticated or an accredited investor, and may issue more shares if certain contingencies are met. Spenser Trask is owed a fee for this transaction based on the aggregate consideration paid, but these shares have not yet been issued. These shares of common stock were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act.

In March 2004, we amended and restated the December 2002 consulting agreement between Steven B. Rosner and us by extending the term by one year until March 2005. In consideration for this new agreement, we granted Mr. Rosner a warrant to purchase 300,000 shares of common stock at an exercise price of $1.50 per share and Mr. Rosner waived $60,000 in consulting fees that we owed him under the December 2002 consulting agreement. This warrant was issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act.

The following chart describes our repurchases of our common stock during the first quarter ended March 31, 2004.

              SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES
------------------------- --------------------- --------------------- ----------------------- ------------------------
                                                                                            (d) Maximum Number (or
                                                                      (c) Total Number of        Approximate Dollar
                                                                       Shares Purchased as     Value) of Shares that
                                                                         Part of Publicly      May Yet Be Purchased
                          (a) Total Number of    (b) Average Price      Announced Plans or      Under the Plans or
         Period             Shares Purchased       Paid per Share            Programs                Programs
------------------------- --------------------- --------------------- ----------------------- ------------------------
1/1/04 - 1/31/04                34,347 /1/            $1.98 /1/                 0                        0
------------------------- --------------------- --------------------- ----------------------- ------------------------
2/1/04 - 2/29/04                   0                     0                      0                        0
------------------------- --------------------- --------------------- ----------------------- ------------------------
3/1/04 - 3/31/04                   0                     0                      0                        0
------------------------- --------------------- --------------------- ----------------------- ------------------------
Total                            34,347                  --                     0                        0
------------------------- --------------------- --------------------- ----------------------- ------------------------

--------
1 These shares were acquired from Mario Rossi, our former Executive Vice President, Chief Technology Officer and Director, in connection with his retirement and a Separation Agreement between Mr. Rossi and us effective as of October 21, 2003. The shares were issued to Mr. Rossi pursuant to a Restricted Stock Agreement and in exchange for a note in the original principal amount of $152,500 (the "Rossi Note"). The outstanding amount of principal on the Rossi Note ($68,000) was cancelled upon delivery by Mr. Rossi to SmartServ of the 34,347 shares of restricted stock that secured the Rossi Note.

Item 6.     Exhibits and Reports on Form 8-K

(a)  Exhibits:

     2.1 Reorganization and Stock Purchase Agreement dated as of January 29, 2004 by and among nReach, Inc., SmartServ and the shareholders of nReach set forth on Schedule A thereto /1/

     3.1  Amended and Restated Certificate of Incorporation, as amended /2/

     4.1  Form of Warrant for the Investors in the 2004 Private Placement /2/

     4.2 Form of Registration Rights Agreement, dated February 13, 2004, between SmartServ and the Investors in the 2004 Private Placement /2/

     4.3 Specimen Certificate of SmartServ's Series A Convertible Preferred Stock /2/

     4.4 Form of Warrant for Spencer Trask issued pursuant to the 2004 Private Placement /2/

     10.1 Employee  Separation  Agreement,   dated  February  2,  2004,  between
          SmartServ and Richard Kerschner /3/

     10.2 Placement Agency Agreement, dated January 29, 2004, between SmartServ and Spencer Trask in connection with the 2004 Private Placement /2/

     10.3 Employment Agreement dated as of March 12, 2004 between SmartServ and Robert Pons /3/

     10.4 Employment Agreement dated as of March 12, 2004 between SmartServ and Timothy G. Wenhold /3/

     10.5 Option Agreement dated as of March 12, 2004 between SmartServ and Robert Pons /3/

     10.6 Option Agreement dated as of March 12, 2004 between SmartServ and Timothy G. Wenhold /3/

     10.7 Settlement Agreement dated as of February 27, 2004 by and among SmartServ and Michael Silva, Todd Peterson and Brauning Inc. /3/

     10.8 Amended and Restated Consulting Agreement dated as of March 31, 2004 between SmartServ and Steven B. Rosner, as amended /3/

     10.9 Consulting Agreement dated as of March 31, 2004 between SmartServ and Brockington Securities, Inc., as amended /3/

     10.10 Employment Agreement dated as of February 28, 2004 between SmartServ and Michael Stemple /3/

     10.11 Warrant for Richard Kerschner dated as of February 2, 2004 /3/

     31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 +

     31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 +

     32.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 +

     +    Filed herewith.

     1    Filed as an Exhibit to our Form 8-K, dated March 4, 2004.

     2 Filed as an Exhibit to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003 on April 13, 2004.

     3 Filed as an Exhibit to our Registration Statement on Form SB-2 (Registration No. 333-115462) on May 13, 2004.


(b) Reports on Form 8-K

     On January 30, 2004, the Company filed a Form 8-K under Item 5 of such Form. The information related to the Company's press release issued on January 30, 2004 regarding the private placement of certain of its securities.

     On January 30, 2004, the Company filed a Form 8-K under Item 5 of such Form. The information related to the Company's (i) press release issued on January 30, 2004 announcing certain changes in management, and (ii) press release issued January 30, 2004 announcing the signing of stock purchase agreements with nReach, Inc. and Mobile Airwaves, Inc. The Form 8-K also provided a copy of updated risk factors applicable to investments in the Company's securities.

     On March 1, 2004, the Company filed a Form 8-K under Item 5 of such Form. The information related to the Company's press releases issued February 17, 2004 and March 1, 2004 regarding the private placement of certain of its securities.

     On March 4, 2004, the Company filed a Form 8-K under Item 2 of such Form. The information related to the Company's acquisition of all of the stock of nReach, Inc. and the assumption of certain obligations in connection therewith.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        SmartServ Online, Inc.
                                        (Registrant)

                                        By:


Date: May 19, 2004                      /s/  Robert M. Pons
      ------------                      ----------------------------------------
                                        Robert M. Pons
                                        Chief Executive Officer


Date: May 19, 2004                      /s/   Len von Vital
      ------------                      ----------------------------------------
                                        Len von Vital
                                        Chief Financial Officer