Form 10QSB
period 2004-06-30
SMARTSERV ONLINE INC
filed 2004-08-16
CIK 1005698

================================================================================


                    U. S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 2004
                                                 -------------

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
Yes    X    No
    ------    ------

The number of shares of common stock, $.01 par value, outstanding as of June 30, 2004 was 2,870,230.

Transitional Small Business Disclosure Format (check one):
         Yes       No   X
            ------   ------

================================================================================

                             SmartServ Online, Inc.

                                   Form 10-QSB

                                      Index


PART I.   FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

          Consolidated  Balance Sheets - June 30, 2004 (unaudited) and
          December 31, 2003 ...................................................2


          Consolidated  Statements  of Operations - three months ended
          June 30,  2004 and 2003 and six months  ended June 30,  2004 and 2003 (unaudited) ................................................4

          Consolidated  Statement of Changes in  Stockholders'  Equity
          (Deficiency) - six months ended June 30, 2004 (unaudited) ...........5

          Consolidated  Statements  of Cash Flows - three months ended
          June 30,  2004 and 2003 and six months  ended June 30,  2004 and 2003 (unaudited).................................................6


          Notes to Unaudited Consolidated Financial Statements.................7

Item 2.   Management's  Discussion and Analysis of Financial Condition
          and Results of Operations...........................................18

Item 3    Controls and Procedures.............................................25


PART II.  OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds...........................26

Item 6.   Exhibits and Reports on Form 8-K....................................27

          Signatures.......................................................28-31

                             SmartServ Online, Inc.

                           Consolidated Balance Sheets



                                      June 30,   December 31,
                                       2004          2003
                                     ----------   ----------
                                    (Unaudited)
Assets
Current assets

   Cash                              $4,526,790   $  139,178
   Accounts receivable                  100,079      103,230
   Accrued interest receivable               --       47,004
   Prepaid compensation                      --      133,127
   Prepaid expenses                      85,229       86,798
   Deferred financing costs                  --      322,192
                                     ----------   ----------
Total current assets                  4,712,098      831,529
                                     ----------   ----------

Property and equipment, net             102,762           --

Other assets
   Goodwill and intangible assets     1,814,889           --
   Security deposits                     18,237        5,156

                                     ----------   ----------
Total Assets                         $6,647,986   $  836,685
                                     ==========   ==========


See accompanying notes

                        SmartServ Online, Inc.

                      Consolidated Balance Sheets

                                                                  June 30,      December 31,
                                                                   2004           2003
                                                                ------------    ------------
                                                                (Unaudited)
Liabilities and Stockholders' Equity (Deficiency)
Current liabilities
   Current portion of notes payable                             $     32,973    $         --
   Accounts payable                                                1,296,274       1,702,768
   Accrued liabilities                                               967,659         928,393
   Accrued salaries                                                   15,565          78,133
   Accrued interest payable                                               --         218,848
                                                                ------------    ------------
Total current liabilities                                          2,312,471       2,928,142
                                                                ------------    ------------

Deferred revenues                                                         --          37,500

Notes payable                                                         33,952       3,340,430

Commitments and Contingencies

Stockholders' Equity (Deficiency)
Convertible Preferred stock - $0.01 par value
   Authorized - 1,000,000 shares
   Issued and outstanding - 876,491 shares as of June 30,
     2004, aggregate liquidation preference of
     $13,584,888 and $0 as of December 31, 2003, respectively      1,591,008              --
Common stock - $.01 par value
   Authorized - 40,000,000 shares
   Issued - 2,904,577; outstanding - 2,870,230 shares at
      June 30, 2004 and 2,261,300 shares at December 31, 2003         29,046          22,613
Additional paid-in capital                                        99,201,111      85,160,306
Notes receivable from former officers                               (187,525)       (255,525)
Unearned compensation                                               (650,893)             --
Accumulated deficit                                              (95,613,184)    (90,396,781)
                                                                ------------    ------------
                                                                   4,369,563      (5,469,387)
Treasury stock, 34,347 shares at cost                                (68,000)             --
                                                                ------------    ------------
Total stockholders' equity (deficiency)                            4,301,563      (5,469,387)
                                                                ------------    ------------

Total Liabilities and Stockholders' Equity (Deficiency)         $  6,647,986    $    836,685
                                                                ============    ============

See accompanying notes.

                             SmartServ Online, Inc.

                      Consolidated Statements of Operations
                                   (Unaudited)

                                                           Three Months                 Six Months
                                                          Ended June 30                Ended June 30
                                                  --------------------------    --------------------------
                                                     2004           2003           2004           2003
                                                  -----------    -----------    -----------    -----------
Revenues                                          $   114,004    $   238,028    $   187,715    $   469,015
                                                  -----------    -----------    -----------    -----------

Costs and expenses:
   Costs of services                                 (674,729)    (2,574,543)      (981,595)    (3,791,374)
   Sales and marketing expenses                       (98,514)      (103,496)      (142,220)      (380,030)
   General and administrative expenses               (704,185)    (1,360,913)    (1,365,134     (2,360,093)
   Stock-based compensation                           893,034        (73,750)      (639,107)      (101,944)
                                                  -----------    -----------    -----------    -----------

   Total costs and expenses                          (584,394)    (4,112,702)    (3,128,056)    (6,633,441)
                                                  -----------    -----------    -----------    -----------

Loss from operations                                 (470,390)    (3,874,674)    (2,940,341)    (6,164,426)
                                                  -----------    -----------    -----------    -----------

Other income (expense):
   Interest income                                      9,546          4,360         12,767          8,892
   Interest expense and other financing costs        (154,948)      (873,510)    (2,092,029)    (1,249,396)
   Legal settlement                                        --             --       (196,800)            --
   Gain from extinguishment of debt                        --             --             --        305,822
   Insurance recovery                                      --        374,000             --        374,000
   Foreign exchange gains (losses)                         --            (43)            --             50
                                                  -----------    -----------    -----------    -----------
                                                     (145,402)      (495,193)    (2,276,062)      (560,632)

                                                  -----------    -----------    -----------    -----------

Net loss                                          $  (615,792)   $(4,369,867)   $(5,216,403)   $(6,725,058)
                                                  ===========    ===========    ===========    ===========

Preferred stock dividend accrued                   (1,102,254)            --     (2,016,094)            --

                                                  -----------    -----------    -----------    -----------
Net loss applicable to common shareholders        $(1,718,046)   $(4,369,867)   $(7,232,497)   $(6,725,058)
                                                  ===========    ===========    ===========    ===========

Basic and diluted loss per share                  $     (0.60)   $     (2.18)   $     (2.72)   $     (3.40)
                                                  ===========    ===========    ===========    ===========

Weighted average shares outstanding - basic and
   diluted                                          2,870,230      2,000,243      2,658,889      1,978,476
                                                  ===========    ===========    ===========    ===========

See accompanying notes

                             SmartServ Online, Inc.
     Consolidated Statement of Changes in Stockholders' Equity (Deficiency)
                         Six Months Ended June 30, 2004
                                   (Unaudited)


                                              Common Stock            Preferred Stock
                                                                                 Series A      Notes Receivable
                                                                                 Preferred      from Former            Additional
                                         Shares       Par Value     Shares         Stock          Officers          Paid-in Capital
                                         ------       ---------     ------         -----          --------          ---------------
Balances at December 31, 2003          2,261,300      $22,613          --     $       --      $(255,525)          $85,160,306

Issuance of common stock to acquire      500,002        5,000          --             --             --             1,635,007
  nReach, Inc.

Issuance of common stock related to       83,275          833          --             --             --               688,319
  financing

Issuance of common stock to vendor        60,000          600          --             --             --               196,200
   to satisfy debt

Issuance of warrants as compensation          --           --          --             --             --               447,859
  for services

Issuance of warrants related to               --           --          --             --             --             1,849,697
  financing

Issuance of warrants to vendor to             --           --          --             --             --                26,299
  satisfy debt

Employee stock                                --           --          --             --             --             1,290,000
  compensation

Amortization of unearned                      --           --          --             --             --                    --
  compensation

Treasury  stock shares returned in            --           --          --             --         68,000                    --
  settlement of note receivable from
  former officer

Beneficial conversion option on               --           --          --             --             --             9,914,268
  convertible Preferred Stock

Series A Preferred Stock                      --           --     876,491      1,591,008             --                 9,250

Accretion of dividends on Series A            --           --          --             --             --            (1,578,508)
  Preferred Stock

Dividends accrued on Preferred Stock          --           --          --             --             --              (437,586)

Net loss for the period                       --           --          --             --             --                    --

                                       ---------      -------     -------     ----------      ---------           -----------
Balances at June 30, 2004              2,904,577      $29,046     876,491     $1,591,008      $(187,525)          $99,201,111
                                       =========      =======     =======     ==========      =========           ===========

                                                               Unearned        Accumulated
                                           Treasury Stock     Compensation        Deficit
                                           --------------     ------------        -------
Balances at December 31, 2003             $     --           $      --        $(90,396,781)

Issuance of common stock to acquire             --                  --                  --
  nReach, Inc.

Issuance of common stock related to             --                  --                  --
  financing

Issuance of common stock to vendor              --                  --                  --
   to satisfy debt

Issuance of warrants as compensation            --                  --                  --
  for services

Issuance of warrants related to                 --                  --                  --
  financing

Issuance of warrants to vendor to               --                  --                  --
  satisfy debt

Employee stock                                  --            (775,715)                 --
  compensation

Amortization of unearned                        --             124,822                  --
  compensation

Treasury  stock shares returned in         (68,000)                 --                  --
  settlement of note receivable from
  former officer

Beneficial conversion option on                 --                  --                  --
  convertible Preferred Stock

Series A Preferred Stock                        --                  --                  --

Accretion of dividends on Series A              --                  --                  --
  Preferred Stock

Dividends accrued on Preferred Stock            --                  --                  --

Net loss for the period                         --                  --          (5,216,403)

                                          --------           ---------        ------------
Balances at June 30, 2004                 $(68,000)          $(650,893)       $(95,613,184)
                                          ========           =========        ============


See accompanying notes.

                             SmartServ Online, Inc.

                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                               Three Months                    Six Months
                                                              Ended June 30                   Ended June 30
                                                        --------------------------    --------------------------
                                                            2004          2003           2004            2003
                                                        -----------    -----------    -----------    -----------
Operating Activities
Net loss                                                $  (615,792)   $(4,369,867)   $(5,216,403)   $(6,725,058)
Adjustments to reconcile net loss to net cash
 used for operating activities:
    Gain from extinguishment of debt                             --             --             --       (305,822)
    Depreciation and amortization                                --      1,997,858             --      2,462,445
    Noncash compensation costs                              120,862         73,750        761,280        101,944
    Noncash consulting services                             356,218             --        447,859             --
    Noncash payments to vendors                               3,730             --        223,099             --
    Amortization of deferred compensation                  (893,034)            --        639,107             --
    Amortization of deferred revenues                            --       (165,567)            --       (334,261)
    Amortization of deferred financing costs                     --        745,987      1,231,772      1,093,701
    Provision for losses on loans to former officers             --        399,022             --        399,022
    Changes in operating assets and liabilities
       Accounts receivable                                   10,732         74,787         14,213         (9,767)
       Accrued interest receivable                            3,221         (3,600)        47,004          6,107
       Prepaid expenses                                     (61,253)      (114,585)         4,512        (22,579)
       Prepaid compensation                                  44,378             --        133,127             --
       Accounts payable and accrued liabilities            (490,192)        74,689       (924,749)       706,479
       Deferred revenues                                    (33,333)        80,000        (37,500)       218,000
       Security deposit                                          --          9,243        (11,212)        37,959
                                                        -----------    -----------    -----------    -----------
    Net cash used for operating activities               (1,554,463)    (1,198,283)    (2,687,891)    (2,371,830)
                                                        -----------    -----------    -----------    -----------

Investing Activities
Purchase of equipment                                       (73,094)            --        (91,193)            --
Purchase of nReach, Inc.                                    (12,500)            --       (100,000)            --
                                                        -----------    -----------    -----------    -----------
    Net cash used for investing activities                  (85,594)            --       (191,193)            --
                                                        -----------    -----------    -----------    -----------
Financing Activities
Proceeds from the issuance of series A convertible
  preferred stock and warrants - net                         21,750             --      8,591,275             --
Proceeds from the issuance of notes and warrants                 --      1,537,500             --      2,537,500
Proceeds from the issuance of common stock                       --         50,007             --        385,544
Repayment of notes payable and accrued interest                  --             --     (1,391,504)      (295,000)
Notes payable                                                66,925             --         66,925             --
                                                        -----------    -----------    -----------    -----------
    Net cash provided by financing activities                88,675      1,587,507      7,266,696      2,628,044
                                                        -----------    -----------    -----------    -----------
(Decrease) increase in cash                              (1,551,382)       389,224      4,387,612        256,214
Cash - beginning of period                                6,078,172         21,749        139,178        154,759
                                                        -----------    -----------    -----------    -----------

Cash - end of period                                    $ 4,526,790    $   410,973    $ 4,526,790    $   410,973
                                                        ===========    ===========    ===========    ===========

See accompanying notes.

                             SmartServ Online, Inc.

              Notes to Unaudited Consolidated Financial Statements

                                  June 30, 2004


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


To augment our capabilities, we acquired Colorado based nReach, Inc. on February 28, 2004 in exchange for 500,002 shares of our common stock, provided, if the value of such 500,002 shares immediately prior to June 1, 2004 were less than $900,000, we would issue up to 299,167 additional shares of our common stock with respect to such difference in value. That was not the case at June 1, 2004 and no additional shares were issued. We also agreed to an earnout schedule to pay up to an additional 916,667 shares of our common stock in the event we reach certain revenue targets within five fiscal quarters following the closing of this transaction at the rate of one share of our common stock for every dollar of our revenue in excess of $2,700,000 (the "Earnout Trigger") during such five fiscal quarters. In addition to the liabilities set forth in the financial statements of nReach, we assumed (i) ordinary course liabilities since November 30, 2003, (ii) taxes accrued on earnings since December 31, 2002 which were not yet due and payable as of the closing date, (iii) expenses incurred to accountants and attorneys in the transaction not to exceed $25,000, and (iv) short term borrowings up to $75,000 due to an nReach shareholder. nReach is a wireless content distribution company that offers a broad portfolio of popular mass-market cell phone content, including ringtones, games, and on-device images both direct to the consumer and through wireless carriers. This company may provide us with access to a large number of consumers through its existing marketing arrangements with large retailers.


The Company has since its inception earned limited revenues and incurred substantial recurring operating losses, including net losses of $5,216,403 for the six month period ended June 30, 2004 and $17,537,775 and $8,037,173 for the years ended December 31, 2003 and December 31, 2002, respectively. Additionally, the Company had an accumulated deficit of $95,613,184 and $90,396,781 at June 30, 2004 and December 31, 2003, respectively.

The Company began in 2002 and continued during 2003 to reduce its cost structure through the termination of personnel and the relocation of its headquarters to Plymouth Meeting, Pennsylvania. Personnel headcount was reduced from 66 in May 2002 to the level of 17 as of June 30, 2004 (including nReach employees). These efforts have reduced the Company's average monthly operating expenses from approximately $1,090,000 in July 2002 to approximately $370,000 as of June 2004 (including operating expenses of nReach), excluding noncash stock compensation, depreciation and amortization. The Company anticipates that its monthly operating expenses will increase during 2004 due to the working capital requirements of the business of nReach, as well as related to expansion of marketing and business development efforts for all of the Company's products and services and increased corporate overhead.

In February 2004, the Company received $10 million in gross proceeds from its private placement of Units consisting of shares of Series A Convertible Preferred Stock and warrants to purchase common stock. The Company has used and expects to use the net proceeds of approximately $8,600,000 from this offering for repayment of outstanding obligations, completion of strategic acquisitions and general working capital. In particular, the Company anticipates using a significant portion of its working capital to settle its accounts payable, which accounts payable were approximately $1,300,000 and $1,700,000 as of June 30, 2004 and December 31, 2003, respectively.

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

In connection with engaging a vendor to provide investor relation services, in May 2004 we entered into an agreement to grant a warrant to purchase 50,000 shares of common stock at $2.15 per share. The warrant expires in May of 2006. This warrant is valued at $107,657 and is considered a non-cash transaction for the purposes of the Statement of Cash Flows.

In connection with Alpine Capital's claim for a finder's fee in connection with the April 2003 amendment related to bridge financing, Alpine received a warrant in July to purchase 40,000 shares of common stock at $1.50 per share expiring July 8, 2009. This warrant is valued at $72,128 and is considered a non-cash transaction for the purposes of the Statement of Cash Flows.

In connection with payment to a vendor to provide recruiting services in June 2004 we entered into an agreement to grant a warrant to purchase 5,000 shares of common stock at $3.10 per share. The warrant expires in May of 2006. This warrant is valued at $7,377 and is considered a non-cash transaction for the purposes of the Statement of Cash Flows.

In connection consulting services to be provided by Shai Stern, M. Ezzat Jalled and E. Alan Scheik III, we entered into consulting agreements dated June 2004 for warrants to purchase 25,000, 100,000 and 10,000 shares of common stock at $1.50, $1.50 and $2.50 per share, respectively and expiring in May 2006. These warrants are valued at $45,080, $180,321 and $15,782, respectively and are considered non-cash transactions for the purposes of the Statement of Cash Flows.

In connection with settling a debt with a law firm, in April 2004 we granted a warrant to purchase 1,820 shares of common stock at $3.15 per share. The warrant expires in April of 2006. This warrant is valued at $3,730 and is considered a non-cash transaction for the purposes of the Statement of Cash Flows.

During the quarter ended June 30, 2004, the Company issued 83,275 shares of common stock amounting to $275,006 to Spencer Trask and Richard Berland as finders fees for the recent financings. The issuance of shares of common stock is considered a non-cash transaction for the purposes of the Statement of Cash Flows.

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

Interest, debt origination and other financing costs paid during the three month periods ended June 30, 2004 and 2003 were $1,536 and $100 and for the six months periods ended June 30, 2004 and 2003 were $1,536 and $70,100, respectively.

Concentration of Credit Risk
----------------------------
Financial instruments that potentially subject SmartServ to concentrations of credit risk consist solely of accounts receivable. At June 30, 2004 and December 31, 2003, accounts receivable consist principally of amounts due from major telecommunications carriers, as well as a financial services company. The Company performs periodic credit evaluations of its customers and, if applicable, provides for credit losses in the financial statements. As of June 30, 2004 and December 31, 2003 the Company did not have a reserve for doubtful accounts.

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

Advertising Costs
-----------------
Advertising costs are expensed as incurred and were approximately $-0- and $6,000 during the six month periods ended June 30, 2004 and 2003, respectively.



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

The Company adopted the disclosure provisions of SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, which amends SFAS No. 123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation, which was originally provided under SFAS No. 123. SFAS No. 148 also improves the timeliness of disclosures by requiring the information to be included in interim as well as annual financial statements. The adoption of these disclosure provisions had no impact on the Company's 2003 or first and second quarter of 2004 consolidated results of operations, financial position or cash flows.

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

SmartServ's pro forma information is as follows:


                                          Three Months                   Six Months
                                          Ended June 30                 Ended June 30
                                   --------------------------    --------------------------
                                      2004            2003           2004           2003
                                   -----------    -----------    -----------    -----------
Net loss as reported               $  (615,792)   $(4,369,867)   $(5,216,403)   $(6,725,058)

Employee stock-based
  compcompensation included in
  net loss                            (893,034)            --        639,107          1,323

Employee stock-based
  compcompensation pursuant to
  SFAS 123/SFAS 148                   (445,531)      (670,659)      (610,316)    (1,588,153)
                                   -----------    -----------    -----------    -----------


Pro forma net loss                 $(1,954,357)   $(5,040,526)   $(5,187,612)   $(8,311,888)

                                   ===========    ===========    ===========    ===========

Basic and diluted loss per share   $     (0.60)   $     (2.18)   $     (2.72)   $     (3.40)
                                   ===========    ===========    ===========    ===========
Pro forma basic and diluted
  loss per share                   $     (0.68)   $     (2.52)   $     (1.95)   $     (4.20)
                                   ===========    ===========    ===========    ===========


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

3.   Property and Equipment

Property and equipment consist of the following:

                                          June 30,     December 31,
                                            2004          2003
                                        -----------    -----------
       Data processing equipment        $ 4,594,526    $ 4,594,526
       Office furniture and equipment       427,142        397,474
       Display equipment                    144,429         71,335
       Leasehold improvements                69,852         69,852
                                        -----------    -----------
                                          5,235,949      5,133,187
       Impairment of capital assets        (843,768)      (843,768)
       Accumulated depreciation          (4,289,419)    (4,289,419)
                                        -----------    -----------
                                        $   102,762    $        --
                                        ===========    ===========

4.   Note Receivable From Former Officers

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

5.   Notes Payable

In February 2003, the Company issued a convertible note to Global Capital Funding Group, LP ("Global") in consideration for the receipt of $1 million. The note bore interest at the rate of 10% per annum, and was secured by the Company's assets, exclusive of its internally developed software products. The note matured on February 14, 2004, contained certain antidilution provisions, and was convertible into shares of SmartServ common stock at $6.60 per share. As additional consideration, the Company issued Global a warrant for the purchase of 33,333 shares of its common stock at an exercise price of $9.66 per share. The warrant issued to Global contains certain antidilution provisions and expires on February 14, 2006. The note and the warrant have been recorded in accordance with APB No. 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants". The warrant has been valued in accordance with the Black-Scholes pricing methodology and is netted against the outstanding obligation in the financial statements. Such amount is being amortized into operations as interest expense and other financing costs over the life of the obligation. Alpine Capital Partners, Inc. ("Alpine") received a finder's fee of $70,000, representing 7% of the aggregate purchase price of the convertible note and a warrant to purchase 15,167 shares of common stock exercisable at $9.66 per share in connection with this transaction. These warrants have been valued in accordance with SFAS No. 123 and the Black-Scholes pricing methodology and recorded in the financial statements as deferred compensation costs. This amount is being amortized into operations on a straight-line basis over the life of the obligation. Also in connection with the 10% convertible notes, the Company has recorded a non-cash charge for other financing costs of $304,772 representing a portion of the intrinsic value of the beneficial conversion feature of the notes. Emerging Issues Task Force ("EITF") Issue No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" ("Issue No. 98-5") as more fully described in EITF Issue No. 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments", defines the beneficial conversion feature as the non-detachable conversion feature that is "in-the-money" at the date of issuance. Issue No. 98-5 requires the recognition of the intrinsic value of the conversion feature as the difference between the conversion price and the fair value of the common stock into which the notes are convertible. During the quarter ending June 30, 2003, the Company recorded a non-cash charge of $101,600 representing the amortization of the remainder of such beneficial conversion feature. In April 2003, the Company borrowed an additional $250,000 from Global and amended the convertible note to include such amount. As additional consideration, the Company issued Global a warrant for the purchase of 3,333 shares of its common stock at an exercise price of $7.20 per share. In settlement of Alpine's claim for a finder's fee in connection with the April 2003 amendment, during July 2004 Alpine received a warrant to purchase 40,000 shares of common stock at $1.50 per share expiring July 8, 2009. In November 2003, as an inducement to obtain Global's consent to the sale of Units in the November 2003 transaction and the 2004 private placement, the Company issued Global a warrant to purchase 16,667 shares of common stock at an exercise price of $2.40 per share. On February 13, 2004, SmartServ paid in full the principal and accrued interest due under the Global note, which was $1,391,504.

Between May and November 2003 the Company sold Units consisting of convertible debentures and warrants to purchase common stock for $3 million in aggregate proceeds. During February 2004, SmartServ completed a private placement of Units, which Units consisted of Series A Convertible Preferred Stock, $.01 par value ("Series A") and warrants to purchase common stock for $10 million in aggregate gross proceeds. Pursuant to their terms, the principal and accrued interest on SmartServ's convertible debentures issued in the May through
November 2003 transactions, which was approximately $3,122,302, were automatically converted into these Units. Each Unit consisted of one share of Series A initially convertible into ten shares of common stock and one warrant for the purchase of ten shares of common stock. The purchase price per Unit was $15.00. The Series A is described in more detail below under note 6 to the financial statements.

As of December 31, 2003 the amount of the Company's debt obligations were $4,250,010 and the unamortized discount amounted to $909,580.

As of March 31, 2004 the amount of the Company's debt obligations were paid in full or converted to Series A as described above.

During the quarter ended June 30, 2004, the Company entered into a note payable to finance kiosk equipment in the amount of $70,000. The note bears interest at a rate of five percent per annum and has a two year term.

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

SmartServ acquired all of the stock of nReach, Inc. on February 28, 2004 in exchange for 500,002 shares of its common stock; provided, if the value of such 500,002 shares immediately prior to June 1, 2004 is less than $900,000,
SmartServ will issue up to 299,167 additional shares of its common stock with respect to such difference in value. The value of such 500,002 shares was in excess of $900,000 immediately prior to June 1, 2004 and, therefore, SmartServ will not issue any additional shares of its common stock. The nReach shareholders may also earn up to 916,667 shares of our common stock in the event SmartServ reaches certain revenue targets within five fiscal quarters following the closing of this transaction at the rate of one share of common stock for every one dollar of SmartServ revenue in excess of $2,700,000 (the "Earnout Trigger") during such five fiscal quarters.

Pursuant to a Restricted Stock Agreement dated December 28, 1998, the Company received a promissory note in the original principal amount of $457,497 from Sebastian E. Cassetta, its former Chairman and Chief Executive Officer, for his purchase of restricted shares of common stock. As of June 30, 2004, the balance due of such loan is $187,525, after recording of a valuation allowance in connection with the potential uncollectibility of such loan from Mr. Cassetta

During the quarter ended March 31, 2004, the Company issued 60,000 shares of common stock and a cash payment of $45,000 to a vendor in settlement of the Company's obligation to that vendor

During the quarter ended June 30, 2004, the Company issued 83,275 shares of common stock amounting to $275,006 to Spencer Trask and Richard Berland as finders fees for the recent financings.

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

Obligation to File a Registration Statement:
--------------------------------------------

Global Capital Funding Group, L.P. holds warrants to purchase up to 257,333 shares of common stock, and a convertible note convertible into 189,394 shares of common stock (which was paid off in February, 2004). The Company was required to file a Registration Statement covering all such shares on April 14, 2003 and by agreement with Global is required to include such shares in a Registration Statement. The Company negotiated a cure of the penalty fee, equal to $25,000 for each month that this deficiency remained uncured, by paying off the convertible note in February 2004. The Company filed a Form SB-2 Registration Statement on May 13, 2004 that covered the common stock underlying the Global warrants which Registration Statement was not yet been declared effective by the SEC.

7.   Stock-based Compensation

In connection with the grant of certain stock options, warrants and other compensation arrangements, the Company has recorded charges and credits to earnings that are noncash in nature. Certain of these stock option grants are subject to the variable plan requirements of APB No. 25 that require the Company to record compensation expense for changes in the fair value of its common stock.

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

In connection with entering into an Employment Agreement with the Company on March 12, 2004, the Company granted to Tim Wenhold, the Company's Executive Vice President and Chief Operating Officer, an option to purchase 700,000 shares of common stock, which option has an exercise price of $1.50 per share and a term of 10 years. The option provides for 300,000 shares to vest immediately and the remaining 400,000 shares to vest in equal amounts as of the last day of each calendar quarter commencing March 31, 2004. The option will vest immediately upon a Change of Control (as defined in his option agreement) or in the event Mr. Wenhold is terminated Other Than for Cause or he terminates employment for Good Reason (as each is defined under the Employment Agreement)

In April 2004, the Company granted to Len von Vital, Matthew Stecker and Daniel Wainfan, the Company's Chief Financial Officer, Chief Technology Officer and Vice President of Marketing, respectively, each an option to purchase 300,000, 150,000 and 100,000 shares of common stock, respectively, which options have an exercise prices of $3.75, $1.50 and $3.25 respectively, per share and a term of 10 years. The options vest in equal amounts as of the last day of each calendar quarter commencing June 30, 2004. The options will vest immediately upon a Change of Control (as defined in their option agreements).

Stock-based compensation for the three months and six months ended June 30, 2004 was for the impact of options granted at less than fair market value on the measurement date and for the three months and six months ended June 30, 2003 consisted primarily of the impact of changes in the market value of the Company's common stock on the value of options to purchase common stock issued to employees and the amortization of deferred costs associated with the prior issuance of warrants to purchase common stock to various consultants.

The following table illustrates the amount of stock-based compensation charges that would have been recorded in the categories of the statement of operations had stock-based compensation not been separately stated therein:

                                           Three Months              Six Months
                                           Ended June 30             Ended June 30
                                      ----------------------    ----------------------
                                         2004          2003        2004        2003
                                      ---------    ---------    ---------    ---------
Costs of services                     $ 305,250    $      --    $(231,001)   $     396

General and administrative expenses     587,784      (73,750)    (408,106)    (102,340)
                                      ---------    ---------    ---------    ---------
                                      $ 893,034    $ (73,750)   $(639,107)   $(101,944)
                                      =========    =========    =========    =========

8.   Earnings Per Share

The following table sets forth the computation of basic and diluted loss per share:

                                                           Three Months                       Six Months
                                                           Ended June 30                      Ended June 30
                                                 --------------------------------    ------------------------------
                                                       2004             2003            2004               2003
                                                 ---------------    -------------    ---------------    -----------
Numerator:
   Net loss                                      $    (1,718,046)   $  (4,369,867)   $    (7,232,497)   $(6,725,058)
                                                 ===============    =============    ===============    ===========

Denominator:
   Weighted average shares - basic and diluted         2,870,230        2,000,243          2,658,889      1,978,476
                                                 ===============    =============    ===============    ===========

Basic and diluted loss per common share          $         (0.60)   $       (2.18)   $         (2.72)   $     (3.40)
                                                 ===============    =============    ===============    ===========

Outstanding stock options and warrants to purchase an aggregate of 19,071,531 and 2,194,933 shares of common stock at June 30, 2004 and 2003, respectively, were not included in the computations of diluted earnings per share because the Company reported losses for the periods and, therefore their inclusion would be antidilutive.

9.   Commitments and Contingencies

On or about March 22, 2004, Jenkens & Gilchrist Parker Chapin, LLP, SmartServ's former legal counsel, filed a complaint against SmantServ in the Supreme Court of the State of New York, County of New York. The complaint seeks payment of unpaid invoices for legal services in the amount of $599,244. While the Company intends to vigorously defend such lawsuit, an unfavorable outcome could have a material adverse effect on the Company's financial condition, results of operation and cash flows.

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

We have since our inception earned limited revenues and incurred substantial recurring operating losses, including net losses of $5,216,403 for the six month period ended June 30, 2004, and $17,537,775 and $8,037,173 for the years ended December 31, 2003 and 2002, respectively. Additionally, we had an accumulated deficit of $95,613,184 and $90,396,781 at June 30, 2004 and December 31, 2003,
respectively.

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

To augment our capabilities, we acquired the issued and outstanding common stock of the Colorado based nReach, Inc. on February 28, 2004 in exchange for 500,002 shares of our common stock. We also agreed to an earnout schedule to pay up to an additional 916,667 shares of our common stock in the event we reach certain revenue targets within five fiscal quarters following the closing of this transaction at the rate of one share of our common stock for every dollar of our revenue in excess of $2,700,000 (the "Earnout Trigger") during such five fiscal quarters. nReach, Inc., is a wireless content distribution company that offers a broad portfolio of popular mass-market cell phone content, including ringtones, games and on-device images. This company may provide us with access to a large number of consumers through its existing marketing arrangements with large retailers.

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

As of June 30, 2004, SmartServ employed 17 people, all of whom were employed in the United States. All were full-time employees.

Results of Operations

Quarter ended June 30, 2004 versus Quarter ended June 30, 2003
During the quarter ended June 30, 2004, we recorded revenues of $114,004, substantially all of which were earned through our licensing agreement with QUALCOMM. During the quarter ended June 30, 2003, we recorded revenues of $238,028. Of such 2003 revenues, $46,000 were earned through our licensing agreement with wireless telecommunications carriers, $79,800 were earned through our licensing agreement with Salomon Smith Barney and $108,000 were earned under a one-time purchase order from Wireless Retail, Inc. During the quarters ended June 30, 2004 and 2003, we recognized $33,333 and $53,400, respectively, from the amortization of deferred revenues.

During the quarter ended June 30, 2004, we incurred costs of services of $674,729, a decrease of 74% over the $2,574,543 incurred during the quarter ended June 30, 2003. Such costs decreased primarily due to reductions in US personnel, the reduction of computer depreciation and maintenance and the reduction of consulting costs incurred in connection with the development of our systems' architecture and application platform. Components of the costs of service category consist primarily of information and communication costs ($157,969), personnel costs ($334,570), consulting expenses ($131,936), facilities ($4,268) and travel costs ($14,474). Costs associated with the operations of nReach, that are included in the categories listed above, were $339,090 for the quarter ended June 30, 2004. During the quarter ended June 30, 2003, we incurred costs of services of $2,574,543. Components of the costs of service category consist primarily of information and communication costs ($119,900), personnel costs ($445,800), computer hardware leases, depreciation and maintenance costs ($270,200), facilities ($62,800) and amortization expenses relating to capitalized software development costs ($91,900).

During the quarter ended June 30, 2004, we incurred sales and marketing expenses of $98,514, a decrease of 5% over the quarter ended June 30, 2003. Such costs decreased primarily due to US personnel reductions. Components of the sales and marketing category consist primarily of personnel costs ($44,528), consulting costs ($5,793) trade show costs ($14,033) and public relations costs ($34,160). During the quarter ended June 30, 2003, we incurred sales and marketing expenses of $103,496. Components of the sales and marketing category consist primarily of personnel costs ($96,400).

During the quarter ended June 30, 2004, we incurred general and administrative expenses of $704,185, a decrease of 48% over the quarter ended June 30, 2003. Such expenses decreased primarily due to personnel reductions, reductions in professional fees and reductions in facilities costs related to the relocation of our headquarters from Stamford, Connecticut to Plymouth Meeting, Pennsylvania. Components of the general and administrative category consist primarily of personnel costs ($182,316), consulting costs ($388,674), professional fees ($268,987), facilities ($19,197) and insurance ($23,983). These costs were partially offset by discounts negotiated with vendors to settle outstanding accounts payable amounting to $285,682. During the quarter ended June 30, 2003, we incurred general and administrative expenses of $1,360,913. Components of the general and administrative category consist primarily of personnel costs ($353,000), professional fees ($302,200), facilities (122,800), insurance ($33,000) and computer hardware leases, depreciation and maintenance costs ($35,900).

During the quarter ended June 30 2004, the net noncash credit for stock-based compensation amounted to $893,034, compared to a net noncash charge of $73,750 during the quarter ended June 30, 2003. Such noncash costs decreased due to the vesting of employee stock options to management at a price that was less than the fair market value of our common stock on the grant date. Such noncash amounts are primarily related to the valuation of stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). Certain employee stock options are subject to the variable plan requirements of APB No. 25, as they were repriced, and therefore, compensation expense is recognized for changes in the fair value of our common stock. Noncash charges for consulting services for the quarters ended June 30, 2004 and 2003 were $356,218 and $-0-, respectively, resulting primarily from the issuance of warrants to purchase common stock to financial, marketing and investor relations consultants. During the quarter ended June 30, 2003, noncash charges for consulting services were $73,350, resulting primarily from the amortization of deferred costs associated with the prior issuance of warrants to purchase common stock to various financial, marketing and technical consultants. The value of substantially all of such common stock purchase warrants has been recorded in accordance with the Black-Scholes pricing methodology.

Interest income for the quarters ended June 30, 2004 and 2003 amounted to $9,546 and $4,360 respectively. Such amounts were earned primarily from our investments in money fund accounts. During the quarters ended June 30, 2004 and 2003, interest and other financing costs were $154,948 and $873,510 respectively. During the quarters ended June 30, 2004 and 2003, interest and other financing costs were incurred in connection with the completion, in February 2004, of a $10 million private offering of investment Units in the 2004 Private Placement and other financing costs were incurred in connection with the convertible notes issued in May and June 2003.

During the quarter ended June 30, 2003, the Company recorded an insurance recovery of $374,000 for legal costs incurred in connection with a favorable trial decision in the matter of Michael Fishman v. SmartServ Online, Inc. et al.

Basic and diluted loss per share was $0.60 for the quarter ended June 30, 2004 compared to $2.18 loss per share for the quarter ended June 30, 2003. The loss per share for the quarter ended June 30, 2004 includes an accrued preferred stock dividend of $1,102,254. The weighted average shares outstanding increased to 2,870,230 at June 30, 2004 from 2,000,243 at June 30, 2003.



Six Months ended June 30, 2004 versus Six Months ended June 30, 2003

During the six months ended June 30, 2004 and 2003, we recorded revenues of $187,715 and $469,015 respectively. Of such 2004 revenues, substantially all were earned through our licensing agreement with QUALCOMM Of such 2003 revenues, $65,300 were earned through our licensing agreement with wireless telecommunications carriers, $288,500 were earned through our licensing agreement with Salomon Smith Barney and $108,000 were earned through our licensing agreement with Wireless Retail, Inc. During the quarters ended June 30, 2004 and 2003, we recognized $33,333 and $222,100, respectively, from the amortization of deferred revenues.

During the six months ended June 30, 2004, we incurred costs of services of $981,595, a decrease of 74% over the six months ended June 30, 2003. Such costs decreased primarily due to reductions in US personnel, the reduction of computer depreciation and maintenance and the reduction of consulting costs incurred in connection with the development of our systems' architecture and application platform. Components of the costs of service category consist primarily of costs associated with information and communication costs ($249,820), personnel costs ($482,392), consulting expenses ($184,998) and facilities ($10,603). Costs associated with the operations of nReach, that are included in the categories listed above, were $461,257 for the four months since the acquisition within the six months ended June 30, 2004. During the six months ended June 30, 2003, we incurred costs of services of $3,791,374. Such costs include a charge ($129,000) in connection with the potential uncollectibility of a loan to a former officer and an impairment loss ($1,440,600) recorded to adjust the value of the Company's property and equipment and capitalized software costs to net realizable value, offset by personnel reductions and the reduction of computer hardware leases, depreciation and maintenance costs. Other components of the costs of service category during the six months ended June 30, 2003 consist primarily of information and communication costs ($268,900), personnel costs ($1,022,300), computer hardware leases, depreciation and maintenance costs
($593,300), facilities ($124,800) and amortization expenses relating to capitalized software development costs ($183,800).

During the six months ended June 30, 2004, we incurred sales and marketing expenses of $142,220, a decrease of 63% over the six months ended June 30, 2003. Such costs decreased primarily due to US personnel reductions, reductions in travel and reductions in advertising and trade shows. Components of the sales and marketing category consist primarily of personnel costs ($69,960), consulting costs ($15,556) and public relations costs ($34,160). During the six months ended June 30, 2003, we incurred sales and marketing expenses of $380,030. Components of the costs of the sales and marketing category consist primarily for personnel costs ($301,600), advertising and trade shows ($9,200), consulting fees ($17,800) and travel and lodging ($33,300).

During the six months ended June 30, 2004, we incurred general and administrative expenses of $1,365,134, a decrease of 42% over the six months ended June 30, 2003. Such expenses decreased primarily due to personnel reductions, reductions in professional fees and reductions in facilities costs related to the relocation of our headquarters from Stamford, Connecticut to
Plymouth Meeting, Pennsylvania. Components of the general and administrative category consist primarily of personnel costs ($267,057), consulting fees ($753,903), professional fees ($418,186), facilities ($38,508) and insurance ($53,671). During the six months ended June 30, 2003, we incurred general and administrative expenses of $2,360,093. Such costs include a charge ($270,000) in connection with the potential uncollectibility of a loan to a former officer and an impairment loss ($108,000) recorded to adjust the value of the Company's property and equipment to net realizable value, offset by personnel reductions and the reduction of insurance costs. Other components of the costs of the general and administrative category during the six months ended June 30, 2003 consist primarily for personnel costs ($672,200), professional fees ($613,300), facilities ($244,200), insurance ($129,000), computer hardware leases, depreciation and maintenance costs ($76,200), and communications costs ($25,900).

During the six months ended June 30, 2004, the net noncash charge for stock-based compensation amounted to $639,107 compared to a net noncash charge of $101,944 during the six months ended June 30, 2003. Such noncash costs increased due to the issuance and vesting of employee stock options to management at a price that was less than the fair market value of our common stock on the grant date. Such noncash amounts are primarily related to the valuation of stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). Certain employee stock options are subject to the variable plan requirements of APB No. 25, as they were repriced, and therefore, compensation expense is recognized for changes in the fair value of our common stock. Noncash charges for consulting services for the six months ended June 30, 2004 and 2003 were $447,859 and $103,000, respectively, resulting primarily from the issuance of warrants to purchase common stock to financial, marketing and investor relations consultants, from the issuance of warrants to the Company's former legal counsel as part of his separation agreement and from the amortization of deferred costs associated with the prior issuance of warrants to purchase common stock to financial, legal, marketing and technical consultants. The value of substantially all of such common stock purchase warrants has been recorded in accordance with the Black-Scholes pricing methodology.

Interest income for the six months ended June 30, 2004 and 2003 amounted to $12,767 and $8,892, respectively. Such amounts were earned primarily from our investments in money fund accounts. During the six months ended June 30, 2004 and 2003, interest and other financing costs were $2,092,029 and $1,249,396, respectively. During the six months ended June 30, 2004 and 2003, interest and other financing costs were incurred in connection with the completion, in February 2004, of a $10 million private offering of investment Units in the 2004 Private Placement and in connection with the convertible notes issued in February, May and June 2003 and the $20 million line of credit facility with Hewlett Packard.

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

Basic and diluted loss per share was $2.72 for the six months ended June 30, 2004 compared to $3.40 loss per share for the six months ended June 30, 2003. The weighted average shares outstanding increased to 2,658,889 at June 30, 2004 from 1,978,476 at June 30, 2003.

Capital Resources and Liquidity

At June 30, 2004 and December 31, 2003, the Company had cash of $4,526,790 and $139,178, respectively. Net cash used in operations was $2,687,891 for the six months ended June 30, 2004 compared to $2,371,830 during the six months ended June 30, 2003. The primary reason for this increase was the Company's reduction of its accounts payables through negotiated settlements with vendors.

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

In February 2004, we completed the closing of a $10 million private offering of investment Units consisting of shares of Series A Convertible Preferred Stock and warrants to purchase common stock ("2004 Private Placement"). The private offering consisted of investment Units at the price of $15 per Unit. Each Unit consists of (i) one share of Series A convertible preferred stock, $.01 par value, each of which is initially convertible into 10 shares of common stock, and (ii) one warrant for the purchase of 10 shares of common stock. The Series A receives dividends at the rate of 8% per year payable quarterly in cash or, in our sole discretion, in registered shares of our common stock. The warrants have an exercise price of $2.82 per share and expire in February 2007. We also completed the closing of an additional $25,000 private offering of these Units to an accredited investor in March 2004, which Units have the same terms as described above other than the expiration date which will be March 2007. The Series A is entitled to a liquidation preference equal to the purchase price per Unit plus accrued and unpaid dividends. The Series A is not redeemable. Spencer Trask, the placement agent for the 2004 Private Placement, received compensation consisting of (i) a cash fee of $1,002,500, or 10% of the aggregate purchase price of all of the Units acquired for cash, (ii) a non-accountable expense allowance of $300,750, or 3% of the aggregate proceeds of all Units sold for cash in the transaction, and (iii) warrants to purchase a number of shares of common stock equal to 20% of the shares of common stock underlying the securities in the Units sold for cash, constituting in the aggregate warrants to purchase 1,336,666 shares of common stock at $1.50 per share and warrants to purchase 1,336,666 shares of common stock at $2.82 per share. These warrants were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act. We have used and expect to use the net proceeds of approximately $8,600,000 from this offering for repayment of outstanding obligations (including $1,391,500 that was used to repay Global Capital Funding Group, LP), completion of strategic acquisitions and general working capital. We also anticipated using a significant portion of our working capital to settle our accounts payable, which accounts payable were approximately $1,300,000 and $1,700,000 as of June 30, 2004 and December 31, 2003, respectively.

In February 2004, the convertible notes issued in our May, June, September and November 2003 bridge financings were automatically converted into the Units issued in connection with the 2004 Private Placement. The conversion took place at the rate of $15 per Unit. This resulted in the conversion of the aggregate outstanding amount of debt owing from these convertible notes ($3,122,302 - representing principal and accrued interest) into 208,147 Units from the 2004 Private Placement, which in the aggregate consists of 208,147 shares of Series A Convertible Preferred Stock and warrants to purchase 2,081,470 shares of common stock at an exercise price $2.82 per share. These warrants expire in February 2007.

While the warrants to purchase common stock issued during the year ended December 31, 2003 and six months ended June 30, 2004 represent an additional source of capital, they expire between May 2006 and March 2009 and are not callable by us. Therefore, they cannot be relied upon by us as a definite source of capital. The warrant holders may choose to exercise their warrants if the market price of our common stock exceeds the exercise price of the warrant.

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

Our failure to timely file or keep registration statements effective has affected the registration rights held by certain of our stockholders and warrant holders. As of June 30, 2004, we recorded an aggregate of $202,125 for penalties in connection with the aforementioned registration requirements. Such amounts are included in accrued expenses on our balance sheet. We filed a Form SB-2 Registration Statement on May 13, 2004. It has not yet been declared effective by the Securities and Exchange Commission ("SEC").

The economic downturn in general, and its impact on the telecommunications industry in particular, caused telecommunications service providers to reduce capital spending, personnel and debt, as well as new service introductions. This had resulted in delays in the build-out of high-speed carrier data networks and availability of data-enabled wireless devices, causing the market for our financial data, lifestyle and transaction services to be lackluster. In addition, many financial services firms curtailed new product development to focus on data security and recovery. Consequently, the potential demand for our products and services has been significantly delayed. Such delays have had a very detrimental effect on our operations and have resulted in our inability to implement our business plan and related marketing strategies. Consequently, in 2002 we commenced an effort to realign our infrastructure and related overhead to correlate with reductions in projected revenue. As part of this effort, we closed our UK and Hong Kong sales offices and downsized our domestic operations through staff reductions to a level sufficient to support our projected operations. In both March and May 2003, we reduced our cost structure through the termination of additional personnel. Personnel headcount has been reduced from 66 in May 2002 to the current level of 17 as of June 30, 2004 (including the nReach acquisition completed in March 2004). These efforts have reduced our average monthly operating expenses from approximately $1,090,000 in July 2002 to approximately $370,000 as of June 2004 (including operating expenses of nReach), excluding non-cash stock compensation, depreciation and amortization. The Company anticipates that its monthly operating expenses will increase during 2004 due to the working capital requirements of the business of nReach, as well as related to expansion of marketing and business development efforts for all of the Company's products and services and increased corporate overhead.

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


Item 3.     Controls and Procedures

We maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information that is required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Act of 1934, as amended, is accumulated and communicated to management in a timely manner. Our Chief Executive Officer and Chief Financial Officer have evaluated this system of disclosure controls and procedures as of the end of the period covered by this quarterly report, and each believes that the system is operating effectively to ensure appropriate disclosure at a reasonable level of assurance. There have been no changes during the second fiscal quarter in our internal control over financial reporting, to the extent that elements of internal control over financial reporting is subsumed within disclosure controls and procedures, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION


                             SmartServ Online, Inc.


Item 2.    Changes in Securities and Use of Proceeds

At the time of issuance, each investor or recipient of unregistered securities was either an accredited investor or a sophisticated investor. Each investor had access to SmartServ's most recent Form 10-KSB/A, all quarterly and periodic reports filed subsequent to such Form 10-KSB/A and the Company's most recent proxy materials.

In connection with settling a debt with a law firm, in April 2004 we granted a warrant to purchase 1,820 shares of common stock at $3.15 per share. The warrant expires in April of 2006. This warrant was issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

In connection with engaging a vendor to provide investor relation services, in May 2004 we entered into an agreement to grant a warrant to purchase 50,000 shares of common stock at $2.15 per share. The warrant expires in May of 2006. This warrant was issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

In connection with Alpine Capital's claim for a finder's fee in connection with the April 2003 amendment related to bridge financing, Alpine received a warrant in July to purchase 40,000 shares of common stock at $1.50 per share expiring July 8, 2009. This warrant was issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

In connection with payment to a vendor to provide recruiting services in June 2004 we entered into an agreement to grant a warrant to purchase 5,000 shares of common stock at $3.10 per share. The warrant expires in May of 2006. This warrant was issued in reliance upon the exemption from registration provided by
Section 4(2) of the Securities Act of 1933, as amended.

In connection consulting services to be provided by Shai Stern, M. Ezzat Jalled and E. Alan Scheik III we entered into consulting agreements dated June 2004 for warrants to purchase 25,000, 100,000 and 10,000 shares of common stock at $1.50, $1.50 and $2.50 per share , respectively and expiring in May 2006. This warrant was issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

Item 6.     Exhibits and Reports on Form 8-K

(a)  Exhibits:

10.1 Option Agreement dated as of April 9, 2004 between SmartServ and Len von Vital+
10.2 Option Agreement dated as of April 15, 2004 between SmartServ and Matthew Stecker+
10.3 Option Agreement dated as of April 26, 2004 between SmartServ and Daniel Wainfan+
10.4   Non-Employee Director Compensation Plan+
10.5 Consulting Agreement dated as of June 1, 2004 between SmartServ and M. Ezzat Jalled/1/
31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002+
31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002+
32.1   Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+

+      Filed herewith.

1 Filed as an Exhibit to Amendment No. 1 to our Registration Statement on Form SB-2 (Registration Statement No. 333-115462) on July 27, 2004

(b)  Reports on Form 8-K

On April 16, 2004, the Company filed a Form 8-K under Items 5 and 12 of such Form. The information related to the Company's press release issued on April 14, 2004 regarding the financial results for the quarter and year ended December 31, 2003 and the expiration of the stock purchase agreement with Mobile Airwaves, Inc.

On May 4, 2004, the Company filed a Form 8-K/A, Amendment No. 1 under Item 2 of such Form. The information related to the acquisition on February 28 2004 of all of the stock of nReach, Inc. which was previously reported on a Form 8-K filed by the Company on March 4, 2004, and the assumption of certain of nReach's obligations by the Company and the obligation of the Company to issue additional shares of the Company's common stock under certain circumstances.

On May 20, 2004, the Company filed a Form 8-K under 12 of such Form. The information related to the Company's press release issued on May 20, 2004 regarding its unaudited financial results for the first quarter ended March 31, 2004.

                             SmartServ Online, Inc.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        SmartServ Online, Inc.
                                        (Registrant)

                                        By:


Date: August 16, 2004                   /s/ Robert M. Pons
      ---------------                   ----------------------------------------
                                        Robert M. Pons
                                        Chief Executive Officer


Date: August 16, 2004                   /s/ Len von Vital
      ---------------                   ----------------------------------------
                                        Len von Vital
                                        Chief Financial Officer