Form 10QSB
period 2004-09-30
SMARTSERV ONLINE INC
filed 2004-11-15
CIK 1005698

================================================================================

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

      [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes [X]    No [ ]

The number of shares of common stock, $.01 par value, outstanding as of November 1, 2004 was 3,547,005.

Transitional Small Business Disclosure Format (check one):
      Yes [ ]    No [X]

                             SmartServ Online, Inc.

                                   Form 10-QSB

                                      Index



PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets - September 30, 2004 (unaudited)
         and December 31, 2003................................................2

         Consolidated Statements of Operations - three months ended
         September 30, 2004 and 2003 and nine months ended September 30,
         2004 and
         2003(unaudited)......................................................4

         Consolidated Statement of Changes in Stockholders' Equity
         (Deficiency) - nine months ended September 30, 2004
         (unaudited)..........................................................5

         Consolidated Statements of Cash Flows - three months ended
         September 30, 2004 and 2003 and nine months ended
         September 30, 2004 and 2003(unaudited)...............................6

         Notes to Unaudited Consolidated Financial Statements.................7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations............................................20

Item 3   Controls and Procedures..............................................28


PART II. OTHER INFORMATION

Item 1   Litigation...........................................................29

Item 2.  Changes in Securities and Use of Proceeds............................29

Item 3   Defaults Upon Senior Securities......................................29

Item 6.  Exhibits ............................................................30

         Signatures .......................................................31-34

                             SmartServ Online, Inc.

                           Consolidated Balance Sheets


                                                    September 30,   December 31,
                                                        2004            2003
                                                    ------------    ------------
                                                    (Unaudited)
Assets
Current assets
   Cash                                             $  3,225,295    $    139,178
   Accounts receivable                                   105,821         103,230
   Accrued interest receivable                                --          47,004
   Prepaid compensation                                       --         133,127
   Prepaid expenses                                       66,914          86,798
   Deferred financing costs                                   --         322,192
                                                    ------------    ------------
Total current assets                                   3,398,030         831,529
                                                    ------------    ------------

Property and equipment, net                               97,008              --

Other assets
   Goodwill and intangible assets                      1,814,889              --
   Security deposits                                      18,237           5,156
                                                    ------------    ------------
Total Assets                                        $  5,328,164    $    836,685
                                                    ============    ============


See accompanying notes

                             SmartServ Online, Inc.

                           Consolidated Balance Sheets


                                                                         September 30,   December 31,
                                                                             2004            2003
                                                                         ------------    ------------
                                                                         (Unaudited)
Liabilities and Stockholders' Equity (Deficiency)
Current liabilities
   Current portion of notes payable                                      $     24,133    $         --
   Accounts payable                                                         1,277,580       1,702,768
   Accrued liabilities                                                      1,606,447         928,393
   Accrued salaries                                                            15,565          78,133
   Accrued interest payable                                                        --         218,848
                                                                         ------------    ------------
Total current liabilities                                                   2,923,725       2,928,142
                                                                         ------------    ------------

Deferred revenues                                                                  --          37,500

Notes payable                                                                  34,687       3,340,430

Commitments and Contingencies

Stockholders' Equity (Deficiency)
Convertible Preferred stock - $0.01 par value
   Authorized - 1,000,000 shares
   Issued and outstanding - 876,491 shares, aggregate liquidation           2,440,267              --
preference of $13,849,995 and $0 as of September 30, 2004
and December 31, 2003, respectively
Common stock - $.01 par value
   Authorized - 40,000,000 shares
   Issued - 3,581,352; outstanding - 3,547,005 shares at September 30,
      2004 and 2,261,300 shares at December 31, 2003                           35,814          22,613
Additional paid-in capital                                                 96,790,924      85,160,306
Notes receivable from former officers                                              --        (255,525)
Accumulated deficit                                                       (96,733,600)    (90,396,781)
                                                                         ------------    ------------
                                                                            2,533,405      (5,469,387)
Treasury stock, 129,053 shares at cost                                       (163,653)             --
                                                                         ------------    ------------
Total stockholders' equity (deficiency)                                     2,369,752      (5,469,387)
                                                                         ------------    ------------

Total Liabilities and Stockholders' Equity (Deficiency)                  $  5,328,164    $    836,685
                                                                         ============    ============

See accompanying notes.

                             SmartServ Online, Inc.

                      Consolidated Statements of Operations
                                   (Unaudited)


                                                          Three Months                    Nine Months
                                                       Ended September 30              Ended September 30
                                                  ----------------------------    ----------------------------
                                                      2004            2003            2004            2003
                                                  ------------    ------------    ------------    ------------
Revenues                                          $     80,474    $    145,130    $    268,189    $    614,145
                                                  ------------    ------------    ------------    ------------
Costs and expenses:
   Costs of services                                  (644,762)       (289,055)     (1,626,357)     (4,080,429)
   Sales and marketing expenses                       (156,705)        (23,543)       (298,925)       (403,573)
   General and administrative expenses                (506,308)       (715,353)     (1,871,442)     (3,075,446)
   Stock-based compensation                            639,107        (229,124)             --        (331,068)
                                                  ------------    ------------    ------------    ------------

   Total costs and expenses                           (668,668)     (1,257,075)     (3,796,724)     (7,890,516)
                                                  ------------    ------------    ------------    ------------

Loss from operations                                  (588,194)     (1,111,945)     (3,528,535)     (7,276,371)
                                                  ------------    ------------    ------------    ------------

Other income (expense):
   Interest income                                       6,520           2,709          19,287          11,601
   Interest expense and other financing costs         (538,742)     (6,531,633)     (2,630,771)     (7,781,029)
   Legal settlement                                         --              --        (196,800)             --
   Gain from extinguishment of debt                         --              --              --         305,822
   Insurance recovery                                       --              --              --         374,000
   Foreign exchange gains (losses)                          --              --              --              50
                                                  ------------    ------------    ------------    ------------
                                                      (532,222)     (6,528,924)     (2,808,284)     (7,089,556)

Net loss                                          $ (1,120,416)   $ (7,640,869)   $ (6,336,819)   $(14,365,927)
                                                  ============    ============    ============    ============

Preferred stock dividend accrued                    (1,114,366)             --      (3,130,460)             --
                                                  ------------    ------------    ------------    ------------

Net loss applicable to common shareholders        $ (2,234,782)   $ (7,640,869)   $ (9,467,279)   $(14,365,927)
                                                  ============    ============    ============    ============

Basic and diluted loss per share                  $      (0.74)   $      (3.69)   $      (3.41)   $      (7.15)
                                                  ============    ============    ============    ============

Weighted average shares outstanding - basic and
   diluted                                           3,002,167       2,072,440       2,773,669       2,010,142
                                                  ============    ============    ============    ============


See accompanying notes

                             SmartServ Online, Inc.
     Consolidated Statement of Changes in Stockholders' Equity (Deficiency)
                      Nine Months Ended September 30, 2004
                                   (Unaudited)

                                               Common Stock                Preferred Stock
                                                                                                      Notes
                                                                                      Series A      Receivable       Additional
                                                                                      Preferred     from Former        Paid-in
                                           Shares      Par Value           Shares       Stock         Officers         Capital
                                        ----------------------------------------------------------------------------------------

Balances at December 31, 2003             2,261,300   $     22,613             --    $         --   $   (255,525)   $ 85,160,306

Issuance of common stock to acquire         500,002          5,000             --              --             --       1,635,007
  nReach, Inc.

Issuance of common stock related to          92,720            927             --              --             --         689,172
  financing

Issuance of common stock to vendor           60,000            600             --              --             --         196,200
   to satisfy debt

Issuance of warrants as compensation             --             --             --              --             --         447,859
  for services

Issuance of warrants related to                  --             --             --              --             --       1,849,697
  financing

Issuance of warrants to vendor to                --             --             --              --             --          26,299
  satisfy debt

Issuance of common stock pursuant to        667,330          6,674                                                        (6,674)
an antidilution provision of a May
2000 stock purchase agreement

Treasury  stock shares returned in               --             --             --              --        163,653              --
  settlement of note receivable from
  former officers
Allowance for uncollectibliity of                                                                         91,872              --
  loan to former officer
Beneficial conversion option on                  --             --             --              --             --       9,914,268
  convertible Preferred Stock

Series A Preferred Stock                         --             --        876,491       2,440,267             --           9,250

Accretion of dividends on Series A               --             --             --              --             --      (2,427,767)
  Preferred Stock

Dividends accrued on Preferred Stock             --             --             --              --             --        (702,693)

Net loss for the period                          --             --             --              --             --              --

                                       ------------   ------------   ------------    ------------   ------------    ------------
Balances at September 30, 2004            3,581,352   $     35,814        876,491    $  2,440,267           $-0-    $ 96,790,924
                                       ============   ============   ============    ============   ============    ============


                                         Treasury      Accumulated
                                           Stock          Deficit
-------------------------------------------------------------------
Balances at December 31, 2003          $         --    $(90,396,781)

Issuance of common stock to acquire              --              --
  nReach, Inc.

Issuance of common stock related to              --              --
  financing

Issuance of common stock to vendor               --              --
   to satisfy debt

Issuance of warrants as compensation             --              --
  for services

Issuance of warrants related to                  --              --
  financing

Issuance of warrants to vendor to                --              --
  satisfy debt

Issuance of common stock pursuant to
an antidilution provision of a May
2000 stock purchase agreement

Treasury  stock shares returned in         (163,653)             --
  settlement of note receivable from
  former officers
Allowance for uncollectibliity of
  loan to former officer
Beneficial conversion option on                  --              --
  convertible Preferred Stock

Series A Preferred Stock                         --              --

Accretion of dividends on Series A               --              --
  Preferred Stock

Dividends accrued on Preferred Stock             --              --

Net loss for the period                          --      (6,336,819)

                                       ------------    ------------
Balances at September 30, 2004         $   (163,653)   $(96,733,600)
                                       ============    ============


See accompanying notes.

                             SmartServ Online, Inc.

                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                            Three Months                     Nine Months
                                                          Ended September 30              Ended September 30
                                                     ----------------------------    ----------------------------
                                                         2004            2003            2004            2003
                                                     ------------    ------------    ------------    ------------
Operating Activities
Net loss                                             $ (1,120,416)   $ (7,640,869)   $ (6,336,819)   $(14,365,927)
Adjustments to reconcile net loss to net cash used
for operating activities:
    Gain from extinguishment of debt                           --              --              --        (305,822)
    Depreciation and amortization                          31,907              --          31,907       2,462,445
    Noncash compensation costs                                 --         229,124         761,280         331,068
    Noncash consulting services                                --              --         447,859              --
    Noncash payments to vendors                                --              --         223,099              --
    Amortization of deferred compensation                (639,107)             --              --              --
    Amortization of deferred revenues                          --         (57,567)             --        (391,828)
    Amortization of deferred financing costs                   --       6,297,577       1,231,772       7,391,278
    Provision for losses on loans to former officers       91,872         (44,551)         91,872         354,471
    Changes in operating assets and liabilities
       Accounts receivable                                 (5,742)        (29,984)          8,471         (39,751)
       Accrued interest receivable                             --          (2,453)         47,004           3,654
       Prepaid expenses                                    18,315          54,982          22,827          32,403
           Prepaid compensation                                --              --         133,127              --
       Accounts payable and accrued liabilities           355,934         431,757        (568,815)      1,138,236
       Deferred revenues                                       --          30,000         (37,500)        248,000
       Security deposit                                        --          75,374         (11,212)        113,333
                                                     ------------    ------------    ------------    ------------
    Net cash used for operating activities             (1,267,237)       (656,610)     (3,955,128)     (3,028,440)
                                                     ------------    ------------    ------------    ------------

Investing Activities
Purchase of equipment                                     (26,153)             --        (117,346)             --
Purchase of nReach, Inc.                                       --              --        (100,000)             --
                                                     ------------    ------------    ------------    ------------
    Net cash used for investing activities                (26,153)             --        (217,346)             --
                                                     ------------    ------------    ------------    ------------

Financing Activities
Proceeds from the issuance of series A convertible
  preferred stock and warrants - net                           --              --       8,591,275              --
Proceeds from the issuance of notes and warrants               --         522,000              --       3,059,500
Proceeds from the issuance of common stock                     --              --              --         385,544
Repayment of notes payable and accrued interest                --              --      (1,391,504)       (295,000)
Notes payable                                              (8,105)             --          58,820              --
                                                     ------------    ------------    ------------    ------------
    Net cash provided by financing activities              (8,105)        522,000       7,258,591       3,150,044
                                                     ------------    ------------    ------------    ------------

(Decrease) increase in cash                            (1,301,495)       (134,610)      3,086,117         121,604
Cash - beginning of period                              4,526,790         410,973         139,178         154,759
                                                     ------------    ------------    ------------    ------------

Cash - end of period                                 $  3,225,295    $    276,363    $  3,225,295    $    276,363
                                                     ============    ============    ============    ============

See accompanying notes.

                             SmartServ Online, Inc.

              Notes to Unaudited Consolidated Financial Statements

                               September 30, 2004


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

To augment our capabilities, we acquired Colorado based nReach, Inc. on February 28, 2004 in exchange for 500,002 shares of our common stock, provided, if the value of such 500,002 shares immediately prior to June 1, 2004 were less than $900,000, we would issue up to 299,167 additional shares of our common stock with respect to such difference in value. The value at such time was greater than $900,000 and no additional shares were issued. We also agreed to an earnout schedule to pay up to an additional 916,667 shares of our common stock in the event we reach certain revenue targets within five fiscal quarters following the closing of this transaction at the rate of one share of our common stock for every dollar of our revenue in excess of $2,700,000 (the "Earnout Trigger") during such five fiscal quarters. In addition to the liabilities set forth in the financial statements of nReach, we assumed (i) ordinary course liabilities since November 30, 2003, (ii) taxes accrued on earnings since December 31, 2002 which were not yet due and payable as of the closing date, (iii) expenses incurred to accountants and attorneys in the transaction not to exceed $25,000, and (iv) short term borrowings up to $75,000 due to an nReach shareholder. nReach is a wireless content distribution company that offers a broad portfolio of popular mass-market cell phone content, including ringtones, games, and on-device images both direct to the consumer and through wireless carriers.

During July 2004, we signed a non-binding letter of intent to acquire KPCCD, Inc., a New York City-based distributor of international prepaid calling cards. Founded in 1998, KPCCD distributes international prepaid calling cards through a network of hundreds of retail outlets along the East Coast. We believe that the acquisition of KPCCD will expand our existing distribution network for our wireless products, services and mobile content. Based on unaudited financial information provided by KPCCD, the acquisition of KPCCD is expected to add as much as approximately $2 million in monthly revenue. We have not completed financial, accounting and legal due diligence with respect to KPCCD and its financial results and operations. We plan to conduct our review and investigation prior to closing of this transaction. The closing of this transaction is subject to customary closing conditions for these types of transactions, including: (i) negotiation and execution of a definitive purchase agreement, (ii) our satisfaction with the results of our due diligence investigation of KPCCD, and (iii) execution of employment agreements with key individuals in KPCCD. There can be no assurance we will agree with KPCCD and its key individuals on the terms and conditions of the purchase agreement and employment agreements or that we will be satisfied with our due diligence investigation of KPCCD.

We signed an agreement with Sprint during November, 2004 allowing us to purchase cellular airtime on Sprint's national wireless network, which cellular airtime we plan to resell to wireless customers. The agreement has a term of five years. This will allow us to enter the prepaid wireless marketplace, including the offer of prepaid wireless plans, and to bundle such plans with content such as ring tones, images and games. We expect that revenues will commence during the first quarter of 2005 from such reselling.

The Company has since its inception earned limited revenues and incurred substantial recurring operating losses, including net losses of $6,336,819 for the nine month period ended September 30, 2004 and $17,537,775 and $8,037,173 for the years ended December 31, 2003 and December 31, 2002, respectively. Additionally, the Company had an accumulated deficit of $96,733,600 and $90,396,781 at September 30, 2004 and December 31, 2003, respectively.

The Company began in 2002 and continued during 2003 to reduce its cost structure through the termination of personnel and the relocation of its headquarters to Plymouth Meeting, Pennsylvania. Personnel headcount was reduced from 66 in May 2002 to the level of 15 as of September 30, 2004. These efforts have reduced the Company's average monthly operating expenses from approximately $1,090,000 in July 2002 to approximately $433,000 as of September 2004, excluding noncash stock compensation, depreciation and amortization.. Monthly operating expenses increased to approximately $433,000 as of September 2004 from approximately $370,000 per month earlier in the year due to the working capital requirements of the business of nReach, as well as related to expansion of marketing and business development efforts for all of the Company's products and services and increased corporate overhead.

In February 2004, the Company received $10 million in gross proceeds from its private placement of Units consisting of shares of Series A Convertible Preferred Stock and warrants to purchase common stock. The Company has used the net proceeds of approximately $8,600,000 from this offering to repay outstanding obligations, including $1,391,500 that was used to repay Global Capital Funding Group, LP, completion of a strategic acquisition and for general working capital purposes. In particular, the Company used a significant portion of its working capital to settle its accounts payable, which accounts payable were approximately $1,278,000 and $1,700,000 as of September 30, 2004 and December 31, 2003, respectively.

As a result of the factors identified above, the Company believes it has sufficient capital for approximately the next six to nine months. The Company anticipates that it will require working capital for its proposed acquisition and to launch into the prepaid wireless market. However, no assurance can be given that the Company will be able meet its revenue and cash flow projections, maintain its cost structure as presently configured, or raise additional capital on satisfactory terms. Should the Company be unable to raise additional debt or equity financing, it will likely be forced to seek a strategic buyer, a merger or cease operations.

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

During the quarter ended September 30, 2004, the Company issued 9,445 shares of common stock to Spencer Trask as finders fees related to the recent bridge financings and 667,330 shares to TecCapital Ltd. pursuant to an antidilution provision of a May 2000 stock purchase agreement related to the recent financings. The issuance of shares of common stock is considered a non-cash transaction for the purposes of the Statement of Cash Flows.

In connection with engaging a vendor to provide investor relation services, in May 2004 we entered into an agreement to grant a warrant to purchase 50,000 shares of common stock at $2.15 per share. If issued the warrant would expire in May of 2006. This warrant is valued at $107,657 and is considered a non-cash transaction for the purposes of the Statement of Cash Flows.

In connection with Alpine Capital's claim for a finder's fee in connection with the April 2003 amendment related to bridge financing, Alpine received a warrant in July 2004 to purchase 40,000 shares of common stock at $1.50 per share expiring July 8, 2009. This warrant is valued at $72,128 and is considered a non-cash transaction for the purposes of the Statement of Cash Flows.

In connection with payment to a vendor to provide recruiting services in June 2004 we entered into an agreement to grant a warrant to purchase 5,000 shares of common stock at $3.10 per share. The warrant expires in May of 2006. This warrant is valued at $7,377 and is considered a non-cash transaction for the purposes of the Statement of Cash Flows.

In connection with consulting services to be provided by Shai Stern, M. Ezzat Jalled and E. Alan Scheik III, we entered into consulting agreements dated June 2004 for warrants to purchase 25,000, 100,000 and 10,000 shares of common stock at $1.50, $1.50 and $2.50 per share, respectively and expiring in May 2006. These warrants are valued at $45,080, $180,321 and $15,782, respectively and are considered non-cash transactions for the purposes of the Statement of Cash Flows.

In connection with settling a debt with a law firm, in April 2004 we granted a warrant to purchase 1,820 shares of common stock at $3.15 per share. The warrant expires in April of 2006. This warrant is valued at $3,730 and is considered a non-cash transaction for the purposes of the Statement of Cash Flows.

During the quarter ended June 30, 2004, the Company issued 83,275 shares of common stock amounting to $275,006 to Spencer Trask and Richard Berland as finders fees for the recent bridge financings. The issuance of shares of common stock is considered a non-cash transaction for the purposes of the Statement of Cash Flows.

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

Interest, debt origination and other financing costs paid during the three month periods ended September 30, 2004 and 2003 were $6,118 and $-0-and for the nine months periods ended September 30, 2004 and 2003 were $23,321 and $-0-, respectively.

Concentration of Credit Risk
----------------------------
Financial instruments that potentially subject SmartServ to concentrations of credit risk consist solely of accounts receivable. At September 30, 2004 and December 31, 2003, accounts receivable consist principally of amounts due from major telecommunications carriers, as well as a financial services company. The Company performs periodic credit evaluations of its customers and, if applicable, provides for credit losses in the financial statements. As of September 30, 2004, the Company provided a reserve for doubtful accounts of $35,200. As of December 31, 2003, the Company did not have a reserve for doubtful accounts.

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

Advertising Costs
-----------------
Advertising costs are expensed as incurred and were approximately $4,200 and $6,000 during the nine month periods ended September 30, 2004 and 2003, respectively.

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

The Company adopted the disclosure provisions of SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, which amends SFAS No. 123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation, which was originally provided under SFAS No. 123. SFAS No. 148 also improves the timeliness of disclosures by requiring the information to be included in interim as well as annual financial statements. The adoption of these disclosure provisions had no impact on the Company's 2003 or first, second and third quarter of 2004 consolidated results of operations, financial position or cash flows.

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

SmartServ's pro forma information is as follows:

                                                Three Months                    Nine Months
                                             Ended September 30              Ended September 30
                                        ----------------------------    ----------------------------
                                            2004            2003            2004            2003
                                        ------------    ------------    ------------    ------------
Net loss                                $ (1,120,416)   $ (7,640,869)   $ (6,336,819)   $(14,365,927)

Employee stock-based
compcompensation included in net loss       (639,107)             --              --           1,323

Employee stock-based
compcompensation pursuant to SFAS
123/SFAS 148                                (605,787)       (173,324)     (1,317,436)     (1,761,477)
                                        ------------    ------------    ------------    ------------

Pro forma net loss                      $ (2,365,310)   $ (7,814,193)   $ (7,654,255)   $(16,126,081)
                                        ============    ============    ============    ============

Basic and diluted loss per share        $      (0.74)   $      (3.69)   $      (3.41)   $      (7.15)
                                        ============    ============    ============    ============

Pro forma basic and diluted loss
per share                               $      (0.79)   $      (3.77)   $      (2.76)   $      (8.02)
                                        ============    ============    ============    ============

Foreign Currency Translation
----------------------------

The financial statements of the Company's foreign subsidiaries, whose functional currencies are other than the U.S. dollar, have been translated into U.S. dollars in accordance with SFAS No. 52, Foreign Currency Translation. All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date.

3.    Property and Equipment

Property and equipment consist of the following:

                                             September 30,   December 31,
                                                 2004            2003
                                             ------------    ------------
      Data processing equipment              $  4,620,680    $  4,594,526
      Office furniture and equipment              427,142         397,474
      Display equipment                           144,429          71,335
      Leasehold improvements                       69,852          69,852
                                             ------------    ------------

                                                5,262,102       5,133,187
      Impairment of capital assets               (843,768)       (843,768)
      Accumulated depreciation                 (4,321,326)     (4,289,419)
                                             ------------    ------------
                                             $     97,008    $         --
                                             ============    ============

4.   Note Receivable From Former Officers

In December 2000, the Company's Board of Directors authorized the issuance of a line of credit to Sebastian Cassetta, SmartServ's former Chief Executive Officer, for an amount not to exceed $500,000. Such amount bore interest at the prime rate and matured on March 20, 2004. Pursuant to the terms of the note, interest for the period January 2, 2001 to June 30, 2002 had been accrued and was payable at maturity. Commencing July 1, 2002 until maturity, interest was payable semi-annually in arrears on January 1st and July 1st. In October 2003 the Company agreed to forgive this loan over a three-year period pursuant to Mr. Cassetta's Separation Agreement.

Additionally, during the quarter ended June 30, 2003, the Company recorded a valuation allowance of $270,000 in connection with the potential uncollectibility of a loan made to Mr. Cassetta for the purchase of SmartServ restricted stock. Such reserve is classified as a reduction of stockholders' equity. While this loan had original maturity date of December 2003, Mr. Cassetta's ability to repay this loan and interest thereon is highly contingent on the market value of his investment in the Company. In his separation agreement in October 2003, the Company extended the maturity date of the restricted stock note until September 2004. During the quarter ended September 30, 2004 an additional valuation allowance of $91,872 was provided in connection with the potential uncollectibility of such loan from Mr. Cassetta and all 94,706 shares of stock, which were pledged as collateral, for the note were assigned and transferred to the Company and the outstanding debt and accrued interest of $569,670 in the aggregate was cancelled.

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

Between May and November 2003 the Company sold Units consisting of convertible debentures and warrants to purchase common stock for $3 million in aggregate proceeds. During February 2004, SmartServ completed a private placement of Units for $10 million in aggregate gross proceeds, which Units consisted of Series A Convertible Preferred Stock, $.01 par value ("Series A") and warrants to purchase common stock. Pursuant to their terms, the principal and accrued interest on SmartServ's convertible debentures issued in the May through November 2003 transactions, which was approximately $3,122,302, were automatically converted into these Units. Each Unit consisted of one share of Series A initially convertible into ten shares of common stock and one warrant for the purchase of ten shares of common stock. The purchase price per Unit was $15.00. The Series A is described in more detail below under note 6 to the financial statements.

As of December 31, 2003 the amount of the Company's debt obligations were $4,250,010 and the unamortized discount amounted to $909,580.

As of March 31, 2004 all of the Company's debt obligations were paid in full or converted to Series A as described above.

During the quarter ended June 30, 2004, the Company entered into a note payable to finance kiosk equipment in the amount of $70,000. The note bears interest at a rate of five percent per annum and has a two year term.

6.    Equity Transactions

In February 2004, the Company completed the closing of a $10 million private offering of investment Units consisting of shares of Series A and warrants to purchase common stock ("2004 Private Placement"). The private offering consisted of investment Units at the price of $15 per Unit. Each Unit consists of (i) one share of Series A, each of which is initially convertible into 10 shares of common stock, and (ii) one warrant for the purchase of 10 shares of common stock. The Series A receives dividends at the rate of 8% per year payable quarterly in cash or, in our sole discretion, in registered shares of our common stock. The Series A is entitled to a liquidation preference equal to the purchase price per Unit plus accrued and unpaid dividends. The Series A is not redeemable. The warrants have an exercise price of $2.82 per share and expire in February 2007. The Company is obligated to register the common stock underlying the Series A and the warrants. Holders of the Series A have an optional right to convert to fully paid and non-assessable shares of common stock on a one-for-ten basis (subject to adjustment) at any time prior to the third anniversary date of the final closing date of February 27, 2004 (the "Mandatory Conversion Date"). The Series A will be automatically converted into common stock on a one-for-ten basis (subject to adjustment) upon the earliest of (i) the Mandatory Conversion Date; or (ii) if, after two years from the date of the final closing date of February 27, 2004, the common stock has a closing sale price of $4.00 or more for twenty (20) consecutive trading days. The Company also completed the closing of an additional $25,000 private offering of these Units to an accredited investor in March 2004, which Units have the same terms as described above other than the expiration date which will be March 2007. The Company has used and expects to use the net proceeds of approximately $8,600,000 from this offering for repayment of outstanding obligations (including $1,391,500 that was used to repay Global), completion of strategic acquisitions and general working capital.

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

Pursuant to a Restricted Stock Agreement dated December 28, 1998, the Company received a promissory note in the original principal amount of $457,497 from Sebastian E. Cassetta, its former Chairman and Chief Executive Officer, for his purchase of restricted shares of common stock. As of June 30, 2004, the balance due of such note was $187,525, after recording of a valuation allowance in connection with the potential uncollectibility of such note from Mr. Cassetta. As of September 30, 2004 the balance of such note was $-0- after recording of an additional valuation allowance of $91,872, in connection with the potential uncollectibility of such note from Mr. Cassetta and recording the receipt of treasury stock after all 94,706 shares of stock, which were pledged as collateral for the note. Such shares were assigned and transferred to the Company and the outstanding debt and accrued interest of $569,670 in the aggregate was cancelled.

During the quarter ended March 31, 2004, the Company issued 60,000 shares of common stock and a cash payment of $45,000 to a vendor in settlement of the Company's obligation to that vendor.

During the quarter ended June 30, 2004, the Company issued 83,275 shares of common stock amounting to $275,006 to Spencer Trask and Richard Berland as finders fees for the recent financings.

During the quarter ended September 30, 2004, the Company issued 9,445 shares of common stock to Spencer Trask as finders fees related to the recent bridge financings and 667,330 shares to TecCapital Ltd. pursuant to an antidilution provision of a May 2000 stock purchase agreement related to the recent financings.

Obligations to Maintain Effective Registration Statements:
----------------------------------------------------------

Vertical Ventures Investments, LLC holds a warrant to purchase up to 22,476 shares of common stock that is subject to registration rights. The Registration Statement covering the shares underlying this warrant is no longer effective. The Company had until May 14, 2003 to cause the Registration Statement to again become effective. The Company failed to do so by May 14, 2003, and Vertical Ventures is demanding a fee of $8,250 for the first month of the deficiency and a fee of $16,500 for each month thereafter until the shares underlying the warrant are registered.

Accredited investors in the Company's September 2002 Equity Placement acquired warrants to purchase up to an aggregate of 249,954 shares of common stock, all subject to registration rights requiring the Company to use its commercially reasonable best efforts to maintain the effectiveness of the Registration Statement covering the shares underlying the warrants. The Registration Statement covering these securities is no longer effective.

Obligation to File a Registration Statement:
--------------------------------------------

Global Capital Funding Group, L.P. holds warrants to purchase up to 257,333 shares of common stock. The Company was required to file a Registration Statement covering all such shares by April 14, 2003. The Company negotiated a cure of the penalty fee, equal to $25,000 for each month that this deficiency remained uncured, by paying off the convertible note in February 2004. The Company filed a Form SB-2 Registration Statement on May 13, 2004 that covered the common stock underlying the Global warrants which Registration Statement has not yet been declared effective by the SEC.

Pursuant to the terms of the 2004 Private Placement, the Company was required to file a Registration Statement with the SEC and have it declared effective no later than 120 days after April 30, 2004, or by August 29, 2004. The Registration Statement was filed on May 13, 2004 but it has not yet been declared effective by the SEC and as a result, the Company incurred liquidated damages in the form of a monthly cash requirement equal to 2% of the aggregate purchase price of the offering, or approximately $266,000 per month. Liquidated damages are due monthly until the event of default is cured. The Company accrued approximately $529,000 for liquidated damages and interest in the quarter ended September 30, 2004. The Company is seeking a settlement to limit the liquidated damages. The proposed settlement seeks to establish a pool of 1,000,000 warrants with an exercise price of $2.50 and a two year term. The pool would be allocated to each participant based on the investor's proportionate participation in the 2004 Private Placement. There can be no assurance that the Company will be successful in obtaining and enforcing such settlement.

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

In connection with entering into an Employment Agreement with the Company on March 12, 2004, the Company granted to Tim Wenhold, the Company's Executive Vice President and Chief Operating Officer, an option to purchase 700,000 shares of common stock, which option has an exercise price of $1.50 per share and a term of 10 years. The option provides for 300,000 shares to vest immediately and the remaining 400,000 shares to vest in equal amounts as of the last day of each calendar quarter commencing March 31, 2004. The option will vest immediately upon a Change of Control (as defined in his option agreement) or in the event Mr. Wenhold is terminated Other Than for Cause or he terminates employment for Good Reason (as each is defined under the Employment Agreement)

In April 2004, the Company granted to Len von Vital, Matthew Stecker and Daniel Wainfan, the Company's Chief Financial Officer, Chief Technology Officer and Vice President of Marketing, respectively, each an option to purchase 300,000, 150,000 and 100,000 shares of common stock, respectively, which options have an exercise prices of $3.75, $1.50 and $3.25 per share respectively, and a term of 10 years. The options vest in equal amounts over four years as of the last day of each calendar quarter commencing September 30, 2004. The options will vest immediately upon a Change of Control (as defined in their option agreements).

In August 2004, the Company granted options to each of the three non- employee directors pursuant to the Company's non-employee director compensation plan to purchase 60,000 shares of common stock, which options have exercise prices of $1.75 per share and a term of 10 years. The options vest in equal amounts as of the last day of each calendar quarter commencing September 30, 2004. The options will vest immediately upon a Change of Control (as defined in their option agreements). See Note 10 Subsequent Events for additional information.

Stock-based compensation for the three months and nine months ended September 30, 2004 was for the impact of options granted at less than fair market value on the measurement date and for the three months and nine months ended September 30, 2003 consisted primarily of the impact of changes in the market value of the Company's common stock on the value of options to purchase common stock issued to employees and the amortization of deferred costs associated with the prior issuance of warrants to purchase common stock to various consultants.

The following table illustrates the amount of stock-based compensation charges that would have been recorded in the categories of the statement of operations had stock-based compensation not been separately stated therein:

                                                  Three Months                Nine Months
                                               Ended September 30          Ended September 30
                                            ------------------------    -----------------------
                                               2004          2003          2004         2003
                                            ----------    ----------    ----------   ----------
      Costs of services                     $  231,001    $  (74,750)   $       --   $  (74,353)

      General and administrative expenses      408,106      (154,374)           --     (256,715)
                                            ----------    ----------    ----------   ----------

                                            $  639,107    $ (229,124)   $       --   $ (331,068)
                                            ==========    ==========    ==========   ==========

8.    Earnings Per Share

The following table sets forth the computation of basic and diluted loss per share:

                                                               Three Months                     Nine Months
                                                            Ended September 30              Ended September 30
                                                       ----------------------------    ----------------------------
                                                           2004            2003            2004            2003
                                                       ------------    ------------    ------------    ------------
      Numerator:
         Net loss                                      $ (2,234,782)   $ (7,640,869)   $ (9,467,279)   $(14,365,927)
                                                       ============    ============    ============    ============
      Denominator:
         Weighted average shares - basic and diluted      3,002,167       2,072,440       2,773,669       2,010,142
                                                       ============    ============    ============    ============

      Basic and diluted loss per common share          $      (0.74)   $      (3.69)   $      (3.41)   $      (7.15)
                                                       ============    ============    ============    ============

Outstanding stock options and warrants to purchase an aggregate of 19,210,239 and 903,264 shares of common stock at September 30, 2004 and 2003, respectively, were not included in the computations of diluted earnings per share because the Company reported losses for the periods and, therefore their inclusion would be antidilutive.

9.    Commitments and Contingencies

During the quarter ended March 31, 2004, the Company issued 60,000 shares of common stock amounting to $196,800 and a cash payment of $45,000 to a vendor in settlement of the Company's obligation to that vendor.

On or about March 22, 2004, Jenkens & Gilchrist Parker Chapin, LLP, SmartServ's former legal counsel, filed a complaint against SmantServ in the Supreme Court of the State of New York, County of New York. The complaint seeks payment of unpaid invoices for legal services in the amount of $599,244. While the Company intends to vigorously defend such lawsuit, an unfavorable outcome would have a material adverse effect on the Company's financial condition, results of operation and cash flows.

On or about August 17, 2004, Vertical Ventures Investments LLC filed a complaint against the Company in the Supreme Court of the State of New York, County of New York. The complaint seeks payment of late registration penalties and attorneys fees in the total amount of $350,000. While the Company intends to vigorously defend such lawsuit, an unfavorable outcome would have a material adverse effect on the Company's financial condition, results of operation and cash flows.

10.   Subsequent Events

We signed an agreement with Sprint during November, 2004 allowing us to purchase cellular airtime on Sprint's national wireless network, which cellular airtime we plan to resell to wireless customers. The agreement has a term of five years. This will allow us to enter the prepaid wireless marketplace, including the offer of prepaid wireless plans, and to bundle such plans with content such as ring tones, images and games. We expect that revenues will commence during the first quarter of 2005 from such reselling.

Also in November 2004, the Company retained the investment banking firm Jefferies & Company, Inc. to advise the Company's management on strategic growth opportunities, financing and capital resources and significant merger and acquisition candidates.

In August 2004, the Company granted options to each of three non- employee directors pursuant to the Company's non-employee director compensation plan to purchase 60,000 shares of common stock, which options had an exercise prices of $1.75 per share and a term of 10 years. The options vest in equal amounts as of the last day of each calendar quarter commencing September 30, 2004. In October 2004, the three non-employee directors resigned their respective directorships and they received immediate vesting of 35,000 options to purchase common stock and the balance of the options were cancelled.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis of our financial condition and results of operations contain certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the factors described in "Certain Factors That May Affect Future Results" and elsewhere in this report. As used herein, the terms "we", "us", "our" and the "Company" refer to SmartServ Online, Inc. and its subsidiaries.

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

We have since our inception earned limited revenues and incurred substantial recurring operating losses, including net losses of $6,336,819 for the nine month period ended September 30, 2004, and $17,537,775 and $8,037,173 for the years ended December 31, 2003 and 2002, respectively. Additionally, we had an accumulated deficit of $96,733,600 and $90,396,781 at September 30, 2004 and December 31, 2003, respectively.

In February 2004, we completed the closing of a $10 million private offering of investment Units consisting of shares of Series A Convertible Preferred Stock and warrants to purchase common stock ("2004 Private Placement"). We also completed the closing of an additional $25,000 private offering of these Units to an accredited investor in March 2004. We have used the net proceeds of approximately $8,600,000 from this offering for repayment of outstanding obligations (including $1,391,500 that was used to repay Global Capital Funding Group, LP), completion of a strategic acquisition and for general working capital purposes. As a result of the factors identified above, the Company believes it has sufficient capital for approximately the next six to nine months. The Company anticipates that it will require working capital for its proposed acquisition and to launch into the prepaid wireless market. However, no assurance can be given that the Company will be able meet its revenue and cash flow projections, maintain its cost structure as presently configured, or raise additional capital on satisfactory terms. Should the Company be unable to raise additional debt or equity financing, it will likely be forced to seek a strategic buyer, a merger or cease operations

We believe that the evolution of the cellular industry is at an important turning point, where both consumers and businesses are expecting more functionality and features from both their cell phones and their cellular carriers. This expectation is being driven by a number of industry trends including highly competitive pricing packages, newer and more functional cell phones and mobile devices, and the customers' ability to take their cell phone number with them to a new carrier that offers them more value than the incumbent. Competition in this environment appears to be moving from differentiation based on network coverage or minute rates to one based on enhanced features and services. We believe that as carriers' network coverage, quality of service, and pricing plans become more-or-less equal, cell phone customers will choose a carrier based principally on the suite of premium content and applications that are included with its service. This environment will provide an opportunity for us to exploit our current and planned content assets and delivery capabilities, developed over the past nine years.

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

We signed an agreement with Sprint during November, 2004 allowing us to purchase cellular airtime on Sprint's national wireless network, which cellular airtime we plan to resell to wireless customers. The agreement has a term of five years. This will allow us to enter the prepaid wireless marketplace, including the offer of prepaid wireless plans, and to bundle such plans with content such as ring tones, images and games. We expect that revenues will commence during the first quarter of 2005 from such reselling.

During July 2004, we signed a non-binding letter of intent to acquire KPCCD, Inc., a New York City-based distributor of international prepaid calling cards. Founded in 1998, KPCCD distributes international prepaid calling cards through a network of hundreds of retail outlets along the East Coast. We believe that the acquisition of KPCCD will expand our existing distribution network for our wireless products, services and mobile content. Based on unaudited financial information provided by KPCCD, the acquisition of KPCCD is expected to add as much as approximately $2 million in monthly revenue. We have not completed financial, accounting and legal due diligence with respect to KPCCD and its financial results and operations. We plan to conduct our review and investigation prior to closing of this transaction. The closing of this transaction is subject to customary closing conditions for these types of transactions, including: (i) negotiation and execution of a definitive purchase agreement, (ii) our satisfaction with the results of our due diligence investigation of KPCCD, and (iii) execution of employment agreements with key individuals in KPCCD. There can be no assurance we will agree with KPCCD and its key individuals on the terms and conditions of the purchase agreement and employment agreements or that we will be satisfied with our due diligence investigation of KPCCD.

While we believe that our new marketing strategies, as well as our carrier and enterprise relationships are important to our success, no assurance can be given that we will be able to implement our new marketing strategies or that our carrier and enterprise relationships will be successful in their marketing efforts or that our products and services will be well received in the marketplace. We also performed certain development projects during 2004 that enhanced our product offerings, including development of mobile lifestyle BREW and J2ME applications.

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

As of September 30, 2004, SmartServ employed 15 people, all of whom were employed in the United States. All were full-time employees.

Results of Operations

Quarter ended September 30, 2004 versus Quarter ended September 30, 2003

During the quarter ended September 30, 2004, we recorded revenues of $80,474 substantially all of which were earned through our licensing agreement with QUALCOMM. During the quarter ended September 30, 2003, we recorded revenues of $145,130. Of such 2003 revenues, $61,100 were earned through our licensing agreement with wireless telecommunications carriers and $84,000 were earned through our licensing agreement with Salomon Smith Barney. During the quarters ended September 30, 2004 and 2003, we recognized $-0- and $53,400, respectively, from the amortization of deferred revenues.

During the quarter ended September 30, 2004, we incurred costs of services of $644,762, an increase of 123% over the $289,055 incurred during the quarter ended September 30, 2003. Such costs increased primarily due to development of a new Company web-site. Components of the costs of service category consisted primarily of information and communication costs ($64,586), personnel costs ($311,036), consulting expenses/web-site development ($205,336), facilities ($18,780) and travel costs ($8,273). Costs associated with the operations of nReach, that are included in the categories listed above, were $207,172 for the quarter ended September 30, 2004. During the quarter ended September 30, 2003, we incurred costs of services of $289,055. Components of the costs of service category consisted primarily of information and communication costs ($123,200) and personnel costs ($202,700), offset by the partial recovery ($44,500) of a loan extended to a former officer.

During the quarter ended September 30, 2004, we incurred sales and marketing expenses of $156,705, an increase of 566% over the $23,543 incurred for the quarter ended September 30, 2003. Such costs increased primarily due to the hiring of a marketing executive and increased trade show expenses. Components of the sales and marketing category consist primarily of personnel costs ($95,138) and trade show costs ($48,348). During the quarter ended September 30, 2003, we incurred sales and marketing expenses of $23,543. Components of the sales and marketing category consisted primarily of personnel costs ($19,400).

During the quarter ended September 30, 2004, we incurred general and administrative expenses of $506,308, a decrease of 29% over the quarter ended September 30, 2003. Such expenses decreased primarily due to personnel reductions, reductions in professional fees and reductions in facilities costs related to the relocation of our headquarters from Stamford, Connecticut to Plymouth Meeting, Pennsylvania. Components of the general and administrative category consisted primarily of personnel costs ($161,060), consulting costs ($62,436), professional fees ($94,219), facilities ($16,097), a valuation allowance in connection with the potential uncollectibility of a loan to a former officer

($91,872), write-off of an uncollectible receivable ($35,200) and insurance ($20,000). These costs were partially offset by discounts negotiated with vendors to settle outstanding accounts payable amounting to $50,366. During the quarter ended September 30, 2003, we incurred general and administrative expenses of $715,353. Components of the general and administrative category consisted primarily of personnel costs ($26,200), professional fees ($126,700), facilities ($302,500), insurance ($61,700) and consulting costs ($31,000).

During the quarter ended September 30 2004, the net noncash credit for stock-based compensation amounted to $639,107, compared to a net noncash charge of $229,124 during the quarter ended September 30, 2003. Such noncash costs decreased due to changes in the fair value of our common stock related to variable accounting. Such noncash amounts are primarily related to the valuation of stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") and SFAS 123 No. 123, "Accounting for Stock-Based Compensation" ("Statement No. 123"). Certain employee stock options are subject to the variable plan requirements of APB No. 25, and therefore, compensation expense is recognized for changes in the fair value of our common stock. Of such amounts, noncash charges for consulting services for the quarters ended September 30, 2004 and 2003 were $-0- and $118,000, respectively, resulting primarily from the amortization of deferred costs associated with the prior issuance of warrants to purchase common stock to various financial, marketing and technical consultants. The value of substantially all of such common stock purchase warrants has been recorded in accordance with the Black-Scholes pricing methodology.

Interest income for the quarters ended September 30, 2004 and 2003 amounted to $6,520 and $2,709 respectively. Such amounts were earned primarily from our investments in money fund accounts. During the quarters ended September 30, 2004 and 2003, interest and other financing costs were $538,742 and $6,531,633 respectively. During the quarter ended September 30, 2004, interest and other financing costs were incurred in connection with the $10 million private offering of investment Units in the 2004 Private Placement. During the quarter ended September 30, 2003, interest and other financing costs were incurred in connection with the convertible notes issued in February, May, June and September 2003.

Basic and diluted loss per share was $0.74 for the quarter ended September 30, 2004 compared to $3.69 loss per share for the quarter ended September 30, 2003. The loss per share for the quarter ended September 30, 2004 includes an accrued preferred stock dividend of $1,114,366. The weighted average shares outstanding increased to 3,002,167 at September 30, 2004 from 2,072,440 at September 30, 2003.

Nine Months ended September 30, 2004 versus Nine Months ended September 30, 2003

During the nine months ended September 30, 2004 and 2003, we recorded revenues of $268,189 and $614,145 respectively. Of such 2004 revenues, substantially all were earned through our licensing agreement with QUALCOMM Of such 2003 revenues, $126,500 were earned through our licensing agreement with wireless telecommunications carriers, $372,500 were earned through our licensing agreement with Salomon Smith Barney and $108,000 were earned under a one-time purchase order from Wireless Retail, Inc. During the nine months ended September 30, 2004 and 2003, we recognized $33,333 and $240,400, respectively, from the amortization of deferred revenues.

During the nine months ended September 30, 2004, we incurred costs of services of $1,626,357, a decrease of 60% over the nine months ended September 30, 2003. Such costs decreased primarily due to reductions in US personnel, the reduction of computer depreciation and maintenance and the reduction of consulting costs incurred in connection with the development of our systems' architecture and application platform. Components of the costs of service category consist primarily of costs associated with information and communication costs ($272,306), personnel costs ($808,072), consulting expenses/web-site development ($390,334) and facilities ($29,383). Costs associated with the operations of nReach, that are included in the categories listed above, were $668,429 for the seven months since the acquisition during the nine months ended September 30, 2004. During the nine months ended September 30, 2003, we incurred costs of services of $4,080,429. Such costs include information and communication costs ($330,800), personnel costs

($1,225,000), computer hardware leases, depreciation and maintenance costs ($593,000), facilities ($186,100) and amortization expenses relating to capitalized software development costs ($183,800), a charge for the potential uncollectibility of a loan to a former officer ($84,500) and an impairment loss ($1,440,600) recorded to adjust the value of the Company's property and equipment and capitalized software to net realizable value.

During the nine months ended September 30, 2004, we incurred sales and marketing expenses of $298,925, a decrease of 26% over the nine months ended September 30, 2003. Such costs decreased primarily due to US personnel reductions, reductions in travel and reductions in advertising and trade shows. Components of the sales and marketing category consist primarily of personnel costs ($165,098), consulting ($15,556), trade show costs ($70,892), travel ($12,080) and public relations costs ($34,324). During the nine months ended September 30, 2003, we incurred sales and marketing expenses of $403,573. Components of the costs of the sales and marketing category consisted primarily of personnel costs ($321,000), advertising and trade shows ($10,900), consulting fees ($17,800) and travel and lodging ($33,900).

During the nine months ended September 30, 2004, we incurred general and administrative expenses of $1,871,442 a decrease of 39% over the nine months ended September 30, 2003. Such expenses decreased primarily due to personnel reductions, reductions in professional fees and reductions in facilities costs related to the relocation of our headquarters from Stamford, Connecticut to Plymouth Meeting, Pennsylvania. Components of the general and administrative category consist primarily of personnel costs ($428,115), consulting fees ($816,338), professional fees ($512,405), facilities ($63,092) insurance ($73,671), a valuation allowance in connection with the potential uncollectibility of a loan to a former officer ($91,872) and the write-off of an uncollectible receivable ($35,200). These costs were partially offset by discounts negotiated with vendors to settle outstanding accounts payable amounting to $336,048. During the nine months ended September 30, 2003, we incurred general and administrative expenses of $3,075,446. Components of the costs of the general and administrative category during the nine months ended September 30, 2003 consisted primarily of personnel costs ($698,400), professional fees ($740,000), facilities ($546,700), insurance ($190,700), computer hardware leases, depreciation and maintenance costs ($81,300), communications costs ($46,500) and consulting costs ($31,000), a charge for the potential uncollectibility of a loan to a former officer ($270,000) and an impairment loss ($108,000) recorded to adjust the value of the Company's property and equipment to net realizable value.

During the nine months ended September 30, 2004, the net noncash charge for stock-based compensation amounted to $-0- compared to a net noncash charge of $331,068 during the nine months ended September 30, 2003. Such noncash costs decreased due to the issuance and vesting of employee stock options to management at a price that was less than the fair market value of our common stock on the grant date. Such noncash amounts are primarily related to the valuation of stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). Certain employee stock options are subject to the variable plan requirements of APB No. 25, as they were repriced, and therefore, compensation expense is recognized for changes in the fair value of our common stock. Of such amounts, noncash charges for professional fees for the nine months ended September 30, 2004 and 2003 were $-0- and $221,200, respectively, resulting primarily from the issuance of warrants to purchase common stock to financial, marketing and investor relations consultants. Stock-based compensation is valued in accordance with APB No. 25 and Statement No. 123. Certain employee stock options are subject to variable plan requirements of APB No. 25, as they were repriced, and therefore, compensation expense is recognized for changes in the fair value of our common stock. The value of substantially all of such common stock purchase warrants has been recorded in accordance with the Black-Scholes pricing methodology.

Interest income for the nine months ended September 30, 2004 and 2003 amounted to $19,287 and $11,601 respectively. Such amounts were earned primarily from our investments in money fund accounts. During the nine months ended September 30, 2004 and 2003, interest and other financing costs were $2,630,771 and $7,781,029, respectively. During the nine months ended September 30, 2004 and 2003, interest and other financing costs were incurred primarily in connection with the completion, in February 2004, of a $10 million private offering of investment Units in the 2004 Private Placement and in connection with the convertible notes issued in February, May, June and September 2003.

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

Basic and diluted loss per share was $3.41 for the nine months ended September 30, 2004 compared to $7.15 loss per share for the nine months ended September 30, 2003. The weighted average shares outstanding increased to 2,773,669 at September 30, 2004 from 2,010,142 at September 30, 2003.

Capital Resources and Liquidity

At September 30, 2004 and December 31, 2003, the Company had cash of $3,225,295 and $139,178, respectively. Net cash used in operations was $3,955,128 for the nine months ended September 30, 2004 compared to $3,028,440 during the nine months ended September 30, 2003. The primary reason for this increase was the Company's reduction of its accounts payables through payment and negotiated settlements with vendors.

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

In February 2004, we completed the closing of a $10 million private offering of investment Units consisting of shares of Series A Convertible Preferred Stock and warrants to purchase common stock ("2004 Private Placement"). The private offering consisted of investment Units at the price of $15 per Unit. Each Unit consists of (i) one share of Series A convertible preferred stock, $.01 par value, each of which is initially convertible into 10 shares of common stock, and (ii) one warrant for the purchase of 10 shares of common stock. The Series A receives dividends at the rate of 8% per year payable quarterly in cash or, in our sole discretion, in registered shares of our common stock. The warrants have an exercise price of $2.82 per share and expire in February 2007. We also completed the closing of an additional $25,000 private offering of these Units to an accredited investor in March 2004, which Units have the same terms as described above other than the expiration date which will be March 2007. The Series A is entitled to a liquidation preference equal to the purchase price per Unit plus accrued and unpaid dividends. The Series A is not redeemable. Spencer Trask, the placement agent for the 2004 Private Placement, received compensation consisting of (i) a cash fee of $1,002,500, or 10% of the aggregate purchase price of all of the Units acquired for cash, (ii) a non-accountable expense allowance of $300,750, or 3% of the aggregate proceeds of all Units sold for cash in the transaction, and (iii) warrants to purchase a number of shares of common stock equal to 20% of the shares of common stock underlying the securities in the Units sold for cash, constituting in the aggregate warrants to purchase 1,336,666 shares of common stock at $1.50 per share and warrants to purchase 1,336,666 shares of common stock at $2.82 per share. These warrants were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act. We have used and expect to use the net proceeds of approximately $8,600,000 from this offering for repayment of outstanding obligations (including $1,391,500 that was used to repay Global Capital Funding Group, LP), completion of strategic acquisitions and general working capital. We also used a significant portion of our working capital to settle our accounts payable, which accounts payable were approximately $1,278,000 and $1,700,000 as of September 30, 2004 and December 31, 2003, respectively.

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

During the year ended December 31, 2002, we recorded a valuation allowance of $664,640 in connection with the potential uncollectibility of outstanding loans made to Mr. Sebastian Cassetta, our then Chairman and Chief Executive Officer, which included a loan used by him to purchase our restricted stock and loans in the aggregate original principal amount of $500,000. Additionally, during the quarter ended June 30, 2003, we recorded a valuation allowance of $270,000 in connection with the potential uncollectibility of the loan made to Mr. Cassetta for the purchase of our restricted stock. In his separation agreement in October 2003, we extended the maturity date of the loan for the restricted stock until September 2004 and forgave over a three-year term the loans in the aggregate original principal amount of $500,000, plus the accrued interest thereon. Additionally, during the quarter ended September 30, 2004, we recorded a valuation allowance of $91,872 in connection with the potential uncollectibility of the loan made to Mr. Cassetta for the purchase of our restricted stock As of September 30, 2004 the balance of such loan was $-0- after recording the allowance and treasury stock when all 94,706 shares of stock, which were pledged as collateral for the note, were assigned and transferred to the Company and the outstanding debt and accrued interest of $569,670 in the aggregate was cancelled.

Our failure to timely file or keep registration statements effective has affected the registration rights held by certain of our stockholders and warrant holders. As of September 30, 2004, we recorded an aggregate of $202,125 for potential claims for penalties in connection with the aforementioned registration requirements. Such amounts are included in accrued expenses on our balance sheet. We filed a Form SB-2 Registration Statement on May 13, 2004. It has not yet been declared effective by the Securities and Exchange Commission ("SEC").

In addition, this 2004 Private Placement offering required the Company to file a Registration Statement with the SEC and have it declared effective no later than 120 days after April 30, 2004, or by August 29, 2004. The Registration Statement was filed on May 13, 2004 but it has not yet been declared effective by the SEC. As a result, the Company incurred liquidated damages in the form of a cash requirement equal to 2% of the aggregate purchase price of the offering, or approximately $266,000 per month. Liquidated damages are due monthly until the event of default is cured. The Company accrued approximately $529,000 for liquidated damages and interest in the quarter ended September 30, 2004. The Company is seeking a settlement to limit the liquidated damages. The proposed settlement seeks to establish a pool of 1,000,000 warrants with an exercise price of $2.50 and a two year term. The pool would be allocated to each participant based on the investor's proportionate participation in the 2004 Private Placement There can be no assurance that the Company will be successful in obtaining and enforcing such settlement

The economic downturn in general, and its impact on the telecommunications industry in particular, caused telecommunications service providers to reduce capital spending, personnel and debt, as well as new service introductions. This had resulted in delays in the build-out of high-speed carrier data networks and availability of data-enabled wireless devices, causing the market for our financial data, lifestyle and transaction services to be lackluster. In addition, many financial services firms curtailed new product development to focus on data security and recovery. Consequently, the potential demand for our products and services has been significantly delayed. Such delays have had a very detrimental effect on our operations and have resulted in our inability to implement our business plan and related marketing strategies. Consequently, in 2002 we commenced an effort to realign our infrastructure and related overhead to correlate with reductions in projected revenue. As part of this effort, we closed our UK and Hong Kong sales offices and downsized our domestic operations through staff reductions to a level sufficient to support our projected operations. In both March and May 2003, we reduced our cost structure through the termination of additional personnel. Personnel headcount has been reduced from 66 in May 2002 to the current level of 15 as of September 30, 2004.. These efforts have reduced our average monthly operating expenses from approximately $1,090,000 in July 2002 to approximately $433,000 as of September 2004, excluding noncash stock compensation, depreciation and amortization. Monthly operating expenses increased to approximately $433,000 as of September from approximately $370,000 per month earlier in the year due to the working capital requirements of the business of nReach, as well as related to expansion of marketing and business development efforts for all of the Company's products and services and increased corporate overhead.

We have approximately 16,400,000 of warrants outstanding for our underlying shares of common stock that are currently being registered and they expire for the most part between May 2006 and March 2009. The warrants, for the most part, are callable if the closing price is at least 250% of the exercise price for 10 consecutive trading days and if the resale of such underlying shares are covered by an effective Registration Statement. Exercise prices range for the most part, from $1.50 to $2.82 and we would receive approximately $40 million if all the warrants underlying the shares of common stock being registered were exercised. While the warrants to purchase common stock represent an additional source of capital, they cannot be relied upon by the Company as a definite source of capital. The warrant holders may choose to exercise their warrants if the market price of our common stock exceeds the exercise price of the warrant however, we do not anticipate such Registration Statement becoming effective in the short term.

We signed an agreement with Sprint during November, 2004 allowing us to purchase cellular airtime on Sprint's national wireless network, which cellular airtime we plan to resell to wireless customers. The agreement has a term of five years. This will allow us to enter the prepaid wireless marketplace, including the offer of prepaid wireless plans, and to bundle such plans with content such as ring tones, images and games. We expect that revenues will commence during the first quarter of 2005 from such reselling.

We are required pursuant to our agreement with Sprint to obtain during December 2004 a letter of credit in Sprint's favor in the amount of $1,000,000. We expect that we will be required to provide the bank issuing such letter of credit with $1,000,000 of our available cash as security. The letter of credit is intended to provide an alternative source of payments for Sprint should we fail to pay Sprint in accordance with the terms of our agreement. When we commence sales and marketing during the first quarter of 2005 we will incur significant working capital requirements. There can be no assurance that we will have sufficient liquidity to meet our business requirements, or that such requirements for cash may increase and adversely impact our ability to fund and continue our operations.

Should we complete the acquisition of KPCCD we will incur estimated professional fees for legal and auditing and accounting services of approximately $75,000. While we do not expect to use our cash to fund KPCCD's operations, there can be no assurance that we will not be required to do so, and any such funding could have a material adverse effect on our liquidity.

We believe we have sufficient working capital for approximately the next six to nine months based on our business operating at its current level. The use of $1,000,000 of our available cash to cause a letter of credit to be issued to Sprint as described above, as well as working capital requirements to launch our business to sell prepaid wireless airtime and handsets, will result in us having sufficient working capital for significantly less than six months. As a result, we may not be able to grow our business due to limits on the amount of available working capital. In the short run, we intend to seek bridge financing in some form to assist us in providing the letter of credit to Sprint, although there can be no assurance that we can obtain such bridge financing, or whether the terms will be acceptable. In addition to any bridge financing we will require additional funding in order to execute on our business strategy.

Should the Company be unable to raise additional debt or equity financing, it will be forced to seek a strategic buyer, merger or cease operations.

Certain Factors That May Affect Future Results
----------------------------------------------

Forward-looking statements in this document and those made from time-to-time by our employees are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve certain known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Certain factors that could cause or contribute to such differences include, and are not limited to: We may not have sufficient working capital to continue operations after approximately six to nine months. ; We have never been profitable and if we do not achieve profitability we may not be able to continue our business; We have significant accounts payable obligations; We will not be able to complete or successfully integrate acquisitions that we seek to pursue, or achieve the desired results of such acquisitions; Only one of our four major customers from 2003 will continue to generate revenues for us in 2004; We plan to pursue new streams of revenue from the resale of prepaid wireless airtime bundled with wireless data content, and revenues from such business may not materialize; We have a new CEO and executive management team; The market for our business is in the development stage and may not achieve the growth we expect; Spencer Trask may be able to affect and exercise some manner of control over us; The market price of our common stock may decrease because we have issued, and will likely continue to issue, a substantial number of securities convertible or exercisable into our common stock; and other risks described in this Quarterly Report on Form 10-QSB, our Annual Report on Form 10-KSB/A for the year ended December 31, 2003 (including the risks described under "Risk Factors") and our other filings with the Securities and Exchange Commission. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. The words "believe," "expect," "anticipate," "intend" and "plan" and similar expressions are often used to identify forward-looking statements. We caution you not to place undue reliance on these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements or to publicly announce the result of any revisions to any of the forward-looking statements in this document to reflect future events or developments.

Item 3.     Controls and Procedures

We maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information that is required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Act of 1934, as amended, is accumulated and communicated to management in a timely manner. Our Chief Executive Officer and Chief Financial Officer have evaluated this system of disclosure controls and procedures as of the end of the period covered by this quarterly report, and each believes that the system is operating effectively to ensure appropriate disclosure at a reasonable level of assurance. There have been no changes during the third fiscal quarter in our internal control over financial reporting, to the extent that elements of internal control over financial reporting is subsumed within disclosure controls and procedures, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

                             SmartServ Online, Inc.

Item 1. Litigation

On or about August 17, 2004, Vertical Ventures Investments LLC filed a complaint against the Company in the Supreme Court of the State of New York, County of New York. The complaint seeks payment of late registration penalties and attorneys fees in the total amount of $350,000. While the Company intends to vigorously defend such lawsuit, an unfavorable outcome would have a material adverse effect on the Company's financial condition, results of operation and cash flows.

Item 2. Changes in Securities and Use of Proceeds

At the time of issuance, each investor or recipient of unregistered securities was either an accredited investor or a sophisticated investor. Each investor had access to SmartServ's most recent Form 10-KSB/A, all quarterly and periodic reports filed subsequent to such Form 10-KSB/A and the Company's most recent proxy materials.

During the quarter ended September 30, 2004, the Company issued 9,445 shares of common stock to Spencer Trask as finders fees related to the recent bridge financings and 667,330 shares to TecCapital Ltd. pursuant to an antidilution provision of a May 2000 stock purchase agreement related to the recent financings. These shares were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act.

Item 3. Defaults Upon Senior Securities

In February 2004, the Company completed the 2004 Private Placement. The Series A preferred stock receives dividends at the rate of 8% per year payable quarterly in cash or, in our sole discretion, in registered shares of our common stock. Dividends accrued on the Series A preferred stock amounted to $702,693 as of September 30, 2004. At the Company's discretion, the dividends are to be paid in the form of 444,847 shares of common stock when the Company's pending Registration Statement is declared effective by the SEC.

Item 6.     Exhibits

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



                                       SmartServ Online, Inc.
                                       (Registrant)

                                       By:


Date: November 15, 2004                /s/ Robert M. Pons
      -----------------                -----------------------------------------
                                       Robert M. Pons
                                       Chief Executive Officer


Date: November 15, 2004                /s/ Len von Vital
      -----------------                -----------------------------------------
                                       Len von Vital
                                       Chief Financial Officer