Form 10KSB
period 2004-12-31
SMARTSERV ONLINE INC
filed 2005-04-15
CIK 1005698

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM       TO

                         Commission file number 0-28008
                                                -------

                             SmartServ Online, Inc.
                             ----------------------
                 (Name of Small Business Issuer in its Charter)

                           Delaware                                                       13-3750708
---------------------------------------------------------------------    ----------------------------------------
(State or other jurisdiction of incorporation or organization)               (I.R.S. employer identification no.)

   2250 Butler Pike, Suite 150, Plymouth Meeting, Pennsylvania                              19462
---------------------------------------------------------------------    ----------------------------------------
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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this Form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for the fiscal year ended December 31, 2004.          $358,646

The aggregate market value of the voting and non-voting common equity (based on the closing price of such stock on the OTC Bulletin Board) held by non-affiliates of the issuer as of March 1, 2005 was approximately $6,865,000. All officers, directors and holders of 10% or more of the outstanding common stock of the Issuer have been deemed, solely for the purpose of the foregoing calculation, to be "affiliates" of the issuer.

There were 5,349,392 shares of Common Stock outstanding at March 1, 2005.

                       Documents Incorporated by Reference

None

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT          YES           NO  X
                                                          ------       -----

                                TABLE OF CONTENTS

Item                                                                       Page

Part I

1.   Description of Business                                                  1
2.   Description of Property                                                  7
3.   Legal Proceedings                                                        7
4.   Submission of Matters to a Vote of Security Holders                      8

Part II

5.   Market for Common Equity, Related Stockholder Matters
       and Small Business Issuer Purchases of Equity Securities               8
6.   Management's Discussion and Analysis or Plan of Operations              11
7.   Financial Statements                                                    31
8.   Changes in and Disagreements With Accountants on Accounting
       and Financial Disclosure                                              61
8A.  Controls and Procedures                                                 61
8B.  Other Information                                                       61

Part III

 9.   Directors, Executive Officers, Promoters and Control Persons;
        Compliance with Section 16(a) of the Exchange Act                    62
10.   Executive Compensation                                                 65
11.   Security Ownership of Certain Beneficial Owners and Management
      and Related Stockholder Matters                                        70
12.   Certain Relationships and Related Transactions                         74
13.   Exhibits                                                               77
14.   Principal Accountant Fees and Services                                 80

                                     Part I

Item 1.  Description of Business

Company Overview

We are a Mobile Virtual Network Operator (MVNO) planning to launch a prepaid mobile phone service in 2005 under the UPHONIA(TM) brand name utilizing the Sprint nationwide PCS network. The planned service will include low cost prepaid mobile wireless minute plans, discounted international long distance, and free mobile content such as ringtones, mobile games and images. In advance of our mobile phone service launch we are marketing UPHONIA(TM) mobile content products and UPHONIA(TM) prepaid international long distance phone cards. Our business strategy is based on the opportunity to utilize international long distance and mobile content and as a way to differentiate telecom products and services in the prepaid wireless market. Prepaid wireless is a $10 billion business and the fastest growing segment of the U.S. wireless sector. The prepaid wireless market has a high representation of urban ethnic, immigrants who are heavy users of international long distance products for calling their friends and family in their country of origin. Our MVNO products will bundle prepaid wireless phones and service with discounted international long distance to enable international calls from UPHONIA(TM) wireless phones. The availability of free mobile content will also be utilized as a value-added feature to further differentiate our products to the urban ethnic, immigrant consumer and youth market.

As identified below, we believe we have sufficient capital to support our operations through December 31, 2005. To implement our MVNO launch and strategic plans we will need to raise additional capital. Our plan to address our liquidity issue is also described below. No assurance can be given that we will be able to raise sufficient capital to support our operations. Should we be unable to raise additional debt or equity financing, we will be forced to seek a strategic buyer, a merger, cease operations or enter into bankruptcy.

As an MVNO we are a mobile operator that does not own or operate supporting infrastructure such as cell towers and related support systems. We intend to give consumers a better choice in mobile phone service by bundling flexible prepaid minute plans, discounted international long distance, and free mobile content utilizing the existing cell tower infrastructure made available to us through our agreement with Sprint. Under this agreement, Sprint wholesales wireless minutes from their network directly to us for resale to our customers. We benefit from this agreement by receiving access to Sprint's enhanced nationwide network with turnkey reliability and performance. As an MVNO, we have the advantage of market access without the need to build the telecom infrastructure necessary to originate and terminate domestic wireless calls. Sprint benefits by gaining a distribution and marketing partner that is focused on a niche market (i.e., the urban ethnic, immigrant and youth market).

      o Our UPHONIA(TM) brand will provide consumers flexible prepaid minute plans - UPHONIA(TM) customers will not sign up for one preset monthly contract, but instead will be able to decide how many minutes they want to purchase each month.

      o UPHONIA(TM) MVNO customers will be able to access discounted international long distance through their UPHONIA(TM) mobile phones.

      o UPHONIA(TM) MVNO customers will be able to personalize their cell phones with thousands of ringtones, images, mobile games and graphics. Mobile content downloads will be accessible from the uphonia.com mobile content website, directly from UPHONIA(TM) phones and from selected stores through the UPHONIA(TM) retail mobile content kiosk.

Prior to becoming an MVNO, we designed, developed and distributed software and services to enable the delivery of premium mobile content to wireless devices. The content included ringtones, images and games, and dynamic changing content such as horoscopes, lottery results and weather reports. The mobile content
infrastructure,   aggregation  and  hosting   capabilities,   and   applications
development expertise previously acquired by SmartServ is being leveraged to help differentiate our planned MVNO products and services.

During 2004 we continued to have revenue sharing license agreements with wireless carriers including Verizon Wireless, AT&T Wireless, and ALLTEL Wireless, that allowed us to deliver premium mobile content in the form of dynamic applications to cell phone users. For enterprises, we have in the past offered solutions that deliver financial market data, proprietary internal documents and other useful information to mobile workers through their cell phones, although this no longer comprises a part of our business or strategy.

In February 2004, we received $10 million in gross proceeds from our private placement of Units consisting of shares of Series A Convertible Preferred Stock and warrants to purchase common stock. We have used the net proceeds of approximately $8,600,000 from this offering to repay outstanding obligations, including $1,391,500 that was used to repay Global Capital Funding Group, LP, completion of a strategic acquisition and for general working capital purposes. In particular, we used a significant portion of our working capital to settle our accounts payable, which accounts payable were approximately $447,000 and $1,700,000 as of December 31, 2004 and December 31, 2003, respectively.

During February 2004, we acquired the business of an early stage company, nReach, Inc., to increase our offerings of mobile content products and services to the cell phone industry. nReach was a wireless content distribution company that offered a broad portfolio of popular mass-market cell phone content including ringtones, mobile games, and on-device images. Prior to our acquisition, nReach had minimal revenues and incurred a significant loss in 2003.

We signed an agreement with Sprint during November, 2004 allowing us to purchase cellular airtime on Sprint's national wireless network for resale to our wireless customers. The agreement has a term of five years. This will allow us to enter the prepaid wireless marketplace and to offer plans that bundle prepaid wireless airtime with discounted international long distance and premium mobile content such as ringtones, images and games. We are required to provide Sprint with a $1,000,000 letter of credit to secure our obligations relating to this agreement prior to Sprint giving us access to its network.

On November 17, 2004, we signed a non-binding letter of intent to acquire Telco Group, Inc., and affiliates. Telco Group, Inc. is a New York-based provider of pay-as-you-go wireless telecommunications services, prepaid international long distance, nationwide dial around long distance and nationwide dial up high speed internet services. While the letter of intent has expired, the acquisition discussions are continuing with Telco Group. This acquisition, if completed, is expected to add approximately $300 million in annual revenues. The closing of this acquisition is subject to customary closing conditions for this type of transaction, including the negotiation and execution of a binding purchase agreement. In addition, we must secure financing to obtain the necessary funds to pay for this acquisition and provide working capital for the combined company. There can be no assurance that these conditions will be met and the closing will occur.

On January 7, 2005, we acquired KPCCD, Inc., a New York City-based distributor of international prepaid calling cards. Founded in 1998, KPCCD distributes international prepaid calling cards through a network of hundreds of retail outlets along the East Coast. We believe that the acquisition of KPCCD will expand our distribution network for our planned prepaid wireless products and services. The acquisition of KPCCD is expected to add as much as approximately $3 million in monthly revenue. In connection with the closing of the transaction on January 7, 2005, KPCCD, the sellers of KPCCD and Prima Communications, Inc. ("Prima"), a company controlled by the sellers, entered into a Master Vendor Agreement ("Vendor Agreement"). Under the Vendor Agreement, Prima will sell to KPCCD at cost all of KPCCD's requirements of international prepaid calling cards for up to one year after January 7, 2005. The Company has guaranteed the obligations of KPCCD under the Vendor Agreement. The Vendor Agreement can be terminated prior to its one year term under certain conditions.

We have since our inception earned limited revenues and have incurred substantial recurring operating losses, including net losses of $10,580,372 and $17,537,775 for the years ended December 31, 2004 and 2003, respectively. Additionally, we have an accumulated deficit of $100,977,153 at December 31, 2004.

As of March 30, 2005, after reviewing the Company's cash flow projections, the Company adopted a plan designed to insure that we have sufficient working capital to support a reduced level of operations through March 2006. As of March 31, 2005 we had $1,012,000 in cash. Elements of the plan include: 1) maximizing of KPCCD's international calling card profits since the acquisition of KPCCD on January 7, 2005, 2) reduce the level of operating expenses by relocating our hosting facility from an off site location to an on-site location, and 3) elimination of employee positions.

In addition, the Company is pursuing various action items to improve its liquidity in conjunction with beginning to execute its business strategy. Those action items include pursuing the Telco Group acquisition and obtaining sufficient financing to cover the costs of such acquisition and provide a sufficient surplus to address the Company's liquidity requirements. The Company is also pursuing other sources of capital in the form of a private placement unrelated to the Telco Group acquisition to address the Company's liquidity requirements.

However, no assurance can be given that the Company will conclude the acquisition or will be able meet its revenue and cash flow projections, reduce its cost structure as presently configured or that unforeseen liabilities or expenses will not arise, or raise additional capital on satisfactory terms. Should the Company be unable to raise additional debt or equity financing, it will be forced to seek a strategic buyer, a merger or cease operations.

We are incorporated in the State of Delaware and have our headquarters in Plymouth Meeting, Pennsylvania. We commenced operations in August 1993, and had our initial public offering in March, 1996. In this report, unless the context otherwise requires, the terms "we", "us", "our", "the Company" and "SmartServ" refer to SmartServ Online, Inc. and its subsidiaries. References to nReach refer to nReach, Inc., a Colorado corporation and references to KPCCD refer to KPCCD, Inc. (our wholly owned subsidiaries). We completed a one-for-six reverse stock split effective November 25, 2003. Unless otherwise noted, descriptions of shareholdings and convertible securities reflect such one-for-six reverse stock split.

Industry Overview

The U.S. wireless market is now over $110 billion in annual sales. Over 150 million U.S. consumers own or have access to a cell phone. Household penetration is over 50% and on average U.S. wireless subscribers now spend more minutes talking on their cell phones than they do on traditional landlines. Dynamics within the overall wireless market however are changing.

While overall wireless penetration growth in the U.S. is slowing, the prepaid segment of the market has emerged as the high growth segment. Prepaid sales have gone from a standing start to approximately $10 billion annually since the late 1990's.

Industry analysts forecast that U.S. prepaid market growth will escalate, doubling over the next three years. At these growth rates the prepaid wireless market will generate well over $1 billion in new market opportunity each year over the next three to five years. Even after five years of this rapid projected growth, the prepaid segment will still be significantly below international penetration rates (in Western Europe and Latin America prepaid represents between 50% and 75% of the wireless user base).

Our MVNO business strategy targets the large market convergence of prepaid wireless, international long distance calling and premium mobile content usage:

      o Prepaid wireless is changing the dynamics of the entire wireless market. By offering pay-as-you-go flexibility and cost control without the need for credit checks or multi-year contracts, prepaid has become the fastest growth segment in the wireless market. The prepaid segment is forecast by industry experts to grow from approximately $10 billion in 2004 to between $20 billion and $25 billion over the next 3 years.

      o The international long distance business in the U.S. is approximately $8 billion. According to the FCC, international long distance volume has greatly expanded over the past 20 years from about 200 million to more than 6.2 billion calls per year. The prepaid portion of the international long distance market (approximately $2 billion) is a crucial service demanded by many of the more than 30 million immigrants living in the United States for making calls to friends and family in their country of origin. As a value added service integrated into UPHONIA(TM) phones, it is an attractive feature to bring subscribers to the UPHONIA(TM) brand.

      o The global mobile content business is approximately $4 billion. The U.S. market is still at a very early stage in its life cycle, ranging between $100 million and $200 million based on various industry estimates. Mobile content has lifestyle appeal and represents a way to attract and retain wireless users by providing the ability to personalize a cell phone with ringtones, images, mobile games and dynamic applications. Our MVNO plans include providing customized content that will appeal to the ethnic immigrant market.

Our business model focuses on acquiring and holding the prepaid wireless subscriber. International long distance services and premium mobile content offerings will be utilized as bundled "value-added" features to attract and retain the target market to the brand.

Strategy

Our goal is to build a large wireless subscriber base by providing value-added prepaid wireless services to the urban ethnic, immigrant target market. The basic strategic principles that we have established to achieve this goal are:

      o Deliver products to the target market with straightforward, simple rate plans that cut through the complexity of current prepaid wireless programs.

      o Utilize the technology, operations and systems infrastructure of SmartServ and our affiliates to bundle value-added features including discounted international long distance and mobile content with premium handsets and mobile phone service.

      o Focus on the underserved urban ethnic, immigrant market that shops in small format retailers and smaller chains that do not get primary focus from large carriers and are often left with inferior "white label/generic" product choices from 2nd tier resellers.

Access to the prepaid international calling card distribution network via KPCCD and our mobile content distribution and aggregation capabilities are important elements of this overall strategy.

Our products will be marketed under the UPHONIA(TM) brand name. The name was developed to accomplish important consumer product branding objectives. The UPHONIA(TM) brand has been well received both by our prepaid card distributor network and on-line at the Uphonia.com mobile content website. The brand name was developed to deliver premium, contemporary imagery for the youth and ethnic segments, to appeal to a broad range of ethnic immigrant consumer segments, and to retain appeal for the broader wireless market.

Technology Platform

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

In addition to the delivery of applications, our platform allows us to deliver content to most cell phones. We have created and deployed software capable of delivering mobile content (including ring tones, wallpapers and games) to over 200 different handsets through the networks of over 12 carriers.

In support of our application and content sales, we have developed an extensive customer support queue management system, and interfaces to partners to process consumer payments (credit card and PayPal transactions).

Wireless carriers and service providers require that the back-end services that deliver content and applications be reliably available on a 24/7 basis. In the past we have hosted our applications in a data center that features carrier-grade fault tolerance and redundancy. Every critical hardware and software system in the SmartServ platform is designed to be redundant. From a hardware perspective, our platform has been able to maintain its uptime because of our substantial investment in redundant power sources, middleware and application servers that mirror one another, and fault-tolerant storage arrays. We believe that no single point of failure has existed in our hardware platform. From a software perspective, our platform provides internal staff and interested application partners with a set of monitoring tools that provide real-time information about our data center's status. Additionally, we have built an application deployment process that allows new applications and application upgrades to be distributed with little or no downtime.

As part of our cost reduction plan, we intend to host our systems on-site. We intend to build redundancy systems similar to off-site facilities, although no assurance can be given we will be able to host on-site to the same quality level.

Competition and Competitive Risk

Within the prepaid wireless market, there are two main types of service providers. Mobile Network Operators (MNO's) include the major national and regional wireless carriers that own wireless spectrum licenses and significant network infrastructure. Mobile Virtual Network Operators (MVNO's) do not own wireless spectrum nor do they operate their own networks, but rather contract with MNO's to lease wireless minutes which they then supply to their own subscribers under their own brands. While the prepaid wireless sector in the U.S. is expected to grow rapidly over the next several years, the MVNO sub-segment is expected to contribute disproportionately to this expansion.

Following in the footsteps of European operators such as British Telecom, which has an MVNO agreement with Vodafone, MVNO's are starting to blossom in the U.S. market. Virgin Mobile, the best known MVNO in the U.S., has exceeded the 2 million subscriber mark, after launching its service just several years ago.

Virgin Mobile and TracFone have been the most visible of the wireless resellers in the U.S. prepaid business. Virgin has been attacking the youth segment with a simple pricing plan and a promotion of its strong content affiliation with MTV.

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

In addition to TracFone and Virgin Mobile many companies now offer MVNO products for sale in the U.S. Other entrants, as well as nationally-recognized brands in retail and other non-wireless sectors, are also being attracted to the market.

We also face competition from the wireless carriers themselves, all of whom offer prepaid wireless services, and separately, mobile content and applications. The principal competitive factors in the MVNO sector include quality of service, price of mobile handsets and prepaid minutes, amount and type of features provided, quality and type of mobile handset provided, ease of use, access to distribution channels, brand recognition, and reliability among other factors.

Overall the size and growth of the prepaid wireless sector is expected to continue to attract many competitors and robust competition for the prepaid wireless subscriber.

Proprietary Rights

We have filed an application to trademark our UphoniaTM.

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

Employees

As of March 1, 2005, we employed a total of 21 people, all of whom were employed in the United States. Fifteen employees are at SmartServ headquarters and 6 are employed at KPCCD. As part of our cost reduction plan, we intend to reduce the number of employees at our headquarters. If we are able to raise additional capital to launch our MVNO business, we anticipate that staffing requirements associated with the implementation of our plan of operation will require the addition of approximately 3 people and the replacement of our terminated headquarters employees. None of our employees are covered by a collective bargaining agreement, and we believe that our relationship with our employees is satisfactory.

Item 2. Description of Property

We occupy approximately 4,400 square feet in a leased facility located in Plymouth Meeting, Pennsylvania. This is our headquarters and the lease expires in September 2007. nReach leases approximately 4,077 square feet in a facility located in Lakewood, Colorado. The lease expires on July 31, 2007. In November 2004, we entered into a lease to sublet the entire space through July 31, 2007. On January 7, 2005, we acquired KPCCD. KPCCD occupies approximately 1,500 square feet in a facility leased from the former owner of KPCCD located in Jackson Heights, New York. The lease expires on December 31, 2005.

Item 3. Legal Proceedings

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

In August of 2003, we entered into a Stipulation of Arbitration with Brauning Inc., Mike Silva and Todd Peterson, former consultants to us (collectively, the "Claimants"), pursuant to which we and the Claimants agreed to resolve, in a binding arbitration proceeding, the Claimants' demand for damages resulting from an alleged breach of contract and a failure by us to timely register the shares of common stock underlying certain consulting warrants issued by us to the Claimants. Although we believe that the shares underlying the warrants were timely registered, and that the Claimants demand is without merit, we have reached an agreement to settle this matter in order to avoid the uncertainties of litigation. Under the terms of the settlement agreement, dated February 27, 2004, we issued 60,000 shares of our common stock in satisfaction of the claim, and we paid Claimants $45,000 for certain wireless industry consulting reports. We also granted registration rights to the recipients of such 60,000 shares.

On or about March 22, 2004, Jenkens & Gilchrist Parker Chapin, LLP, our former legal counsel, filed a complaint against us in the Supreme Court of the State of New York, County of New York. The complaint requested payment of unpaid invoices for legal services in the amount of $599,244. In November 2004, the claim was settled in full for $300,000.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 2004.

                                     Part II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

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

The following table sets forth the high and low prices for the common stock during the periods indicated as reported by the Nasdaq SmallCap Market and the OTC Bulletin Board, as applicable. All amounts reflect the one-for-six reverse stock split effective November 25, 2003.

                                                        Common Stock
                                                   High              Low
                                                   -----            -----
       Year Ended December 31, 2004
       ----------------------------
       First Quarter                               $4.25            $1.35
       Second Quarter                               4.00             2.05
       Third Quarter                                2.40             1.00
       Fourth Quarter                               3.20             1.02

       Year Ended December 31, 2003
       ----------------------------
       First Quarter                              $10.44            $4.86
       Second Quarter                               7.50             2.52
       Third Quarter                                3.06             1.02
       Fourth Quarter                               3.00             1.15

As of March 1, 2005, we had 5,349,392 shares of common stock outstanding held by approximately 152 record holders.

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

Recent Sales of Unregistered Securities

At the time of issuance, each investor or recipient of unregistered securities was either an accredited investor or a sophisticated investor. Each investor had access to our most recent Form 10-KSB, all quarterly and periodic reports filed subsequent to such Form 10-KSB and our most recent proxy materials. Unless otherwise noted below, the shares of common stock and the warrants described below were issued in reliance upon the exemption from registration provided by
Section 4(2) of the Securities Act of 1933, as amended.

In February 2004 in connection with legal consulting services provided by Richard Kerschner and as part of his severance agreement, we entered into a consulting agreement for warrants to purchase 50,000 shares of common stock at $1.65 per share. These warrants vested upon grant and expire in February 2009.

On November 4, 2004, we engaged Jefferies & Company, Inc. to advise us on strategic growth opportunities, financing and capital resources and significant merger and acquisition candidates. In connection with that engagement and in partial payment for providing those services, we issued 125,000 shares of common stock. The agreement calls for the issuance of up to an additional 325,000 shares of common stock upon the achievement of certain milestones and services that may occur in 2005.

In December 2004, in connection with engaging Vineberg Communications to provide public relations services we issued three immediately exercisable warrants to purchase 7,500, 16,822 and 7,500 shares of common stock at $2.40, $1.07 and $2.40 per share, respectively and expiring in June 2007, September 2007, and December 2007, respectively.

In December 2004, in connection with a proposed settlement for liquidated damages related to a failure to have the Company's SB-2 Registration Statement declared effective by the SEC, we established a pool of warrants to purchase 1,000,000 shares of common stock at $2.50 per share for allocation among our shareholders that participated in our 2003 bridge and Series A Convertible Preferred Stock financings. The warrants expire in December 2006. As of March 1, 2005, 69% of the representative warrant ownership of the 1,000,000 warrants responded to the proposal and of that amount, 4% declined the proposal. The remaining 31% have not responded to the offer.

In December 2004, Global Capital Funding, LP exercised 130,000 warrants of its 257,333 warrants at $1.50 each and the Company issued 130,000 shares of common stock.

During the quarter ended December 31, 2004, three holders of Series A Convertible Preferred Stock converted them and the Company issued 142,093 shares of common stock.

In connection with consulting services to be provided by M. Ezzat Jalled we entered into a consulting agreement dated June 2004 for warrants to purchase 100,000 shares of common stock, at $1.50 per share, and expiring in May 2006. In December 2004 these warrants were cancelled since the required consulting services were never performed.

The following chart describes our repurchases of our common stock during the fourth quarter ended December 31, 2004.

                           SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES
----------------------------------------------------------------------------------------------------------------------
                                                                                              (d) Maximum Number (or
                                                                       (c) Total Number of      Approximate Dollar
                                                                       Shares Purchased as     Value) of Shares that
         Period           (a) Total Number of    (b) Average Price       Part of Publicly      May Yet Be Purchased
                            Shares Purchased       Paid per Share       Announced Plans or      Under the Plans or
                                                                             Programs                Programs
----------------------------------------------------------------------------------------------------------------------
10/1/04 - 10/31/04               94,706(1)            $1.01(1)                  0                        0
----------------------------------------------------------------------------------------------------------------------
11/1/04 - 11/30/04                 0                     0                      0                        0
----------------------------------------------------------------------------------------------------------------------
12/1/04 - 12/31/04                 0                     0                      0                        0
----------------------------------------------------------------------------------------------------------------------
Total                            94,706                  --                     0                        0
----------------------------------------------------------------------------------------------------------------------

(1) These shares were acquired from Sebastian E. Cassetta, our former Chief Executive Officer and Director, in connection with his Separation Agreement of August 2003. The shares were issued to Mr. Cassetta pursuant to a Restricted Stock Agreement and in exchange for a note in the original principal amount of $457,497. The outstanding amount of principal on the note ($95,653) was cancelled upon delivery by Mr. Cassetta to SmartServ of the 94,706 shares of restricted stock that secured the note.

Item 6. Management's Discussion and Analysis or Plan of Operations

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

We are a Mobile Virtual Network Operator (MVNO) which is a mobile operator that does not own or operate supporting infrastructure such as cell towers and related support systems. We intend to launch an innovative prepaid wireless service in 2005 under the brand name UPHONIA(TM). We intend to give consumers a better choice in mobile phone service by bundling flexible prepaid minute plans, free mobile content and discounted international long distance. With our UPHONIA(TM) mobile phone service, prepaid customers will get the premium features not usually available at the micro-retailers where they shop:

      o Our UPHONIA(TM) brand will provide consumers flexible prepaid minute plans - UPHONIA(TM) customers do not sign up for one preset monthly contract, but instead are able to decide how many minutes they want each time they purchase additional minutes.

      o UPHONIA(TM) customers can personalize their cell phones with thousands of ringtones, images, games and graphics. SmartServ makes it easy for UPHONIA(TM) customers to download mobile content for free - online at the UPHONIA(TM).com mobile content website, in-stores from UPHONIA(TM) mobile content kiosks, or right from their UPHONIA(TM) phones.

      o UPHONIA(TM) customers will also be able to access discounted international long distance through their UPHONIA(TM) phones.

We have an agreement with Sprint to utilize Sprint's Nationwide PCS Network for its prepaid mobile phone service. Under this agreement, Sprint wholesales wireless minutes from their network directly to SmartServ for resale to its UPHONIA(TM) customers. SmartServ benefits from this agreement by receiving access to Sprint's enhanced nationwide network with turnkey reliability and performance. As an MVNO, SmartServ has the advantage of market access without the need to build the telecom infrastructure necessary to originate and terminate domestic wireless calls. Sprint benefits by gaining a distribution and marketing partner that is focused on market development in a niche that is secondary to Sprint (i.e., the immigrant, urban ethnic and youth markets). The agreement requires $1,000,000 in the form of a letter of credit to secure our obligations under the Sprint contract which we have yet to provide. . We also design, develop and distribute software and services that enable the delivery to wireless devices of various content, with special emphasis on cell phones. The content which we provide includes premium content such as ringtones, images and games, and dynamic changing content such as horoscopes, lottery results and weather reports. Historically, we have licensed our applications, content, and related services to wireless carriers and enterprises. We have revenue sharing license agreements with wireless carriers such as Verizon Wireless, AT&T Wireless, Nextel, and ALLTEL Wireless, that allow us to deliver our services and branded content to a wide base of consumer cell phone users. For enterprises, we have in the past offered solutions that deliver financial market data, proprietary internal documents and other useful information to mobile workers, although this no longer comprises a core part of our business or strategy.

We have since our inception earned limited revenues and have incurred substantial recurring operating losses, including net losses of $10,580,372and $17,537,775 for the years ended December 31, 2004 and 2003, respectively. Additionally, we have an accumulated deficit of $100,977,153 at December 31, 2004.

As of March 30, 2005, after reviewing the Company's cash flow projections, the Company adopted a plan designed to insure that we have sufficient working capital to support a reduced level of operations through March 2006. As of March 31, 2005 we had $1,012,000 in cash. Elements of the plan include: 1) maximizing of KPCCD's international calling card profits since the acquisition of KPCCD on January 7, 2005, 2) reduce the level of operating expenses by relocating our hosting facility from an off site location to an on-site location, and 3) elimination of employee positions.

In addition, the Company is pursuing various action items to improve its liquidity in conjunction with beginning to execute its business strategy. Those action items include pursuing the Telco Group acquisition and obtaining sufficient financing to cover the costs of such acquisition and provide a sufficient surplus to address the Company's liquidity requirements. The Company is also pursuing other sources of capital in the form of a private placement unrelated to the Telco Group acquisition to address the Company's liquidity requirements.

However, no assurance can be given that the Company will conclude the acquisition or will be able meet its revenue and cash flow projections, reduce its cost structure as presently configured or that unforeseen liabilities or expenses will not arise, or raise additional capital on satisfactory terms. Should the Company be unable to raise additional debt or equity financing, it will be forced to seek a strategic buyer, a merger or cease operations.

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

t 0 0 To augment our capabilities, we acquired Colorado based nReach, Inc. on February 28, 2004 in exchange for 500,002 shares of our common stock. We also agreed to an earnout schedule to pay up to an additional 916,667 shares of our common stock in the event we reach certain revenue targets within five fiscal quarters following the closing of this transaction at the rate of one share of our common stock for every dollar of our revenue in excess of $2,700,000 (the "Earnout Trigger") during such five fiscal quarters. Management believes that due to nReach's performance issues to date the Earnout Trigger will not be paid. In addition to the liabilities set forth in the financial statements of nReach, we assumed (i) ordinary course liabilities since November 30, 2003, (ii) taxes accrued on earnings since December 31, 2002 which were not yet due and payable as of the closing date, (iii) expenses incurred to accountants and attorneys in the transaction not to exceed $25,000, and (iv) short term borrowings up to $75,000 due to an nReach shareholder. nReach is a wireless content distribution company that offers a broad portfolio of popular mass-market cell phone content, including ringtones, games, and on-device images both direct to the consumer and through wireless carriers.

On January 7, 2005, we acquired KPCCD, Inc., a New York City-based distributor of international prepaid calling cards. Founded in 1998, KPCCD distributes international prepaid calling cards through a network of hundreds of retail outlets along the East Coast. We believe that the acquisition of KPCCD will expand our distribution network for our planned prepaid wireless products and services. The acquisition of KPCCD is expected to add as much as approximately $3 million in monthly revenue. In connection with the closing of the transaction on January 7, 2005, KPCCD, the sellers of KPCCD and Prima Communications, Inc. ("Prima"), a company controlled by the sellers, entered into a Master Vendor Agreement ("Vendor Agreement"). Under the Vendor Agreement, Prima will sell to KPCCD at cost all of KPCCD's requirements of international prepaid calling cards for up to one year after January 7, 2005. The Company has guaranteed the obligations of KPCCD under the Vendor Agreement. The Vendor Agreement can be terminated prior to its one year term under certain conditions.

On November 17, 2004, we also signed a non-binding letter of intent to acquire Telco Group, Inc., and affiliates. Telco Group, Inc. is a New York-based provider of pay-as-you-go wireless telecommunications services, prepaid international long distance, nationwide dial around long distance and nationwide dial up high speed internet services. This acquisition, if completed, is expected to add approximately $300 million in annual revenues. While the letter of intent has expired, the acquisition discussions are continuing with Telco Group. The closing of this acquisition is subject to customary closing conditions for this type of transaction, including the negotiation and execution of a binding purchase agreement. In addition, we must secure financing to obtain the necessary funds to pay for this acquisition and provide working capital for the combined company. There can be no assurance that these conditions will be met and the closing will occur.

While we continued to support our lifestyle offerings of BREW and J2ME applications in 2004, we augmented this set of offerings with the ability to deliver static content (ringtones, graphics, and games). In August 2004, we launched a consumer web site to sell this static content (http://www.uphonia.com). Our ability to deliver this type of static content allows us to sell directly to the consumer, removing the necessity of having to broker these transactions through the wirelesses carriers. Additionally, it is our expectation that this static content will become a key feature of our branded wireless service when we launch our planned MVNO service in 2005. While we maintain our BREW and J2ME infrastructure we have not undertaken the expense to certify these applications for new phones since June, 2004.

As of March 1, 2005, we employed a total of 21 people, all of whom were employed in the United States. Fifteen employees are at SmartServ headquarters and 6 are employed at KPCCD. As part of our cost reduction plan, we intend to reduce the number of employees at our headquarters. If we are able to raise additional capital to launch our MVNO business, we anticipate that staffing requirements associated with the implementation of our plan of operation will require the addition of approximately 3 people and the replacement of our terminated headquarters employees. None of our employees are covered by a collective bargaining agreement, and we believe that our relationship with our employees is satisfactory.

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

Selected Financial Data

                                                          Year Ended December 31
                                                     -------------------------------
                                                          2004              2003
                                                     -------------------------------
      Statement of Operating Data:

      Revenues                                       $     358,646     $     709,388
                                                     -------------------------------

      Costs and expenses
        Operating costs                                 (5,684,704)       (6,882,722)
        Stock based compensation                        (2,026,337)         (374,569)
        Impairment of capital assets and                        --        (1,548,473)
        capitalized software
                                                     -------------------------------

      Total costs and expenses                          (7,711,041)       (8,805,764)
                                                     -------------------------------

      Loss from operations                              (7,352,395)       (8,096,376)
                                                     -------------------------------

      Net interest expense and other financing          (3,031,177)      (10,121,221)
         costs
      Legal settlement                                    (196,800)               --
      Gain from extinguishment of debt                          --           305,822
      Insurance recovery                                        --           374,000
                                                     -------------------------------
      Net loss                                       $ (10,580,372)    $ (17,537,775)
                                                     ===============================
      Preferred stock dividend accrued                  (4,108,399)               --
                                                     -------------------------------
      Net loss applicable to common shareholders     $ (14,688,771)    $ (17,537,775)
                                                     ===============================
      Basic loss per share                           $       (4.94)    $       (8.46)
                                                     ===============================

      Diluted loss per share(1)                      $       (4.94)    $       (8.46)
                                                     ===============================

      Weighted average shares outstanding - basic        2,972,254         2,073,448
                                                     ===============================

      Weighted average shares outstanding -              2,972,254         2,073,448
         diluted(1)
                                                     ===============================

      Balance Sheet Data:
      Total assets                                   $   3,337,514     $     836,685
      Notes payable                                         50,313         3,340,430
      Accumulated deficit                             (100,977,153)      (90,396,781)
      Stockholders' equity (deficiency)                  1,421,425        (5,469,387)

------------------

1 Outstanding employee stock options and other warrants to purchase an aggregate of 20,762,061 and 4,447,416 shares of common stock at December 31, 2004 and 2003, respectively, were not included in the computation of the diluted loss per share because either we reported a loss for the period or their exercise prices were greater than the average market price of the common stock and therefore would be antidilutive.

Year Ended December 31, 2004 versus Year Ended December 31, 2003

During the year ended December 31, 2004, we recorded revenues of $358,646, a 49% decrease over revenues of $709,388 for the year ended December 31, 2003. Of such 2004 revenues, virtually all were earned through our licensing agreement with Qualcomm. Of such 2003 revenues, $263,000, $188,500, $136,300 and $108,000 were earned through our licensing agreements with Salomon Smith Barney, Qualcomm, CitiGroup Global and Wireless Retail Pins, respectively.

During the year ended December 31, 2004, we incurred costs of services of $2,137,777, a decrease of 22% over cost of services of $2,732,571 for the year ended December 31, 2003. Such costs decreased primarily due to reductions in consulting costs incurred in connection with the development of our systems' architecture and application platform. Components of the costs of service category consist primarily of information and communication costs ($321,152), personnel costs ($1,055,657), consulting costs ($255,507), rent and facilities ($102,369) and web-site costs ($257,738). During the year ended December 31, 2003, we incurred costs of services of $2,732,571. Components of these costs consisted primarily of information and communication costs ($640,200), personnel costs ($1,142,600), computer hardware leases, depreciation and maintenance costs, and amortization expenses relating to capitalized software development costs ($800,586).

During the year ended December 31, 2004, we incurred sales and marketing expenses of $522,419, an increase of 13% over $460,836 incurred for the year ended December 31, 2003. Such costs increased primarily due to an increase in public relations and trade show expenses. Components of the sales and marketing category consist primarily of personnel costs ($269,078), public relations costs ($135,262), trade show costs ($75,591) and travel ($21,854). During the year ended December 31, 2003, components of the sales and marketing category consist primarily of personnel costs ($333,700), marketing consultants ($51,700), advertising ($18,100) and travel ($39,900).

During the year ended December 31, 2004, we incurred general and administrative expenses of $2,932,636, a decrease of 12% over the year ended December 31, 2003. Such costs decreased primarily due to a reduction in personnel costs, a reduction in professional fees and a reduction in facilities costs related to the relocation of our headquarters from Stamford, Connecticut to Plymouth
Meeting, Pennsylvania. Components of the general and administrative category consist primarily of personnel costs ($654,793), consulting fees ($1,745,606) professional fees ($678,792), facilities ($75,116), insurance ($112,571), amortization of intangibles ($123,201), investor relations costs ($36,614), travel costs ($34,667), communications costs ($78,370), and the write-off of an uncollectible receivable ($44,941). These costs were offset by a reduction of aged accounts payable negotiated with vendors to settle outstanding accounts payable amounting to $746,189. During the year ended December 31, 2003, we incurred general and administrative expenses of $3,335,109. Components of these costs consisted primarily of personnel costs ($665,100), professional fess ($1,234,500) facilities ($440,400), insurance ($220,100), computer hardware leases, depreciation and maintenance costs ($103,400), travel ($56,700) and communications costs ($55,900).

During the year ended December 31, 2004, the net noncash charge for stock-based compensation amounted to $2,026,337 compared to a net noncash charge of $374,569 during the year ended December 31, 2003. Such noncash amounts are primarily related to the valuation of stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to
Employees" ("APB No. 25"). Certain employee stock options are subject to the variable plan requirements of APB No. 25, and therefore, compensation expense is recognized for changes in the fair value of our common stock. Noncash charges for consulting services for the year ended December 31, 2004 and 2003 were $1,062,133 and $600,400, respectively, resulting primarily from the issuance of warrants to purchase common stock to various financial, marketing and technical consultants.

Interest income for the year ended December 31, 2004 and 2003 amounted to $23,196 and $11,601, respectively. Such amounts were earned primarily from our investments in highly liquid commercial paper, and money fund accounts. During the year ended December 31, 2004 and 2003, interest expense and other financing costs were $3,054,373 and $10,132,872, respectively. During the year ended December 31, 2004, interest and other financing costs were incurred primarily in connection with the completion, in February 2004, of a $10 million private offering of investment Units in the 2004 Private Placement. During the year ended December 31, 2003, interest and other financing costs were incurred in connection with the convertible bridge notes issued in February, May, June, September and November 2003 in anticipation of closing our funding raise of $10 million in February 2004.

Basic and diluted loss per share was $4.94 for the year ended December 31, 2004 compared to a basic and diluted loss per share of $8.46 for the year ended December 31, 2003. The weighted average shares outstanding increased to 2,972,254 for the year ended December 31, 2004 from 2,073,448 weighted average shares outstanding for the year ended December 31, 2003.

Capital Resources and Liquidity

Cash Flow

At December 31, 2004 and 2003, the Company had cash of $1,792,856 and $139,178, respectively. Net cash used in operations was $5,474,363 for the year ended
December 31, 2004 compared to $3,929,136 during the year ended December 31, 2003. The primary reason for this increase was the Company's reduction of its accounts payables through payment, and negotiated settlements with vendors. Net cash used for investing activities amounted to $46,826 for the purchase of equipment and $100,000 for the purchase of nReach during the year ended December 31, 2004. Net cash provided by financing activities was $7,374,564 during the year ended December 31, 2004 compared to $3,913,555 during the year ended December31, 2003. Details of financing activities included cash in the amount of $1,411,711 used for the repayment of notes payable and accrued interest while net cash provided by financing activities included $8,591,275 from the sale of Series A and related warrants and $195,000 from the exercise of warrants.. During the year ended December 31, 2003, we issued convertible notes in the amount of $3,340,400. Additionally, warrant holders provided funds aggregating $376,000 through the exercise of warrants during the year ended December 31, 2003.

Capital Raising and Other Transactions

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

In September 2002, we issued Units consisting of 647,368 shares of our common stock and warrants to purchase 323,685 shares of common stock, exercisable at $5.10 through September 8, 2007, to 22 accredited investors at a purchase price of $5.4750 per Unit. Gross proceeds from this transaction amounted to $3,544,346. We agreed to pay fees consisting of $249,050, an expense allowance of $25,000, and warrants to purchase 73,008 shares of common stock at an exercise price of $5.10 per share, expiring on September 8, 2007, as compensation to certain individuals and entities that acted as finders. Additionally, we incurred costs and other fees of $28,000 in connection with this transaction. The warrants expire in September 2007 and are not callable by us. Therefore, they cannot be relied upon by the Company as a definite source of capital. The warrant holders may choose to exercise their warrants if the market price of the Company's common stock exceeds the exercise price of the warrant. From January 1, 2003 through April, 2003, warrants issued in September, 2002 for the purchase of 73,731 shares of common stock were exercised. Proceeds from such exercises were $376,000.

In January 2003, we issued a note to Steven B. Rosner in consideration of $70,000. Proceeds from the note were used for working capital. The debt was evidenced by an unsecured note bearing an interest rate of 12% per annum and was repaid in February 2003.

In February 2003, we issued a convertible note to Global Capital Funding Group, LP ("Global") in consideration for the receipt of $1 million. The note bore interest at the rate of 10% per annum, was secured by our assets, exclusive of our internally developed software products. As additional consideration, we issued Global a warrant for the purchase of 33,333 shares of our common stock at an exercise price of $9.66 per share. The warrant issued to Global contains certain antidilution provisions and expires on February 14, 2006. Alpine Capital Partners, Inc. ("Alpine") received a finder's fee of $70,000, representing 7% of the aggregate purchase price of the convertible note, and a warrant to purchase 15,167 shares of common stock exercisable at $9.66 per share, expiring on February 14, 2005, in connection with this transaction. In April 2003, we borrowed an additional $250,000 from Global and amended the convertible note to include such amount. As additional consideration, we issued Global a warrant for the purchase of 3,333 shares of our common stock at an exercise price of $7.20 per share. In connection with Alpine Capital's claim for a finder's fee in connection with the April 2003 amendment, Alpine received a warrant in July 2004 to purchase 40,000 shares of our common stock at $1.50 per share expiring July 8, 2009. This warrant was valued at $72,128. Proceeds from the notes were used for working capital purposes. In November 2003, in connection with the sale of Units in the November 2003 bridge financing and the sale of Units in the 2004 Private Placement, we required the consent of Global. As an inducement to obtain its consent, we issued Global a warrant to purchase 16,667 shares of common stock at an exercise price of $2.40 per share. During February 2004, the note, as amended, matured and was paid off in full including accrued interest.

In February 2003, we issued 20,590 shares of common stock to 5 vendors in settlement of our obligations, aggregating $164,000, to such vendors.

In May 2003, in consideration of $358,000, we issued 3.58 Units consisting of convertible notes and warrants to purchase common stock ("May Units") to 8 investors. Each May Unit consisted of a $100,000 convertible note and a warrant to purchase 33,333 shares our common stock. The convertible notes bore interest at 8% per annum, were convertible into our common stock at $4.464 (the average of the closing bid prices of our common stock for the 5 days prior to the closing of the transaction) per share and were to mature on the earlier of November 19, 2003 or the closing of an equity placement of not less than $3 million. The warrants are exercisable at $4.464 per share and expire on May 19, 2006. In June 2003, in consideration of $1,142,000, we issued 11.42 Units ("June Units") to 20 accredited investors. Each June Unit also consisted of a $100,000 convertible note and a warrant to purchase 33,333 shares of our common stock. The convertible notes bore interest at 8% per annum, were convertible into our common stock at $4.764 (the average of the closing bid prices of the our common stock for the 5 days prior to the closing of the transaction) per share and were to mature on the earlier of November 19, 2003 or the closing of an equity placement of not less than $3 million. During June 2003 in connection with the Company's potential de-listing from the Nasdaq SmallCap Stock Market, the Company issued to each investor in the May and June 2003 transactions a Contingent Warrant to purchase 25,000 shares of common stock for each Unit purchased exercisable upon such de-listing (and if re-listing did not occur with 90 days thereafter) at an exercise price of $4.464 per share and expiring May 18, 2006. The Company was de-listed from the Nasdaq SmallCap Stock Market on June 26, 2003, and did not re-list within 90 days thereafter. In November 2003, the Company, as an inducement to extend the maturity date of the notes to February 19, 2004, offered the note holders a warrant to purchase additional shares of common stock in an amount equal to 25% of the number of shares into which the notes purchased in the Unit are convertible. Spencer Trask Ventures, Inc. ("Spencer Trask"), Steven B. Rosner and Richard Berland acted as finders for the May and June 2003 transactions. As consideration therefore, the finders received their proportionate share of (i) a cash fee of $150,000, or 10% of the aggregate purchase price of the Units sold; (ii) warrants to purchase 510,158 shares of our common stock at an exercise price of $1.50 per share; and (iii) 5,555 shares of unregistered common stock per Unit sold. These warrants provide for cashless exercise and expire 5 years from the date of grant. In addition, Spencer Trask received a non-accountable expense allowance of $45,000, or 3% of the aggregate proceeds of all Units sold in the May and June 2003 transactions. Proceeds from the sale of the Units were used for working capital purposes.

On September 16, 2003, we issued 7.4 Units in a financing transaction consisting of an offering of up to 12 Units comprised of a $50,000 convertible note and a warrant to purchase 16,667 shares of our common stock. On September 19, 2003, we issued the remaining 4.6 Units of the financing transaction (collectively the "September Transaction"). The Units were sold to accredited investors for an aggregate of $600,000. Holders of the notes had the right to convert the notes into shares of common stock at a price equal to $1.896 per share for the notes issued on September 16, 2003 and $1.920 per share for the notes issued on September 19, 2003. The convertible notes bore interest at 8% per annum, and the maturity date of the notes was the earlier of November 19, 2003 or the completion of an equity placement of at least $3 million, at which time the notes would automatically convert into the equity placement. Holders of the warrants have the right to exercise the warrants into shares of common stock at a price equal to $1.50 per share, and the warrants expire 3 years after the date of grant. Finders' compensation to Spencer Trask and Richard Berland for the September Transaction consisted of (i) a cash fee of $60,000, or 10% of the aggregate purchase price of all of the Units; (ii) warrants to purchase 102,988 shares of common stock, or 20% of the shares of common stock underlying the securities in the Units sold, at exercise prices ranging from $1.50 to $1.90 per share and expiring 5 years from the date of grant; and (iii) 2,778 shares of unregistered common stock per Unit sold. In addition, Spencer Trask received a non-accountable expense allowance of $18,000, or 3% of the aggregate proceeds of all Units sold in the September Transaction. All of the notes and the warrants have full ratchet anti-dilution protection. In November 2003, as an inducement to extend the maturity date of the notes to February 19, 2004, we granted the noteholders a warrant to purchase additional shares of common stock in an amount equal to 25% of the number of shares into which the notes purchased in the Unit are convertible.

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

In February 2004, we completed the closing of a $10 million private offering of investment Units at the price of $15 per Unit. Each Unit consists of (i) one share of Series A convertible preferred stock, $.01 par value, each of which is initially convertible into 10 shares of common stock, and (ii) one warrant for the purchase of 10 shares of common stock. The Series A receives dividends at the rate of 8% per year payable quarterly in cash or, in our sole discretion, in registered shares of our common stock Dividends accrued on the Series A preferred stock amounted to $909,337 as of December 31, 2004. While these dividends have not been paid, we intend to pay these dividends with registered shares of common stock when we have a registration statement declared effective by the SEC, which would equal 568,153 shares of common stock as of December 31, 2004. The Series A is entitled to a liquidation preference equal to the purchase price per Unit plus accrued and unpaid dividends. The Series A is not redeemable. The warrants have an exercise price of $2.82 per share and expire in February 2007. The warrants are callable on 30 days prior written notice in the event that the closing bid price of our common stock is at least 250% of their respective exercise prices for a period of 10 consecutive trading days. We also completed the closing of an additional $25,000 private offering of these Units to an accredited investor in March 2004, which Units have the same terms as described above other than the expiration date which will be March 2007. Spencer Trask, the placement agent for the 2004 Private Placement, received compensation consisting of (i) a cash fee of $1,002,500, or 10% of the aggregate purchase price of all of the Units acquired for cash, (ii) a non-accountable expense allowance of $300,750, or 3% of the aggregate proceeds of all Units sold for cash in the transaction, and (iii) warrants to purchase a number of shares of common stock equal to 20% of the shares of common stock underlying the securities in the Units sold for cash, constituting in the aggregate warrants to purchase 1,336,666 shares of common stock at $1.50 per share and warrants to purchase 1,336,666 shares of common stock at $2.82 per share.

While the warrants to purchase common stock issued during the years ended December 31, 2003 and 2004 (excluding warrants issued pursuant to the 2004 Private Placement described above) represent an additional source of capital, they expire between April 2006 and February 2009 and are not callable by us. Therefore, they cannot be relied upon by us as a definite source of capital. The warrant holders may choose to exercise their warrants if the market price of our common stock exceeds the exercise price of the warrant. The warrants issued in the 2004 Private Placement, as described above, are callable on 30 days prior written notice in the event that the closing bid price of our common stock is at least 250% of their respective exercise prices for a period of 10 consecutive trading days.

In March 2004, we completed the acquisition of all of the outstanding stock of nReach Inc., based in Lakewood, Colorado, in exchange for 500,002 shares of our common stock, the assumption and payment of $100,000 of certain obligations of nReach's stockholders and an earn out schedule that may require our payment of up to an additional 916,667 shares of common stock based on certain revenue targets. Management believes that based on performance issues that the additional shares will not come due.

Our inability to timely file or keep registration statements effective has affected the registration rights held by certain of our stockholders and warrant holders. At December 31, 2004 and 2003, we recorded an aggregate of $202,000, and $128,000, respectively for penalties in connection with the aforementioned registration requirements. Such amounts are included in accrued expenses on our balance sheet as of December 31, 2003 and December 31, 2004. While we intend to cure these deficiencies during 2005, penalties may continue to accrue in certain circumstances.

In December 2004, in connection with a proposed settlement for liquidated damages related to a failure to have the Company's SB-2 Registration Statement declared effective by the SEC, we established a pool of warrants to purchase 1,000,000 shares of common stock at $2.50 per share for allocation among our shareholders that participated in our bridge and Series A Convertible Preferred Stock financings. The warrants expire in December 2006. These warrants were valued at $1,782,125. As of March 1, 2005, 31% of the representative warrant ownership of the 1,000,000 warrants have not responded to the proposal and 4% of such representative warrant ownership of the 1,000,000 warrants declined the proposal.

Pursuant to an agreement with a vendor to whom we issued in settlement 60,000 shares of common stock, we were obligated to file a Registration Statement and have it declared effective within the same time frames as required by the terms of the 2004 Private Placement. The Registration Statement was timely filed but it has not been declared effective by the SEC. As a result, we incurred late registration penalties of $2,000 per month, or $8,000 as of December 31, 2004. The late registration penalties are due monthly until the event of default is cured.

Future Capital Needs

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We have since our inception earned limited revenues and have incurred substantial recurring operating losses, including net losses of $10,580,372 and $17,537,775 for the years ended December 31, 2004 and 2003, respectively. Additionally, we have an accumulated deficit of $100,977,153 at December 31, 2004.

As of March 30, 2005, after reviewing the Company's cash flow projections, the Company adopted a plan designed to insure that we have sufficient working capital to support a reduced level of operations through March 2006. As of March 31, 2005 we had $1,012,000 in cash. Elements of the plan include: 1) maximizing of KPCCD's international calling card profits since the acquisition of KPCCD on January 7, 2005, 2) reduce the level of operating expenses by relocating our hosting facility from an off site location to an on-site location, and 3) elimination of employee positions.

In addition, the Company is pursuing various action items to improve its liquidity in conjunction with beginning to execute its business strategy. Those action items include pursuing the Telco Group acquisition and obtaining sufficient financing to cover the costs of such acquisition and provide a sufficient surplus to address the Company's liquidity requirements. The Company is also pursuing other sources of capital in the form of a private placement unrelated to the Telco Group acquisition to address the Company's liquidity requirements.

However, no assurance can be given that the Company will conclude the acquisition or will be able meet its revenue and cash flow projections, reduce its cost structure as presently configured or that unforeseen liabilities or expenses will not arise, or raise additional capital on satisfactory terms. Should the Company be unable to raise additional debt or equity financing, it will be forced to seek a strategic buyer, a merger or cease operations.

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

      o     The price charged when the same element is sold separately and,

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

Certain Factors That May Affect Future Results

Forward-looking statements in this document and those made from time-to-time by our officers are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements concerning future plans or results are necessarily only estimates and actual results could differ materially from expectations. Certain factors that could cause or contribute to such differences include those described below under the heading "Risk Factors" and other risks described in this Annual Report on Form 10-KSB and our other filings with the Securities and Exchange Commission.

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

We may not have sufficient working capital to continue operating

As of March 31, 2005 we had $1,012,000 in cash, which we believe provides sufficient working capital to support a reduced level of operations through March 2006. The Company adopted a plan designed to reduce expenses and maximize KPCCD's international calling card profits.

No assurance can be given that the Company will be able to implement its plans to reduce its level of operations and expenses or that unforeseen liabilities or expenses will not arise. Should the Company not have sufficient working capital, it will be forced to seek a strategic buyer, a merger or cease operations.

Any new capital will dilute existing shareholders.

If we are able to raise additional capital it is likely that the number of our shares or convertible securities we issue to the new investors will materially and significantly dilute our existing shareholders. As a result the ownership interest and voting power of our existing stockholders will materially and significantly decrease.

We have a history of losses and we have never been profitable. If we do not achieve profitability we may not be able to continue our business.

We have, since our inception, earned limited revenues and incurred substantial recurring operating losses, including a net loss of $10,580,372 for the year ended December 31, 2004, and net losses of $17,537,775 and $8,037,173 for the years ended December 31, 2003 and 2002, respectively. Additionally, at December 31, 2004, we had an accumulated deficit of $100,977,153. Losses have resulted principally from expenses incurred in connection with activities aimed at developing our software, information and transactional services, costs associated with our marketing and administrative activities and costs of financing operations. We have incurred substantial expenses and commitments and expect to continue to have negative cash flows from operations. No assurance can be provided that we will be able to develop revenues sufficient to generate positive cash flow from our operations.

We have significant accounts payable obligations.

We used a substantial amount of our working capital to compromise with and pay various creditors. In general, any company that does not pay its creditors in a timely manner is at risk of being forced into an involuntary bankruptcy proceeding instituted by its creditors, which may provide for the liquidation of assets or the reorganization of assets and debts. There can be no assurance that our creditors will not pursue similar actions, and that, in the aggregate, such collection actions by creditors and payments by us to compromise and pay such claims would not have a material adverse impact on our business, financial condition and results of operations, or that we will not be forced into bankruptcy.

We plan to pursue potential acquisitions, and we may not be able to complete or successfully integrate such acquisitions, or achieve the desired results.

Our business plan includes growth through potential strategic acquisitions such as the KPCCD acquisition completed on January 7, 2005 and the nReach acquisition completed on February 28, 2004. We have a limited history of completing acquisitions and mixed results in integrating such acquisitions into our company. We will expend significant management time and financial resources in finding, evaluating, and if appropriate, acquiring companies that can add value to our shareholders. Acquisitions are accompanied by a number of risks, including:

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

      o     potential   unknown   liabilities   associated   with  the  acquired
            businesses; and

      o if we identify suitable acquisition targets, there can be no assurance that we will be able to finance or otherwise complete the acquisitions.

      o Even if we complete such acquisitions, we may not succeed in managing the associated acquisition risks, including but not limited to, the risks described above. Our failure to successfully integrate our acquisitions could have a material adverse effect on our business, financial condition and results of operations. Furthermore, we may issue equity securities or incur additional debt to pay for any future acquisitions. The issuance of equity securities would be dilutive to our existing stockholders and additional debt could have an adverse effect on our balance sheet.

The international long distance and mobile content features that we plan to bundle with our prepaid phone service depends upon third party licensing and/or purchase agreements.

Our mobile content is generally licensed through non-exclusive content distribution agreements. Our planned international long distance feature will rely upon purchase of minutes and related network management support from third party suppliers or acquisition of an international long distance network. Access to these products and services cannot be assured. Failure to maintain access to these products and services through third party suppliers at competitive prices could impact our ability to launch and sell our own products.

In addition, existing and or potential competitors may enter into agreements with these and other providers and thereby acquire the ability to deliver content or long distance features that are substantially similar to those planned by us. The providers of these services may also have competitive products to us and could enter the market with additional competitive products.

Our inability to successfully maintain access to international long distance services and mobile content at competitive prices and to manage related supply agreements and competitive forces could have a material adverse effect on our business, financial condition and results of operations.

Our revenues depend upon our ability to launch our prepaid wireless products and to attract wireless subscribers.

The source of our revenues in 2003 and 2004 were licensing arrangements with cell phone carriers for providing their customers with mobile phone applications. We expect this revenue source to end in 2005 or early 2006 as we transition our business from mobile content/applications distribution to Mobile Virtual Network Operation, marketing prepaid wireless phones and service. In order to transition and grow our revenue, we will need to attract and retain a wireless subscriber base. We have not yet launched our planned prepaid wireless products and there can be no assurance that we will be able to successfully launch our products or obtain a sufficient number of wireless subscribers to support our operations. Most of our revenues in 2005 will come from our recently acquired subsidiary, KPCCD, which is a low margin business and which we acquired on January 7, 2005, until we launch our MVNO business strategy.

We plan to pursue new streams of revenue from the resale of prepaid wireless airtime bundled with international long distance and mobile content. Revenues from such business may not materialize.

We believe that we have a compelling market strategy and combination of assets, including those currently owned or licensed and those that we plan to acquire, that may allow us to build a significant subscriber base by bundling prepaid wireless airtime with premium mobile content and discounted international long distance services. We plan to utilize these assets to enter the market for reselling wireless airtime. We have no prior experience in this area, and the focus of our financial and management resources will be devoted to this new business. Our failure to generate significant revenues from these efforts could have a material adverse affect on our business, financial condition and results of operations.

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

The market for our planned business is in a rapid growth stage and may not continue to grow or achieve the growth we expect in the future.

The market for prepaid wireless phones and services is in a rapid growth phase and is highly dependent upon the evolution of other telecommunications products including, but not limited to, other wireless and Internet technologies. Our future growth and profitability will depend, in part, upon consumer acceptance of prepaid wireless products bundled with discounted international long distance and premium content in general and a significant expansion in the consumer market for prepaid wireless services. Even if these markets experience substantial growth, there can be no assurance that our products and services will be commercially successful or will benefit from such growth. Further, even if initially successful, any continued development and expansion of the market for our products and services will depend in part upon our ability to create and develop additional products and adjust existing products in accordance with changing consumer preferences, all at competitive prices. Our failure to successfully launch our prepaid wireless products or to develop new products and generate additional revenues following the launch of our prepaid products could have a material adverse effect on our business, financial condition and results of operations.

We depend upon third party distributor and retailer agreements to achieve market access.

Distribution is a critical success factor for our business plans. We need access to small independent retailers through third party distributors and the ability to sell our products directly to mid-size and larger retailers. Agreements with these distributors and retailers are typically short term in nature and depend upon distributor and retailer assessment of our products, services, prices, support programs, and sales and management teams versus competition in addition to other factors. Access to market through these channels is critical to our success and there can be no assurance that we will be able to successfully create or maintain these distribution agreements or that these agreements, if consummated, will develop and sustain a market for our products.

We compete against larger, well-known companies with greater resources.

The market for wireless products and services is highly competitive and involves rapid innovation and technological change, shifting consumer preferences, and frequent new product and service introductions. Many of our competitors and potential competitors have substantially greater financial, marketing, sales, technical, and support resources than we have.

The principal competitive factors in the prepaid wireless marketplace include quality of service, product and service features, ease of use, reach and quality of network, customer service, access to distribution channels, levels and impact of consumer marketing and sales programs, brand recognition, and price among other factors. The market is intensely competitive with prepaid wireless products now offered by most major telecommunications companies and many MVNO competitors including Virgin Mobile and TracFone. We believe that the level of competitiveness in the market will continue to build as both existing and new competitors, including large multimedia, retailer, telecommunications, information system companies, and other companies launch new products, marketing and sales programs, and innovative features in both the prepaid and postpaid wireless sectors. We also face competition from numerous services delivered through the Internet to personal computers and other devices, and from other emerging or existing telecommunications technologies.

Our inability to successfully manage and adjust to these competitive forces could have a material adverse effect on our business, financial condition and results of operations.

Our relationship with Spencer Trask.

Spencer Trask and its affiliates own approximately 4% of the outstanding shares of our common stock as of March 1, 2005, and in the event its preferred stock is converted and warrants are exercised, Spencer Trask and its affiliates could potentially beneficially own approximately 36% of the shares of common stock. Based on such ownership, Spencer Trask will be able to affect and exercise some manner of control over us and our operations.

During 2003 and 2004, we paid to Spencer Trask $1,738,050 in cash (including consulting fees, finders fees and non-accountable expenses), issued 235,556 shares of our common stock, and issued warrants to purchase 4,381,072 shares of our common stock at exercise prices ranging from $1.50 to $2.82 per share. We also owe a finders fee to Spencer Trask in connection with the nReach acquisition and Spencer Trask has agreed to accept shares of our common stock in lieu of a cash payment. While we believe our financial arrangements with Spencer Trask have been appropriate, there can be no assurance that future financial arrangements may not be unduly affected by the extent of Spencer Trask's ownership of us.

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

We have pending with the U.S. Patent and Trademark Office a trademark application for UphoniaTM.

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

We will have issued convertible preferred stock and warrants to investors and consultants and granted options to employees for the purchase of an aggregate of 29,384,878 shares of our common stock as of December 31, 2004, and in the future we will issue additional shares of common stock, options, warrants, preferred stock or other securities exercisable for or convertible into our common stock. Substantially all of such shares underlying the convertible preferred stock and warrants have registration rights. Additional shares are available for sale under Rule 144 of the Securities Act. Sales of these shares or the market's perception that sales could occur may cause the market price of our Common Stock to fall and may make it more difficult for us to sell equity securities in the future at a time and price that we deem appropriate or to use equity securities as consideration for future acquisitions.

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

Item 7. Financial Statements

                                                                                             Page

Report of Carlin, Charron & Rosen, LLP                                                         32

Report of Grant Thornton, LLP                                                                  33

Consolidated Balance Sheets as of December 31, 2004 and 2003                                   34
Consolidated Statements of Operations for the years ended December 31, 2004 and 2003           36

Consolidated Statements of Stockholders' Equity (Deficiency) for the years ended
  December 31, 2004 and 2003                                                                   37

Consolidated Statements of Cash Flows for the years ended December 31, 2004 and 2003           39

Notes to Consolidated Financial Statements                                                     40

             Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
SmartServ Online, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of SmartServ Online, Inc. and subsidiaries as of December 31, 2004, and the related consolidated statements of operations, stockholders equity (deficiency), and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SmartServ Online, Inc. and subsidiaries as of December 31, 2004, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.


/s/ Carlin, Charron & Rosen, LLP

Glastonbury, CT
April 11, 2005

             Report of Independent Registered Public Accounting Firm


To the Shareholders and Board of Directors
SmartServ Online, Inc. and Subsidiaries


We have audited the accompanying consolidated balance sheet of SmartServ Online, Inc. and subsidiaries as of December 31, 2003, and the related consolidated statements of operations, stockholders equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

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


/s/ Grant Thornton LLP


Philadelphia, Pennsylvania
March 24, 2004

                             SmartServ Online, Inc.
                           Consolidated Balance Sheets

                                                                       December 31
                                                                -------------------------
                                                                   2004           2003
                                                                ----------     ----------
Assets
Current assets
   Cash                                                         $1,792,856     $  139,178
   Investments                                                      99,697             --
   Accounts receivable                                              92,496        103,230
   Accrued interest receivable                                          --         47,004
   Prepaid compensation                                                 --        133,127
   Prepaid expenses                                                349,040         86,798
   Deferred financing costs                                             --        322,192
                                                                ----------     ----------
Total current assets                                             2,334,089        831,529

Property and equipment, net                                         73,500             --

Other assets
   Intangibles, net of $123,201 of accumulated amortization        911,688             --
   Security deposits                                                18,237          5,156
                                                                ----------     ----------

Total Assets                                                    $3,337,514     $  836,685
                                                                ==========     ==========


See accompanying notes.

                             SmartServ Online, Inc.
                           Consolidated Balance Sheets

                                                                        December 31
                                                              --------------------------------
                                                                  2004                2003
                                                              -------------      -------------
Liabilities and Stockholders' Equity (Deficiency)
Current liabilities
   Accounts payable                                           $     446,528      $   1,702,768
   Accrued liabilities                                            1,419,248            928,393
   Accrued salaries                                                      --             78,133
   Accrued interest payable                                              --            218,848
   Current portion of note payable                                   36,898                 --
                                                              -------------      -------------
Total current liabilities                                         1,902,674          2,928,142

Deferred revenues                                                        --             37,500

Notes payable                                                        13,415          3,340,430

Commitments and Contingencies                                            --                 --

Stockholders' Equity (Deficiency)
Series A Convertible preferred stock - $0.01 par value
   Authorized - 1,000,000 shares
   Issued -876,491, outstanding -862,282 shares,
   aggregate liquidation preference of $14,056,639 and $0
   as of December 31, 2004 and December 31, 2003,
   respectively                                                       8,623                 --
Common Stock - $0.01 par value
   Authorized - 40,000,000 shares
   Issued - 3,978,445, outstanding - 3,849,392 shares at
     December 31, 2004 and 2,261,300 shares at
     December 31, 2003                                               39,785             22,613
Additional paid-in capital                                      103,877,486         85,160,306
Notes receivable from former officers                                    --           (255,525)
Unearned compensation                                            (1,363,663)                --
Accumulated deficit                                            (100,977,153)       (90,396,781)
                                                              -------------      -------------
                                                                  1,585,078         (5,469,387)
                                                              -------------      -------------
Treasury stock, 129,053 shares at cost                             (163,653)                --
                                                              -------------      -------------
Total stockholders' equity (deficiency)                           1,421,425         (5,469,387)
                                                              -------------      -------------

Total Liabilities and Stockholders' Equity (Deficiency)       $   3,337,514      $     836,685
                                                              =============      =============

See accompanying notes.

                             SmartServ Online, Inc.
                      Consolidated Statements of Operations

                                                                 Year Ended December 31
                                                            ------------------------------
                                                                2004              2003
                                                            ------------      ------------
Revenues                                                    $    358,646      $    709,388
                                                            ------------      ------------

Costs and expenses:
  Cost of services                                            (2,137,777)       (2,732,571)
  Sales and marketing expenses                                  (522,419)         (460,836)
  General and administrative expenses                         (2,932,636)       (3,335,109)
  Provision for losses on loans to former officers               (91,872)         (354,206)
  Stock-based compensation                                    (2,026,337)         (374,569)
  Impairment of capital assets and capitalized software               --        (1,548,473)
                                                            ------------      ------------

Total costs and expenses                                      (7,711,041)       (8,805,764)
                                                            ------------      ------------

Loss from operations                                          (7,352,395)       (8,096,376)
                                                            ------------      ------------

Other income (expense):
  Interest income                                                 23,196            11,601
  Interest expense                                               (53,371)         (235,921)
  Legal settlement                                              (196,800)               --
  Gain from extinguishment of debt                                    --           305,822
  Insurance recovery                                                  --           374,000
  Debt origination and other financing costs                  (3,001,002)       (9,896,951)
  Foreign exchange gain                                               --                50
                                                            ------------      ------------

                                                              (3,227,977)       (9,441,399)
                                                            ------------      ------------

Net loss                                                    $(10,580,372)     $(17,537,775)
                                                            ============      ============

Preferred stock dividend accrued                              (4,108,399)               --

Net loss applicable to common shareholders                  $(14,688,771)     $(17,537,775)
                                                            ============      ============

Basic and diluted loss per share                            $      (4.94)     $      (8.46)
                                                            ============      ============

Weighted average shares outstanding - basic and diluted        2,972,254         2,073,448
                                                            ============      ============

See accompanying notes.

                             SmartServ Online, Inc.

          Consolidated Statements of Stockholders' Equity (Deficiency)

                                             Common Stock                 Notes
                                     -----------------------------      Receivable       Additional
                                                          Par              from            Paid-in         Accumulated
                                         Shares          Value           Officers          Capital           Deficit
                                     ----------------------------------------------------------------------------------
Balances at December 31, 2002           1,906,040     $     19,060     $   (609,996)     $ 73,623,241      $(72,859,006)

Issuance of common stock upon                 958               10               --             9,650                --
  exercise of employee stock
  options

Issuance of common stock upon              73,731              737               --           375,290                --
  exercise of warrants

Issuance of common stock to                20,590              206               --           163,701                --
  vendors to satisfy debt

Change in market value of                      --               --               --            (1,323)               --
   employee stock options

Issuance of common stock as               166,666            1,667               --         1,221,931                --
   compensation for services

Issuance of common stock related           93,315              933               --           436,867                --
  to debt financing

Issuance of warrants as                        --               --               --           154,500                --
  compensation for services

Allowance for uncollectibility                 --               --          354,471                --                --
  of loans to officers

Issuance of warrants related to                --               --               --         7,273,960                --
  debt financing

Beneficial conversion features                 --               --               --         1,902,489                --
  of notes

Net loss for the year                          --               --               --                --       (17,537,775)
                                     ----------------------------------------------------------------------------------

Balances at December 31, 2003           2,261,300     $     22,613     $   (255,525)     $ 85,160,306      $(90,396,781)
                                     ==================================================================================

See accompanying notes.

                             SmartServ Online, Inc.
     Consolidated Statement of Changes in Stockholders' Equity (Deficiency)

                                                                                          Series A Convertible
                                                                   Common Stock              Preferred Stock
                                                                                                                        Notes
                                                                                                                      Receivable
                                                                                                                     from Former
                                                               Shares      Par Value      Shares      Par Value        Officers
                                                             ----------------------------------------------------------------------
25)nces at December 31, 2003                                 2,261,300  $      22,613         --   $          --   $    (255,525)

Issuance of common stock to acquire nReach, Inc.                500,002          5,000         --              --              --

Issuance of common stock related to financing                    92,720            927         --              --              --

Issuance of common stock related to services                    125,000          1,250         --              --              --

Issuance of common stock to vendor to satisfy debt               60,000            600         --              --              --

Issuance of warrants as compensation for services                    --             --         --              --              --

Issuance of warrants related to financing                            --             --         --              --              --

Issuance of warrants to vendor to satisfy debt                       --             --         --              --              --

Issuance of common stock upon exercise of warrants              130,000          1,300         --              --              --

Issuance of common stock pursuant to an antidilution
  provision of a May 2000 stock purchase agreement              667,330          6,674         --              --              --

Treasury stock shares returned in settlement of note
  receivable from former officers                                    --             --         --              --         163,653

Allowance for uncollectibility of loan to former officer             --             --         --              --          91,872

Beneficial conversion option on convertible Preferred Stock          --             --         --              --              --

Issuanace of Series A Preferred Stock and warrants (net
  of issuance costs of $1,443,769)                                   --             --    876,491           8,765              --

Conversion of Series A Preferred Stock                          142,093          1,421    (14,209)           (142)             --

Accretion of dividends on Series A Preferred Stock                   --             --         --              --              --

Dividends accrued on Preferred Stock                                 --             --         --              --              --

Unearned compensation                                                --             --         --              --              --

Amortization of unearned compensation                                --             --         --              --              --

Net loss for the period                                              --             --         --              --              --
                                                             ----------------------------------------------------------------------
Balances at December 31, 2004                                 3,978,445  $      39,785    862,282   $       8,623           $ -0-
                                                             ======================================================================

                                                                     Additional
                                                                       Paid-in        Unearned                       Accumulated
                                                                       Capital      Compensation   Treasury Stock      Deficit
                                                                   --------------------------------------------------------------
Balances at December 31, 2003                                       $  85,160,306   $          --   $          --   $ (90,396,781)

Issuance of common stock to acquire nReach, Inc.                          855,007              --              --              --

Issuance of common stock related to financing                              84,556              --              --              --

Issuance of common stock related to services                              267,500              --              --              --

Issuance of common stock to vendor to satisfy debt                        196,200              --              --              --

Issuance of warrants as compensation for services                       1,062,133              --              --              --

Issuance of warrants related to financing                               1,854,263              --              --              --

Issuance of warrants to vendor to satisfy debt                             26,299              --              --              --

Issuance of common stock upon exercise of warrants                        193,700              --              --              --

Issuance of common stock pursuant to an antidilution
  provision of a May 2000 stock purchase agreement                         (6,674)             --              --              --

Treasury stock shares returned in settlement of note
  receivable from former officers                                              --              --        (163,653)             --

Allowance for uncollectibility of loan to former officer                       --              --              --              --

Beneficial conversion option on convertible Preferred Stock            11,373,288              --              --              --

Issuanace of Series A Preferred Stock and warrants (net
  of issuance costs of $1,443,769)                                      3,529,307              --              --              --

Conversion of Series A Preferred Stock                                         --              --              --              --

Accretion of dividends on Series A Preferred Stock                     (3,199,062)             --              --              --

Dividends accrued on Preferred Stock                                     (909,337)             --              --              --

Unearned compensation                                                   3,390,000      (3,390,000)             --              --

Amortization of unearned compensation                                          --       2,026,337              --              --

Net loss for the period                                                        --              --              --     (10,580,372)
                                                                   --------------------------------------------------------------
Balances at December 31, 2004                                       $ 103,877,486   $  (1,363,663)  $    (163,653)  $(100,977,153)
                                                                   ==============================================================

See accompanying note.

                             SmartServ Online, Inc.

                      Consolidated Statements of Cash Flows

                                                                      Year Ended December 31
                                                                      2004               2003
                                                                  ------------      ------------
Operating Activities
Net loss                                                          $(10,580,372)     $(17,537,775)
Adjustments  to  reconcile  net  loss to net  cash  used  for operating activities:
    Gain from extinguishment of debt                                        --          (305,822)
    Provision for losses on loans to former officers                    91,872           354,471
    Amortization of deferred financing costs                         1,231,772         9,748,076
    Depreciation and amortization                                      156,491           913,972
    Impairment of capital assets and capitalized                            --         1,548,473
    software
    Noncash compensation costs                                          85,483                --
    Noncash consulting services                                      1,062,133           600,400
    Noncash payments to vendors                                        491,849                --
    Noncash financing costs                                          1,854,263                --
    Amortization of deferred compensation                            2,026,337                --
    Amortization of unearned revenues                                       --          (403,794)
    Loss on disposal of equipment                                       22,125                --
    Changes in operating assets and liabilities:
       Accounts receivable                                              21,796           (47,323)
       Accrued interest receivable                                      47,004             3,654
       Prepaid expenses                                               (259,299)           77,460
       Prepaid compensation                                            133,127                --
       Accounts payable and accrued liabilities                     (1,810,232)          637,538
       Deferred revenues                                               (37,500)          248,000
       Security deposits                                               (11,212)          233,534
                                                                  ------------      ------------
Net cash used for operating activities                              (5,474,363)       (3,929,136)
                                                                  ------------      ------------

Investing Activities
Purchase of investments                                                (99,697)               --
Purchase of equipment                                                  (46,826)               --
Purchase of nReach, Inc.                                              (100,000)               --
                                                                  ------------      ------------
Net cash used for investing activities                                (246,523)               --
                                                                  ------------      ------------

Financing Activities
Proceeds  from  issuance  of series A  convertible
preferred stock and warrants - net                                   8,591,275                --
Proceeds from the issuance of common stock                                  --           385,545
Proceeds from the issuance of notes and warrants                       195,000         3,823,010
Repayment of note payable                                              (20,207)         (295,000)
Repayment of notes payable and accrued interest                     (1,391,504)               --
                                                                  ------------      ------------
Net cash provided by financing activities                            7,374,564         3,913,555
                                                                  ------------      ------------

Increase (decrease) in cash                                          1,653,678           (15,581)
Cash - beginning of year                                               139,178           154,759
                                                                  ------------      ------------
Cash - end of year                                                $  1,792,856      $    139,178
                                                                  ============      ============

See accompanying notes.

                             SmartServ Online, Inc.

                   Notes to Consolidated Financial Statements

1.    Nature of Business and Operations

SmartServ Online, Inc. (the "Company" or "SmartServ") designs, develops and distributes software and services that enable the delivery to wireless devices of various content, with special emphasis on cell phones. The content which the Company provides includes premium content such as ringtones, images and games, and dynamic changing content such as horoscopes, lottery results and weather reports. Historically, the Company licensed its applications, content, and related services to wireless carriers and enterprises. The Company has revenue sharing license agreements with wireless carriers such as Verizon Wireless, AT&T Wireless, Nextel, and ALLTEL Wireless, that allow it to deliver its services and branded content to a wide base of consumer cell phone users. For enterprises, the Company has in the past offered solutions that deliver financial market data, proprietary internal documents and other useful information to mobile workers, although this no longer comprises a core part of the Company's business or strategy.

The Company, headquartered in Plymouth Meeting, PA, is transitioning to become a Mobile Virtual Network Operator (MVNO) that will be launching mobile phone service in 2005 with low cost, prepaid minute plans, discounted international long distance and the latest in mobile content such as ringtones, mobile games and images.

SmartServ has an agreement with Sprint to utilize Sprint's Nationwide PCS Network for its prepaid mobile phone service. Under this agreement, Sprint wholesales wireless minutes from their network directly to SmartServ for resale to its UPHONIA(TM) customers. SmartServ benefits from this agreement by receiving access to Sprint's enhanced nationwide network with turnkey reliability and performance. As an MVNO, SmartServ has the advantage of market access without the need to build the telecom infrastructure necessary to originate and terminate domestic wireless calls. Sprint benefits by gaining a distribution and marketing partner that is focused on market development in a niche that is secondary to Sprint (i.e., the immigrant, urban ethnic and youth markets to be targeted by the Company).

The Company is incorporated in the State of Delaware. The Company commenced operations in August 1993, and had its initial public offering in March, 1996. The Company did a one-for-six reverse stock split effective November 25, 2003. The par value of the Company's common stock remained at $0.01 per share in accordance with Delaware corporation law. The reverse stock split also affected the conversion price and number of shares into which an outstanding convertible security is convertible or exercisable. Unless otherwise noted, descriptions of shareholdings and convertible securities reflect such one-for-six reverse stock split.

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We have since our inception earned limited revenues and have incurred substantial recurring operating losses, including net losses of $10,580,372 and $17,537,775 for the years ended December 31, 2004 and 2003, respectively. Additionally, we have an accumulated deficit of $100,977,153 at December 31, 2004.

In February 2004, the Company received $10 million in gross proceeds from its private placement of Units consisting of shares of Series A Convertible Preferred Stock and warrants to purchase common stock. The Company has used the net proceeds of approximately $8,600,000 from this offering to repay outstanding obligations, including $1,391,500 that was used to repay Global Capital Funding Group, LP, completion of a strategic acquisition and for general working capital purposes. In particular, the Company used a significant portion of its working capital to settle its accounts payable, which accounts payable were approximately $447,000 and $1,700,000 as of December 31, 2004 and December 31, 2003, respectively.

On March 30, 2005, after reviewing the Company's cash flow projections, the board of directors approved a plan designed to insure that we have sufficient working capital to support a reduced level of operations through March 2006. As of March 31, 2005, the Company had $1,012,000 in cash. Elements of the plan include: 1) maximizing KPCCD's international calling card profits since the acquisition of KPCCD on January 7, 2005 2) reduce the level of operating expenses by relocating our hosting facility from an off site location to an on-site location and 3) eliminating employee positions.

In addition, the Company is pursuing various action items to improve its liquidity in conjunction with transitioning its business strategy. These action items include pursuing the Telco Group acquisition and obtaining sufficient financing to cover the costs of such acquisition and providing a sufficient surplus to address the Company's liquidity requirements. The Company is also pursuing other sources of capital in the form of a private placement unrelated to the Telco Group acquisition to address the Company's liquidity requirements.

However, no assurance can be given that the Company will conclude the Telco Group acquisition or will be able to meet its revenue and cash flow projections, reduce its cost structure as presently configured or that unforeseen liabilities or expenses will not arise, or raise additional capital on satisfactory terms. Should the Company be unable to raise additional debt or equity financing, it will be forced to seek a strategic buyer, a merger or cease operations.

2.    Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. Significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition

The Company recognizes revenue from the sale of its products and services in accordance with American Institute of Certified Public Accountants' ("AICPA") Statement of Position ("SOP") 97-2, "Software Revenue Recognition", SOP 98-9, "Modification of SOP 97-2, Software Recognition, With Respect to Certain Transactions", and the SEC Staff Accounting Bulletin No.104, "Revenue Recognition". Specifically, there must be (1) evidence of an arrangement, (2) delivery of the Company's products and services, (3) fixed and determinable fees and (4) probable collectibility of such fees. Revenues from multi-element revenue agreements are recognized based on vendor specific objective evidence of individual components or, if the elements in the arrangement cannot be separated, as has been the situation to date, recognized as one element ratably over the term of the agreement.

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

Earnings Per Share

Basic earnings per share is computed on the weighted average number of common shares outstanding; however, it does not include the unvested portion of restricted shares in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". Diluted earnings per share reflects the increase in the weighted average common shares outstanding that would result from the assumed exercise of outstanding stock options, warrants, or convertible securities calculated using the treasury stock method when dilutive.

Capitalized Software Development Costs

In connection with certain contracts entered into between SmartServ and its customers, as well as other development projects, the Company had capitalized costs related to certain product enhancements and application development in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." As a result of less than anticipated demand for the Company's products and services, as well as its inability to leverage certain relationships, the Company recorded, in accordance with SFAS No. 86, an impairment loss of $704,705 during the year ended December 31, 2003 to reduce the recorded value of the assets to their estimated net realizable value.

Fair Value of Financial Instruments

The carrying amounts of our financial instruments approximate fair value due to their terms and maturities. Financial instruments are held for other than trading purposes.

Supplemental Cash Flow Data

The Company considers all highly liquid investments with a maturity date of three months or less when purchased to be cash equivalents. Therefore, certificates of deposit have been recorded as investments.

During the year ended December 31, 2003, the Company issued 20,590 shares of common stock to 5 vendors in settlement of the Company's obligations, aggregating $164,000, to such vendors. These transactions are considered non-cash transactions for the purposes of the Statement of Cash Flows.

In connection with settling a debt with a law firm, in April 2004 the Company granted a warrant to purchase 1,820 shares of common stock at $3.15 per share. The warrant expires in April of 2006. This warrant was valued at $3,730 and is considered a non-cash transaction for the purposes of the Statement of Cash Flows.

During the quarter ended March 31, 2004, the Company issued 60,000 shares of common stock amounting to $196,800 and a cash payment of $45,000 to a vendor in settlement of the Company's obligation to that vendor. The issuance of shares of common stock is considered a non-cash transaction for the purposes of the Statement of Cash Flows.

In January 2004, in connection with a settlement with a vendor, we issued a warrant to purchase 22,000 shares of common stock at $1.34 per share and expiring in January 2007. The warrant was valued at $22,569.

On February 28, 2004, the Company acquired the business of an early stage company, nReach, Inc. Cash paid for the business acquired is comprised of:

      Fair value of assets acquired                           $ 1,062,332
      Liabilities assumed                                        (102,325)
                                                              -----------
      Purchase price, net of cash received                        960,007
      Common stock issued for business acquired                  (860,007)
                                                              -----------
      Net cash paid for business acquired                     $   100,000
                                                              ===========

During the quarter ended March 31, 2004, the Company converted notes payable and accrued interest amounting to $3,122,302 into Series A convertible preferred stock and warrants. This conversion is considered a non-cash transaction for the purposes of the Statement of Cash Flows.

The Company purchased property and equipment totaling $70,520 through the assumption of notes payable.

Concentration of Credit Risk

Financial instruments that potentially subject SmartServ to concentrations of credit risk consist of cash, investments and accounts receivable. The Company places its cash deposits, including investments in certificates of deposit, with high credit quality institutions. From time to time, a substantial amount of the Company's cash can be uninsured. However, the Company has not experienced any losses in this area and management believes its cash deposits are not subject to significant credit risk. At December 31, 2004 and December 31, 2003, accounts receivable consist principally of amounts due from a major telecommunications carrier. The Company performs periodic credit evaluations of its customers and, if applicable, provides for credit losses in the financial statements. As of December 31, 2004 and December 31, 2003, the Company did not believe a reserve for doubtful accounts was necessary.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. Equipment purchased under a capital lease is recorded at the present value of the future minimum lease payments at the date of acquisition. Depreciation is computed using the straight-line method over estimated useful lives of three to ten years.

On an ongoing basis, SmartServ reviews its property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. When such events or changes in circumstances do occur, an impairment loss is recognized if the undiscounted future cash flows expected to be generated by the asset are less than its carrying value. As a result of less than anticipated demand for the Company's products and services, as well as its inability to leverage certain relationships, the Company recorded an impairment loss of $843,768 during the quarter ended June 30, 2003 to reduce the recorded value of its assets to their estimated net realizable value.

Stock Based Compensation

Employee Stock Option Plans

The Company maintains several stock option plans for employees and directors that generally provide for the granting of stock options for a fixed number of common shares with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for such grants in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). Accordingly, compensation expense is recognized to the extent that the fair value of the stock exceeds the exercise price of the option at the measurement date. Certain options, which were priced under fair market value at the date of grant, are subject to the variable plan requirements of APB No. 25, which requires the Company to record compensation expense for changes in the fair value of its common stock.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. As such, the pro forma net (loss) and (loss) per share are not indicative of future years.

SmartServ's pro forma information is as follows:

                                                                 Year Ended
                                                                 December 31
                                                       ------------------------------
                                                           2004               2003
                                                       ------------------------------
Net loss as reported                                   $(10,580,372)     $(17,537,775)

Employee stock-based compensation included in net         2,026,337           374,569
  loss

Employee stock-based compensation pursuant
  to SFAS 123                                            (3,264,693)         (677,416)
                                                       ------------------------------

Proforma net loss                                      $(11,818,728)     $(17,840,622)
                                                       ==============================

Basic and diluted l\oss per share                      $      (4.94)     $      (8.46)
                                                       ------------------------------

Proforma basic and diluted loss per share              $      (3.98)     $      (8.60)
                                                       ==============================

The pro forma information regarding net income (loss) and income (loss) per share required by SFAS No. 123, has been determined as if SmartServ had accounted for its employee stock option plan under the fair value methods described in SFAS No. 123. The fair value of options granted by the Company was estimated at the date of grant using the Black-Scholes option pricing model.

Pertinent assumptions with regard to the determination of fair value of the options granted during the years ended December 31, 2004 and 2003 are as follows:

       Weighted average dividend yield for options granted       0.0%

       Weighted average expected life in years                  10.0

       Weighted average volatility                            117.54%

       Risk-free interest rate                                  4.17%

       Weighted average fair value of options granted          $2.73

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" SFAS 123 (revised 2004) requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. Subsequent changes in fair value during the requisite service period, measured at each reporting date, will be recognized as compensation cost over that period. SFAS No. 123 (revised 2004) is effective in the first interim or annual period beginning after June 15, 2005. The Company will be required to adopt SFAS No. 123 (revised 2004) in its third quarter of fiscal 2005. The Company is currently evaluating the impact of the adoption of SFAS 123 (revised 2004) on the Company's financial position and results of operations.

3.    Property and Equipment

Property and equipment consist of the following:

                                                          December 31
                                                -------------------------------
                                                    2004                2003
                                                -----------         -----------
Data processing equipment                       $ 4,620,680         $ 4,594,526
Office furniture and equipment                      397,474             397,474
Display equipment                                   144,428              71,335
Leasehold improvements                               69,852              69,852
                                                -----------         -----------
                                                  5,232,434           5,133,187

Impairment of capital assets                       (843,768)           (843,768)
Accumulated depreciation                         (4,315,166)         (4,289,419)
                                                -----------         -----------
                                                $    73,500         $        --
                                                ===========         ===========

4.    Acquisition

On February 28, 2004, the Company acquired the business of an early stage company, nReach, Inc., to increase its offerings of mobile content products and services to the cell phone industry. nReach Inc. was a wireless content distribution company that offered a broad portfolio of popular mass-market cell phone content including ringtones, mobile games, and on-device images

The Company paid $100,000 and issued 500,002 shares of its common stock valued at $860,007 in exchange for all of the outstanding shares of nReach, Inc. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based upon their fair values at the date of acquisition. The fair value of assets acquired was $1,062,332 and liabilities assumed were $102,325 resulting in a net purchase price of $960,007.

5.    Intangible Assets

Intangible assets consist of the following as of December 31, 2004.


                                          Gross
                                         Carrying      Accumulated
                                          Amount      Amortization       Net
                                        ----------------------------------------
    Technology - nReach acquisition     $1,034,889     $  123,201     $  911,688
                                        ========================================

Future amortization expense for each of the years succeeding December 31, 2004 is as follows:

            Year ending December 31,
            2005                                            $147,841
            2006                                             147,841
            2007                                             147,841
            2008                                             147,841
            2009                                             147,841
            2010 and thereafter                              172,483
                                                            --------
                                                            $911,688
                                                            ========

6.    Note Receivable From Former Officer

In December 2000, the Company's Board of Directors authorized the issuance of a line of credit to Sebastian Cassetta, SmartServ's former Chief Executive Officer, for an amount not to exceed $500,000. Such amount bore interest at the prime rate and matured on March 20, 2004. In October 2003 the Company agreed to forgive this loan over a three-year period pursuant to Mr. Cassetta's Separation Agreement. The financial statements prior to December 31, 2003 contained a valuation allowance for a potential loss of $552,467, relating to the collectibility of Mr. Cassetta's line of credit and the interest accrued thereon. The note was written off against the reserve.

Additionally, during the quarter ended June 30, 2003, the Company recorded a valuation allowance of $270,000 in connection with the potential uncollectibility of an additional loan made to Mr. Cassetta for the purchase of SmartServ restricted stock. Such reserve is classified as a reduction of stockholders' equity. In his separation agreement in August 2003, the Company extended the maturity date of the restricted stock note from December 2003 until September 2004. During the quarter ended September 30, 2004 an additional valuation allowance of $91,872 was provided in connection with the uncollectibility of the restricted stock loan from Mr. Cassetta and all 94,706 shares of stock, which were pledged as collateral for the loan, were assigned and transferred to the Company and the outstanding debt and accrued interest of $569,670 in the aggregate was cancelled.

7.    Note Payable

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

In February 2003, the Company issued a convertible note to Global Capital Funding Group, LP ("Global") in consideration for the receipt of $1 million. The note bore interest at the rate of 10% per annum, and was secured by the Company's assets, exclusive of its internally developed software products. The note matured on February 14, 2004, contained certain antidilution provisions, and could be converted into shares of SmartServ common stock at $6.60 per share. As additional consideration, the Company issued Global a warrant for the purchase of 33,333 shares of its common stock at an exercise price of $9.66 per share. The warrant issued to Global contains certain antidilution provisions and expires on February 14, 2006. The note and the warrant have been recorded in accordance with APB No. 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants". The warrant has been valued in accordance with the Black-Scholes pricing methodology and is netted against the outstanding obligation in the financial statements. Such amount was amortized into operations as interest expense and other financing costs over the life of the obligation. Alpine Capital Partners, Inc. ("Alpine") received a finder's fee of $70,000, representing 7% of the aggregate purchase price of the convertible note and a warrant to purchase 15,167 shares of common stock exercisable at $9.66 per share, expiring on February 14, 2005, in connection with this transaction. This warrant has been valued in accordance with SFAS No. 123 and the Black-Scholes pricing methodology and recorded in the financial statements as deferred financing costs. This amount was amortized into operations on a straight-line basis as interest expense and other financing costs over the life of the obligation. Also in connection with the 10% convertible notes, the Company recorded a non-cash charge for other financing costs of $406,400, representing a portion of the intrinsic value of the beneficial conversion feature of the notes. Emerging Issues Task Force ("EITF") Issue No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" ("Issue No. 98-5") as more fully described in EITF Issue No. 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments", defines the beneficial conversion feature as the non-detachable conversion feature that is "in-the-money" at the date of issuance. Issue No. 98-5 requires the recognition of the intrinsic value of the conversion feature as the difference between the conversion price and the fair value of the common stock into which the notes are convertible. In April 2003, the Company borrowed an additional $250,000 from Global and amended the convertible note to include such amount. As additional consideration, the Company issued Global a warrant for the purchase of 3,333 shares of its common stock at an exercise price of $7.20 per share. In connection with Alpine's claim for a finder's fee in connection with the April 2003 amendment, Alpine received a warrant in July 2004 to purchase 40,000 shares of common stock at $1.50 per share expiring July 8, 2009. This warrant is valued at $72,128. In November 2003, as an inducement to obtain Global's consent to the sale of Units in another bridge financing transaction and the $10 million private placement, in February 2004, the Company issued Global a warrant to purchase 16,667 shares of common stock at an exercise price of $2.40 per share. On February 13, 2004, we paid off the convertible note in full for the principal and accrued interest due under the Global note, which was $1,391,504.

In May 2003, the Company,  in consideration for the receipt of $358,000,  issued
3.58 Units consisting of convertible notes and warrants to purchase common stock ("May Units") to 8 investors. Each May Unit consisted of a $100,000 convertible note and a warrant to purchase 33,333 shares of the Company's common stock. The convertible notes bore interest at 8% per annum, were convertible into the Company's common stock at $4.464 (the average of the closing bid prices of the Company's common stock for the 5 days prior to the closing of the transaction) per share and were to mature on the earlier of November 19, 2003 or the closing of an equity placement of not less than $3 million. The warrants are exercisable at $4.464 per share and expire on May 19, 2006. In June 2003, the Company in consideration for the receipt of $1,142,000 issued 11.42 Units ("June Units") (each May or June Unit referred to individually as a "Unit") to 20 accredited investors. Each June Unit also consisted of a $100,000 convertible note and a warrant to purchase 33,333 shares of the Company's common stock. The convertible notes bore interest at 8% per annum, were convertible into the Company's common stock at $4.764 (the average of the closing bid prices of the Company's common stock for the 5 days prior to the closing of the transaction) per share and were to mature on the earlier of November 19, 2003 or the closing of an equity placement of not less than $3 million. The warrants are exercisable at $4.764 per share and expire on June 13, 2006. The Units have been recorded in accordance with APB No. 14. The warrants have been valued in accordance with the Black-Scholes pricing methodology and are netted against the outstanding obligation in the financial statements. Such amount is being amortized into operations as interest expense and other financing costs over the life of the obligation. Also in connection with the 8% convertible notes, the Company has recorded a non-cash charge for other financing costs of $81,400, representing a portion of the intrinsic value of the beneficial conversion feature of the notes. EITF Issue No. 98-5, as more fully described in EITF Issue No. 00-27, defines the beneficial conversion feature as the non-detachable conversion feature that is "in-the-money" at the date of issuance. Issue No. 98-5 requires the recognition of the intrinsic value of the conversion feature as the difference between the conversion price and the fair value of the common stock into which the notes are convertible. During June 2003 in connection with the Company's potential de-listing from the Nasdaq SmallCap Stock Market, the Company issued to each investor in the May and June 2003 transactions a Contingent Warrant to purchase 25,000 shares of common stock for each Unit purchased exercisable upon such de-listing (and if re-listing did not occur within 90 days thereafter) at an exercise price of $4.464 per share and expiring May 18, 2006. The Company was de-listed from the Nasdaq SmallCap Stock Market on June 26, 2003, and did not re-list within 90 days thereafter. In November 2003, the Company, as an inducement to extend the maturity date of the notes to February 19, 2004, offered the note holders a warrant to purchase additional shares of common stock in an amount equal to 25% of the number of shares into which the notes purchased in the Unit are convertible. During February 2004, SmartServ completed a private placement for $10 million in aggregate gross proceeds, which consisted of shares of Series A Convertible Preferred Stock, $.01 par value ("Series A") and warrants to purchase common stock ("2004 Private Placement"). Pursuant to their terms, the principal and accrued interest on SmartServ's convertible debentures issued in the May 2003 and June 2003 transactions, were automatically converted into Units. Each Unit consisted of one share of Series A initially convertible into ten shares of common stock and one warrant for the purchase of ten shares of common stock. The purchase price per Unit was $15.00.

Spencer Trask Ventures, Inc. ("Spencer Trask"), Steven B. Rosner and Richard Berland acted as finders for the May and June 2003 transactions. As consideration, the finders received their proportionate share of (i) a cash fee of $150,000, or 10% of the aggregate purchase price of the Units sold; (ii) warrants to purchase 510,158 shares of the Company's common stock at an exercise price of $1.50 per share; and (iii) 5,555 shares of unregistered common stock per Unit sold. These warrants provide for cashless exercise and expire 5 years from the date of grant. In addition, Spencer Trask received a non-accountable expense allowance of $45,000, or 3% of the aggregate proceeds of all Units sold in the May and June 2003 transactions. The warrants were valued in accordance SFAS No. 123 and the Black-Scholes pricing methodology and recorded in the 2003 financial statements as deferred financing costs. Such costs were being amortized into operations on a straight-line basis as interest expense and other financing costs over the life of the obligation. Unamortized deferred financing costs were fully expenses during 2004 in connection with the 2004 private placement.

On September 16, 2003, SmartServ issued 7.4 Units in a financing transaction consisting of an offering of up to 12 Units comprised of a $50,000 convertible note and a warrant to purchase 16,667 shares of SmartServ's common stock. On September 19, 2003, SmartServ issued the remaining 4.6 Units of the financing transaction (collectively the "September Transaction"). The Units were sold to 18 investors for an aggregate of $600,000. Holders of the notes had the right to convert the notes into shares of common stock at a price equal to $1.896 per share for the notes issued on September 16, 2003 and $1.920 per share for the notes issued on September 19, 2003. The maturity date of the notes was to be the earlier of November 19, 2003 or the completion of an equity placement of at least $3 million, at which time the notes would automatically convert into the equity placement. Holders of the warrants have the right to exercise the warrants into shares of common stock at a price equal to $1.500 per share.
Spencer Trask and Richard Berland acted as finders for the September transaction. As consideration, the finders received their proportionate share of
(i) a cash fee of $60,000, or 10% of the aggregate purchase price of all of the Units; (ii) warrants to purchase 102,988 shares of common stock, or 20% of the shares of common stock underlying the securities in the Units sold, at exercise prices ranging from $1.50 to $1.90 per share and expiring 5 years from the date of grant; and (iii) 2,778 shares of unregistered common stock per Unit sold. In addition, Spencer Trask received a non-accountable expense allowance of $18,000, or 3% of the aggregate proceeds of all Units sold in the September Transaction. All of the notes and the warrants have full ratchet anti-dilution protection. In November 2003, the Company, as an inducement to extend the maturity date of the notes to February 19, 2004, offered the noteholders a warrant to purchase additional shares of common stock in an amount equal to 25% of the number of shares into which the notes purchased in the Unit are convertible. During February 2004, SmartServ completed the 2004 Private Placement of Units. Pursuant to their terms, the principal and accrued interest on SmartServ's convertible debentures issued in September 2003 were automatically converted into these Units. Each Unit consisted of one share of Series A initially convertible into ten shares of common stock and one warrant for the purchase of ten shares of common stock. The purchase price per Unit was $15.00.

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

On November 11, 2003, SmartServ issued 18 Units in a financing transaction comprised of a $50,000 convertible note ("November Notes") and a warrant ("November Warrant") to purchase 16,667 shares of SmartServ's common stock. The Units were sold to 20 investors for an aggregate of $900,000. Holders of the November Notes have the right to convert the November Notes into shares of common stock at a price equal to $2.10 per share. The maturity date of the November Notes was the earlier of December 19, 2003 or the completion of an equity placement of at least $3 million, at which time the November Notes would automatically convert into the equity placement. Holders of the November Warrants have the right to exercise the November Warrants into shares of common stock at a price equal to $1.50 per share. Finders' compensation to Spencer Trask and Richard Berland consisted of (i) a cash fee of $90,000, or 10% of the aggregate purchase price of all of the Units; (ii) warrants to purchase 136,000 shares of common stock, or 20% of the shares of common stock underlying the securities in the Units sold, at exercise prices ranging from $1.50 to $1.90 per share and expiring 5 years from the date of grant; and (iii) 2,778 shares of unregistered common stock per Unit sold. In addition, Spencer Trask received a non-accountable expense allowance of $27,000, or 3% of the aggregate proceeds of all Units sold in the November transaction. All of the November Notes and the November Warrants have full ratchet anti-dilution protection. In December 2003, as an inducement to extend the maturity date of the November Notes to February 19, 2004, the Company offered the noteholders a warrant to purchase additional shares of common stock in an amount equal to 25% of the number of shares into which the notes purchased in the Unit are convertible. During February 2004, SmartServ completed the 2004 Private Placement of Units. Pursuant to their terms, the principal and accrued interest on SmartServ's convertible debentures issued in November 2003, were automatically converted into these Units. Each Unit consisted of one share of Series A initially convertible into ten shares of common stock and one warrant for the purchase of ten shares of common stock. The purchase price per Unit was $15.00.

While the warrants, as described above, to purchase common stock issued during the years ended December 31, 2003 and 2004 (excluding warrants issued pursuant to the 2004 Private Placement) represent an additional source of capital, they expire between April 2006 and February 2009 and are not callable by the Company. Therefore, they cannot be relied upon by the Company as a definite source of capital. The warrant holders may not choose to exercise their warrants if the market price of the Company's common stock does not exceed the exercise price of the warrant.

The warrants issued in the 2004 Private Placement, as described above, are callable on 30 days prior written notice in the event that the closing bid price of our common stock is at least 250% of their respective exercise prices for a period of 10 consecutive trading days

During the quarter ended June 30, 2004, the Company entered into a note payable to finance kiosk equipment in the amount of $70,520. The note bears interest at a rate of five percent per annum and has a two year term. As of December 31, 2004 the balance of the amount due on the note was $50,313.

As of December 31, 2004, all of the Company's convertible notes were converted into shares of Series A and warrants to purchase common stock, as part of the 2004 Private Placement. As of December 31, 2003, the face amount of the Company's debt obligations was $4,250,010 and the unamortized discount amounted to $909,580.

8.    Equity Transactions

In December 1998, the Company's Board of Directors approved the terms of restricted stock purchase agreements for Sebastian E. Cassetta, former Chairman and Chief Executive Officer, and Mario F. Rossi, former Executive Vice President of Technology. In connection with Mr. Cassetta's purchase of 103,040 shares of restricted stock, SmartServ received cash in the amount of $6,182 and a 5 year, non-recourse promissory note in the amount of $457,497. In connection with Mr. Rossi's purchase of 34,347 shares of restricted stock, SmartServ received cash in the amount of $2,061 and a 5 year, non-recourse promissory note in the amount of $152,499. The notes were secured by the stock and bore interest at the rate of 7.50% per annum. The stock purchase agreements provided SmartServ with certain repurchase options and provided Messrs. Cassetta and Rossi with a put option in the event of the termination of their employment. Through December 31, 1999, the restricted stock purchase agreements were variable plan awards pursuant to APB No. 25 and accordingly, SmartServ was required to recognize compensation expense for the changes in the market value of its common stock. As a result thereof, the Company recorded a charge to compensation expense of $15,636,300, as well as a corresponding increase to additional paid-in capital during the year ended June 30, 2000. The restricted stock purchase agreements with Messrs. Cassetta and Rossi were amended to provide for certain recourse against them in the event of their default on their obligations to the Company. Effective January 1, 2000, the restricted stock awards were no longer variable plan awards pursuant to APB No. 25. The Company entered into a Separation Agreement with Sebastian E. Cassetta, our former Chairman and Chief Executive Officer, effective as of October 21, 2003 (the "Cassetta Separation Agreement"). The Cassetta Separation Agreement terminated Mr. Cassetta's rights under his employment agreement, including without limitation, any rights to compensation and severance, in exchange for the consideration set forth therein, including the following: (i) a cash payment for unpaid base salary and accrued vacation of $18,990, payable on or before October 31, 2003, (ii) forgiveness over a 3 year period of certain loans in the original principal amount of $500,000 plus accrued interest, (iii) extension of the Put Right contained in Mr. Cassetta's Restricted Stock Agreement dated December 28, 1998, allowing Mr. Cassetta 1 year instead of 60 days to either repay a promissory note in the original principal amount of $457,497 plus accrued interest, or return 94,706 restricted shares of our common stock in full satisfaction of such promissory note and accrued interest thereon. During the quarter ended September 30, 2004 all 94,706 shares of stock, which were pledged as collateral for the loan, were assigned and transferred to the Company and the outstanding debt and accrued interest of $569,670 in the aggregate was cancelled. In January 2004, Mr. Rossi assigned and transferred all 34,347 restricted shares of common stock to us and the outstanding debt and accrued interest of $199,504 in the aggregate was cancelled.

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

In May 2003, the Company entered into a Corporate Finance Consulting Agreement ("Consulting Agreement") with Spencer Trask whereby Spencer Trask agreed to render services to the Company as its corporate finance consultant, financial advisor and investment banker. As compensation for such services, the Company has issued Spencer Trask 83,333 shares of its common stock. The value of such compensation has been recorded in the financial statements as prepaid compensation  and was  amortized  over  the  one  year  term  of the  Consulting
Agreement.

Also, during the year ended December 31, 2003, the Company issued 72,222 shares of common stock to Spencer Trask as fees related to the May, June, September and November 2003 bridge financing and 14,441 shares of common stock to two individuals as fees for assisting with such bridge financings.

Also during the year ended December 31, 2003, the Company issued 93,315 shares related to an anti-dilution adjustment with respect to a certain May 2000 equity financing

In January 2004, in connection with a settlement with a vendor, the Company issued three warrants to purchase 22,000 shares of common stock at $1.34 per share and expiring in January 2007. The warrant was valued at $22,569.

In February 2004, the Company completed the closing of a $10 million private offering of investment Units consisting of shares of Series A Convertible Preferred Stock and warrants to purchase common stock ("2004 Private Placement"). The private offering consisted of investment Units at the price of $15 per Unit. Each Unit consists of (i) one share of Series A convertible preferred stock, $.01 par value("Series A"), each of which is initially convertible into 10 shares of common stock, and (ii) one warrant for the purchase of 10 shares of common stock. The Series A receives dividends at the rate of 8% per year payable quarterly in cash or, in the Company's sole discretion, in registered shares of the Company's common stock. The warrants have an exercise price of $2.82 per share and expire in February 2007. The Company also completed the closing of an additional $25,000 private offering of these Units to an accredited investor in March 2004, which Units have the same terms as described above other than the expiration date which will be March 2007. The Series A is entitled to a liquidation preference equal to the purchase price per Unit plus accrued and unpaid dividends. The Series A is not redeemable. Spencer Trask, the placement agent for the 2004 Private Placement, received compensation consisting of (i) a cash fee of $1,002,500, or 10% of the aggregate purchase price of all of the Units acquired for cash, (ii) a non-accountable expense allowance of $300,750, or 3% of the aggregate proceeds of all Units sold for cash in the transaction, and (iii) warrants to purchase a number of shares of common stock equal to 20% of the shares of common stock underlying the securities in the Units sold for cash, constituting in the aggregate warrants to purchase 1,336,666 shares of common stock at $1.50 per share and warrants to purchase 1,336,666 shares of common stock at $2.82 per share. During the quarter ended March 31, 2004, the Company converted notes payable and accrued interest amounting to $3,122,302 into the Units.

In February 2004 in connection with legal consulting services provided by Richard Kerschner and as part of his severance agreement, the Company entered into a consulting agreement for warrants to purchase 50,000 shares of common stock at $1.65 per share, and expiring in February 2009. These warrants were valued at $81,110.

In connection with consulting services provided by Steven Rosner and Brockington Securities, Inc., the Company entered into consulting agreements dated March 31, 2004 for warrants to purchase 300,000 and 100,000 shares of common stock, respectively, at $1.50 per share and expiring on March 31, 2007. The warrants were valued at $902,367 and $300,787 respectively. During 2004 $601,576 and $200,527 of the warrants vested, respectively.

During the quarter ended March 31, 2004, the Company issued 60,000 shares of common stock amounting to $196,800 and a cash payment of $45,000 to a vendor in settlement of the Company's obligation to that vendor.

In March 2004, the Company completed the acquisition of all of the outstanding stock of nReach, Inc., based in Lakewood, Colorado, in exchange for 500,002 shares of the Company's common stock amounting to $860,007, the assumption and payment of $100,000 of certain obligations of nReach's stockholders and an earn out schedule that may require the Company's payment of up to an additional 916,667 shares of common stock based on certain revenue targets.

In connection with settling a debt with a law firm, in April 2004 the Company granted a warrant to purchase 1,820 shares of common stock at $3.15 per share. The warrant expires in April of 2006. This warrant was valued at $3,730.

In connection with engaging a vendor to provide investor relation services, in May 2004 the Company entered into an agreement to grant a warrant to purchase 50,000 shares of common stock at $2.15 per share. If issued the warrant would expire in May of 2006. This warrant was valued at $107,657.

In connection with engaging a vendor to provide recruiting services in June 2004 the Company entered into an agreement to grant a warrant to purchase 5,000 shares of common stock at $3.10 per share. The warrant expires in May of 2006. This warrant was valued at $7,377.

During the quarter ended June 30, 2004, the Company issued 83,275 shares of common stock to Spencer Trask and Richard Berland as finders' fees for the recent bridge financings and during the quarter ended September 30, 2004, the Company issued 9,445 shares of common stock to Spencer Trask as finder's fees related to the 2003 bridge financings amounting to $85,483.

In connection with consulting services to be provided by Shai Stern and E. Alan Scheik III, the Company entered into consulting agreements dated June 2004 for warrants to purchase 25,000 shares and 10,000 shares of common stock at $1.50 and $2.50 per share, respectively, and expiring in May 2006. These warrants were valued at $45,080 and $15,782, respectively

In connection with Alpine Capital's claim for a finder's fee in connection with the April 2003 amendment related to a bridge financing, Alpine received a warrant in July 2004 to purchase 40,000 shares of common stock at $1.50 per share expiring July 8, 2009. This warrant was valued at $72,128.

During the quarter ended September 30, 2004, the Company issued 667,330 shares to TecCapital Ltd. pursuant to an antidilution provision of a May 2000 stock purchase agreement related to the recent financings.

On November 4, 2004, the Company engaged Jefferies & Company, Inc. to advise us on strategic growth opportunities, financing and capital resources and significant merger and acquisition candidates. In connection with that engagement and in partial payment for providing those services, the Company issued 125,000 shares of common stock valued at $267,500. The agreement calls for the issuance of up to an additional 325,000 shares of common stock upon the achievement of certain milestones and services that may occur in 2005.

In December 2004, in connection with engaging a vendor to provide public relation services, the Company issued three warrants to purchase 7,500, 16,822 and 7,500 shares of common stock at $2.40, $1.07 and $2.40 per share, respectively and expiring in June 2007, September 2007, and December 2007, respectively. These warrants were valued at $12,631, $12,320 and $12,621, respectively.

In December 2004, Global Capital Funding, LP exercised 130,000 warrants of its 257,333 warrants at $1.50 each and the Company issued 130,000 shares of common stock.

During the quarter ended December 31, 2004, three holders of Series A Convertible Preferred Stock converted them and the Company issued 142,093 shares of common stock.

At December 31, 2004, there were 3,649,042 shares reserved for issuance upon the exercise of options granted to employees and directors and 17,113,019 shares reserved for issuance upon the exercise of warrants to purchase common stock granted to investors in, and consultants to the Company. The range of exercise prices of the warrants to purchase common stock are as follows:

                  Exercise Price Range       Underlying Shares
                  --------------------------------------------

                      $1.34 to $3.15                16,753,364

                      $5.10 to $9.00                   352,966

                       Above $30.00                      6,690
                                                    ----------

                                                    17,113,019
                                                    ==========

The Company's inability to timely file its Form 10-KSB for its fiscal year ended December 31, 2002 and a failure to have its SB-2 Registration Statement declared effective by the SEC has affected the following registration rights held by some of its shareholders and warrant holders.

Obligations to Maintain Effective Registration Statements:

Vertical Ventures Investments, LLC holds a warrant to purchase up to 22,476 shares of common stock that is subject to registration rights. The Registration Statement covering the shares underlying this warrant is no longer effective. The Company had until May 14, 2003 to cause the Registration Statement to again become effective. The Company was unable to do so by May 14, 2003, so it accrued a fee of $8,250 for the first month of the deficiency and a fee of $16,500 for each month thereafter until the shares underlying the warrant are registered. The total amount accrued as December 31, 2004 was $202,125.

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

Obligation to File a Registration Statement:

Global Capital Funding Group, L.P. held warrants to purchase up to 257,333 shares of common stock, and in December 2004, Global exercised 130,000 of the warrants and now holds 127,333 warrants. Global also held a convertible note convertible into 189,394 shares of common stock which was paid off in February 2004. The Company was required to file a Registration Statement covering all such shares by April 14, 2003. That filing was delayed and as a result the Company negotiated a cure of a penalty fee, equal to $25,000 for each month that the delay deficiency remained uncured, by paying off the convertible note in February 2004. The Company filed a Form SB-2 Registration Statement on May 13, 2004 that covered the common stock underlying the Global warrants which Registration Statement has not yet been declared effective by the SEC.

Pursuant to the terms of the 2004 Private Placement, the Company was required to file a Registration Statement with the SEC and have it declared effective no later than 120 days after April 30, 2004, or by August 29, 2004. The Registration Statement was filed on May 13, 2004 but it has not yet been declared effective by the SEC and as a result, the Company incurred liquidated damages in the form of a monthly cash requirement equal to 2% of the aggregate purchase price of the offering, or approximately $266,000 per month. Liquidated damages are due monthly until the event of default is cured. The Company proposed a settlement to limit the liquidated damages. In December 2004, in full settlement of the default, the Company established a pool of 1,000,000 warrants with an exercise price of $2.50 per share and a two year term. The pool of warrants was allocated among each participant based on the investor's proportionate participation in the 2004 Private Placement. The Company recorded a financing expense of $1,782,125 as of December 31, 2004 related to the pool of warrants. As of March 1, 2005, 69% of the representative warrant ownership of the 1,000,000 warrants responded to the proposal and of that amount, 4% declined the proposal. The remaining 31% have not responded to the offer.

In 2004, pursuant to an agreement with a vendor to whom the Company issued in settlement 60,000 shares of common stock, the Company was obligated to file a Registration Statement and have it declared effective within the same time frames as required by the terms of the 2004 Private Placement. The Registration Statement was timely filed but it has not been declared effective by the SEC. As a result, the Company incurred late registration penalties of $2,000 per month, or $8,000 as of December 31, 2004. The late registration penalties are due monthly until the event of default is cured.

9.    Stock-based Compensation

In connection with the grant of certain stock options, warrants and other compensation arrangements, the Company has recorded charges to earnings that are noncash in nature. Certain of these stock option grants are subject to the variable plan requirements of APB No. 25 that require the Company to record compensation expense for changes in the fair value of its common stock.

As more fully described in Note 15 to the financial statements, stock-based compensation for the years ended December 31, 2004 and 2003, consisted of options issued with exercise prices below market value on the date of grant and the impact of changes in the market value of the Company's common stock on the value of options to purchase common stock issued to employees and the amortization of deferred costs associated with the prior issuance of warrants to purchase common stock to various consultants.

In connection with entering into an Employment Agreement on March 12, 2004, the Company granted to Robert Pons, the Company's President and Chief Executive Officer, an option to purchase 1,300,000 shares of common stock, which option has an exercise price of $1.50 per share and a term of 10 years. The option provides for 557,141 shares to vest immediately and the remaining 742,859 shares to vest in equal amounts as of the last day of each calendar quarter commencing March 31, 2004. The option will vest immediately upon a Change of Control (as defined in his option agreement) or in the event Mr. Pons is terminated Other Than for Cause or he terminates employment for Good Reason (as each is defined under the Employment Agreement).

In connection with entering into an Employment Agreement on March 12, 2004, the Company granted to Timothy Wenhold, the Company's Executive Vice President and Chief Operating Officer, an option to purchase 700,000 shares of common stock, which option has an exercise price of $1.50 per share and a term of 10 years. The option provides for 300,000 shares to vest immediately and the remaining 400,000 shares to vest in equal amounts as of the last day of each calendar quarter commencing March 31, 2004. The option will vest immediately upon a Change of Control (as defined in his option agreement) or in the event Mr. Wenhold is terminated Other Than for Cause or he terminates employment for Good Reason (as each is defined under the Employment Agreement)

In April 2004, the Company granted to Len von Vital, Matthew Stecker and Daniel Wainfan, the Company's Chief Financial Officer, Chief Technology Officer and Vice President of Marketing, respectively, an option for each to purchase 300,000, 150,000 and 100,000 shares of common stock, respectively, which options have exercise prices of $3.75, $1.50 and $3.25 per share, respectively, and a term of 10 years. The options vest in equal amounts over four years as of the last day of each calendar quarter commencing September 30, 2004. The options will vest immediately upon a Change of Control (as defined in their option agreements).

In August 2004, the Company granted options to purchase 60,000 shares of common stock to all three of its then non-employee directors pursuant to the Company's non-employee director compensation plan, which options have an exercise price of $1.75 per share. In November 2004 each of these non-employee directors resigned and 35,000 shares vested for each director.

During the quarter ended December 31, 2004, the Company granted options to purchase 60,000 shares of common stock to all three non-employee directors pursuant to the Company's non-employee director compensation plan which options have an exercise price of $1.67 per share and a term of 10 years. The options vest annually over three years commencing October 30, 2005. The options will vest immediately upon a Change of Control (as defined in their option agreements).

In December 2004, the Company granted to Messrs. Pons and Wenhold options to purchase 400,000 and 250,000 shares of common stock, respectively, which options have an exercise price of $2.07 per share and a term of 10 years. The options vest monthly over three years commencing December 31, 2004. The options will vest immediately upon a Change of Control (as defined in their option agreements).

In December 2004, the Company granted to Dan Wainfan, the Company's Vice President of Marketing an option to purchase 100,000 shares of common stock, which option has an exercise price of $1.56 per share and a term of 10 years. The option vests quarterly over three years commencing March 31, 2005. The option will vest immediately upon a Change of Control (as defined in his option agreement).

The following table illustrates the amount of stock-based compensation (charges)/credits that would have been recorded in the categories of the statement of operations had stock-based compensation not been separately stated in the accompanying Consolidated Statements of Operations:

                                                Year Ended December 31
                                            -----------------------------
                                                2004              2003
                                            -----------       -----------

      Costs of services                     $  (800,625)      $   (81,604)

      Sales and marketing                            --                --

      General and administrative             (1,225,712)         (292,965)
                                            -----------       -----------

                                            $(2,026,337)      $  (374,569)
                                            ===========       ===========

10.   Earnings Per Share

The following table sets forth the computation of basic and diluted loss per share:

                                                                       Year Ended December 31
                                                                   ------------------------------
                                                                       2004              2003
                                                                   ------------      ------------
Numerator
   Net loss applicable to common shareholders                      $(14,688,771)     $(17,537,775)
                                                                   ============      ============

Denominator
   Denominator for basic and diluted loss per share - weighted
   average shares                                                     2,972,254         2,073,448
                                                                   ------------      ------------

Basic and diluted loss per common share                            $      (4.94)     $      (8.46)
                                                                   ============      ============

Outstanding employee stock options and other warrants to purchase an aggregate of 20,762,061 and 4,447,416 shares of common stock at December 31, 2004 and 2003, respectively, and other convertible securities were not included in the computation of diluted earnings per share because the Company reported a loss for the year.

11.   Income Taxes

At December 31, 2004 and 2003, SmartServ has deferred tax assets as follows:

                                                            December 31
                                                    ---------------------------
                                                        2004            2003
                                                    -----------     -----------

      Net operating loss carryforwards              $38,700,000     $35,800,000
                                                    ===========     ===========

In accordance with SFAS No. 109, "Accounting for Income Taxes," the Company has established a valuation allowance to fully reserve the future income tax benefit of these deferred tax assets due to uncertainty about their future realization. The valuation allowances were $38,700,000 and $35,800,000 at December 31, 2004 and 2003, respectively.

At December 31, 2004, the Company has net operating loss carryforwards for Federal income tax purposes of approximately $98,000,000 which expire in the years 2009 through 2023. As a result of ownership changes, pursuant to Internal Revenue Code Section 382, the utilization of net operating losses may be limited.

12.   Leases

SmartServ leased office space for its Stamford, Connecticut headquarters under a noncancelable lease. The lease included escalation clauses for items such as real estate taxes, building operation and maintenance expenses, and electricity usage. In January 2004, the Company negotiated a settlement of that lease the terms of which included a cash payment of $175,000 (evidenced by a promissory note) payable over time through December 31, 2004 and a warrant to purchase 22,000 shares of SmartServ common stock at an exercise price equal to $1.34 per share. The warrant vested upon grant and expires on the three year anniversary of the grant date.

In September 2003, the Company relocated its headquarters and leases office space in Plymouth Meeting, Pennsylvania. The lease includes escalation clauses for items such as real estate taxes, building operation and maintenance expenses.

nReach occupied approximately 4,077 square feet in a leased facility located in Lakewood, Colorado. The lease expires on July 31, 2007. In November 2004, the Company entered into a lease to sublet that space. On January 7, 2005, the Company acquired KPCCD. KPCCD occupies approximately 1,500 square feet in a facility leased from the former owner of KPCCD located in Jackson Heights, New York. The lease expires on December 31, 2005.

Rent expense amounted to approximately $156,295 and $384,800 for the years ended December 31, 2004, and 2003, respectively.

Minimum future rental payments at December 31, 2004 are as follows:

Year Ending December 31

         2005                                            $ 159,540
         2006                                              128,655
         2007                                               87,417
         Sublease                                         (135,397)
                                                         ---------
                                                         $ 240,215
                                                         =========

13.   Commitments and Contingencies

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

On or about March 22, 2004, Jenkens & Gilchrist Parker Chapin, LLP, SmartServ's former legal counsel, filed a complaint against SmartServ in the Supreme Court of the State of New York, County of New York. The complaint sought payment of unpaid invoices for legal services in the amount of $599,244. In November 2004, this claim was settled in full for $300,000.

On or about August 17, 2004, Vertical Ventures Investments LLC filed a complaint against the Company in the Supreme Court of the State of New York, County of New York. The complaint sought payment of late registration penalties and attorneys fees in the total amount of $350,000. While the Company intends to vigorously defend such lawsuit, an unfavorable outcome would have a material adverse effect on the Company's financial condition, results of operation and cash flows. (See
Note 8 for additional information).

During 2003 and 2004 former employees of SmartServ filed complaints against the Company for unpaid wages arising from salary reductions implemented by the Company in 2002. These claims, totaling $215,000, are currently pending before the Connecticut Department of Labor and the Connecticut Superior Court. Management believes these claims have no merit and intends to defend the claims vigorously.

14. Significant Relationships

During the years ended December 31, 2004 and 2003, substantially all of the Company's revenues were earned through one customer.

The Company entered into a consulting arrangement with Spencer Trask in May 2003 providing that Spencer Trask would render corporate financial consulting, financial advisory, and investment banking services ("Trask Consulting Agreement"). Under the Trask Consulting Agreement, the Company agreed to pay consulting fees of $7,500 per month commencing July 1, 2003 thru May 31, 2004 and in 2003 the Company issued Spencer Trask 83,333 shares of common stock.
Spencer Trask is a beneficial owner of more than 5% of the Company's common stock.

As part of the consulting arrangement, Spencer Trask acted as a finder and assisted the Company with sales of Units consisting of convertible debentures and warrants from May 2003 through November 2003 in the aggregate amount of $2,685,000. The Company paid Spencer Trask a finder's fee consisting of $349,050 in cash (including finder's fees and non-accountable expenses), 152,223 shares of common stock and a warrant to purchase 749,146 shares of common stock at exercise prices ranging from $1.50 to $1.90 per share. The Company also reimbursed Spencer Trask for $20,000 of legal expenses and $5,000 of out-of-pocket expenses.

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

15.   Employee Stock Option Plans

In April 1996, the Company's Board of Directors approved the establishment of an Employee Stock Option Plan ("1996 Plan") authorizing stock option grants to directors, key employees and consultants. The options are intended to qualify as incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, or as nonqualified stock options. The 1996 Plan provided for the issuance of up to 41,667 of such options at not less than the fair value of the stock on the date of grant. The options are partially exercisable after one year from the date of grant and expire on the tenth anniversary of the date of grant. As of December 31, 2004, there were options to purchase 8,167 shares of common stock issued and outstanding and -0- options available for grant pursuant to the 1996 Plan.

In October 1999, the Board of Directors authorized the establishment of the 1999 Employee Stock Option Plan ("1999 Plan"). The 1999 Plan provided for the issuance of options to employees and directors for the purchase of a maximum of 66,667 shares of the Company's common stock. The Board of Directors authorized the issuance of 66,667 of such options to both employees and directors at the fair value of the common stock on that date. As of December 31, 2004, there were options to purchase 17,000 shares of common stock issued and outstanding and -0-options available for grant pursuant to the 1999 Plan.

In May 2000, the Board of Directors authorized the establishment of the 2000 Employee Stock Option Plan ("2000 Plan"). In November 2000, the Board of Directors increased the number of shares available for issuance under the 2000 Plan by 100,000 to a maximum of 225,000. The 2000 Plan provides for the issuance of such options at not less than the fair value of the common stock on the date of grant. The Board of Directors has authorized the issuance of options to purchase 38,875 shares of common stock to employees and directors at exercise prices equal to the fair value on the dates of grant. The stockholders approved the repricing of options to purchase 132,875 shares of common stock with exercise prices ranging between $35.82 and $297.00 to $8.52 per share at the Annual Meeting of Stockholders on December 13, 2002. In connection therewith, the Company recorded a charge to earnings of approximately $42,600 in the year ended December 31, 2003 for the increase in the market value of the Company's common stock between the date the repricing was authorized by the Board and the date it was approved by the stockholders. As of December 31, 2004, there were options to purchase 38,875 shares of common stock issued and outstanding and -0-options available for grant pursuant to the 2000 Plan.

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

In Novemeber 2004, the Board of Directors authorized the establishment of the 2004 Stock Option Plan ("2004 Plan"). The 2004 Plan provides for the issuance of options to employees and directors for the purchase of a maximum of 200,000 shares of common stock at an exercise price not less than the fair value of the common stock on the date of grant. No options have been granted pursuant to the 2004 Plan.

Information concerning stock options of the Company discussed above and in Note 9 is presented below.

                                                                      Weighted
                                                                       Average
                                                                       Exercise
                                                        Options         Price
                                                      --------------------------
Balance at December 31, 2002                             317,164      $     9.54
     Granted                                                  --              --
     Exercised                                              (958)           5.90
     Cancelled                                          (129,909)           9.60
                                                      --------------------------
Balance at December 31, 2003                             186,297            9.55
     Granted                                           3,660,000            1.86
     Exercised                                                --              --
     Cancelled                                          (197,255)           5.44
                                                      --------------------------
Balance at December 31, 2004                           3,649,042      $     1.96
                                                      ==========================

The  following  table  summarizes   information  about  employee  stock  options
outstanding as of December 31, 2004.

                                             Options Outstanding                                 Options Exercisable
                            -------------------------------------------------------    ----------------------------------------

                                                                     Weighted
                                                  Weighted           Average
                                                   Average          Remaining                                     Average
         Range of               Number of         Exercise         Contractual              Number of            Exercise
     Exercise Prices             Options            Price          Life (Years)              Options               Price
-----------------------------------------------------------------------------------    ----------------------------------------
    $5.63 to $9.75                64,042                 $7.76          5.6                        64,042           $7.76

    $1.50 to $3.75             3,585,000                 $1.86          9.6                     1,350,981           $1.64
                            ------------                                               ------------------

                               3,649,042                                                        1,415,022
                            ============                                               ==================

16.   Subsequent Events

On January 7, 2005, SmartServ acquired all of the issued and outstanding capital stock of KPCCD, Inc. ("KPCCD") pursuant to a stock purchase agreement dated December 19, 2004. The Company issued 1,000,000 shares of its common stock, $.01 par value per share to the sellers as consideration for acquiring KPCCD. Following the closing of this acquisition, KPCCD is a wholly-owned subsidiary of the Company.

In connection with the closing of the transaction on January 7, 2005, KPCCD, the sellers and Prima Communications, Inc. ("Prima"), a company controlled by the sellers, entered into a Master Vendor Agreement ("Vendor Agreement"). Under the Vendor Agreement, Prima will sell to KPCCD at cost all of KPCCD's requirements of international prepaid calling cards for up to one year after January 7, 2005. The Company has guaranteed the obligations of KPCCD under the Vendor Agreement. The Vendor Agreement can be terminated prior to its one year term under certain conditions.

KPCCD is a New York City-based distributor of international prepaid calling cards. The Company expects KPCCD to continue in the same line of business as a wholly-owned subsidiary of the Company.

On January 28, 2005, SmartServ entered into an agreement with TecCapital, Ltd.("TEC") pursuant to which TEC agreed to waive and release certain rights TEC has under a certain stock purchase agreement dated May 12, 2000. TEC provided these waivers and releases in consideration for the grant to TEC of 500,000 shares of the Company's common stock. The Company believes that TEC is the beneficial owner of more than ten percent of the Company's common stock. In the event that both the acquisition of Telco Group is not consummated and a registration statement covering all of TEC's shares of common stock is not declared effective within 270 days after the date of the agreement, TEC may (in its sole discretion) return all of the shares to the Company within 330 days from the date of the agreement, and in such case the waivers and releases granted in the agreement would become void and TEC could pursue any claims against the Company as if such waivers and releases had never been granted.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

On December 20, 2004, the Audit Committee of the Board of Directors of the Company selected Carlin, Charron & Rosen, LLP ("Carlin Charron") as its new independent registered public accounting firm, in replacement of Grant Thornton LLP ("Grant Thornton"). On December 15, 2004, Grant Thornton advised the Company that it declined to stand for re-election as the Company's independent registered public accounting firm. During the Company's fiscal year ended December 31, 2003 and the subsequent interim period from January 1, 2004 through December 21, 2004, there were no disagreements with Grant Thornton on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Grant Thornton, would have caused it to make reference to the subject matter of the disagreement in connection with its report on the Company's consolidated financial statements.

Item 8A. Controls and Procedures

We maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information that is required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Act of 1934, as amended, is accumulated and communicated to management in a timely manner. Our Chief Executive Officer and Chief Financial Officer have evaluated this system of disclosure controls and procedures as of the end of the period covered by this annual report, and each believes that the system is operating effectively to ensure appropriate disclosure at a reasonable level of assurance. There have been no changes during the fourth fiscal quarter in our internal control over financial reporting, to the extent that elements of internal control over financial reporting are subsumed within disclosure controls and procedures, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 8B. Other Information

None

                                    Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The following table sets forth information with respect to our executive officers and directors.

Name                                       Age        Position
Robert Pons                                 48        Chief Executive Officer, President and Class III Director
Timothy G. Wenhold                          43        Chief Operating Officer, Executive Vice President,
                                                        Secretary and Class 1 Director
Len von Vital                               54        Chief Financial Officer
Paul J. Keeler (1)(2)(3)                    60        Chairman of the Board and Class I Director
John E. Goode (1)(2)(3)                     53        Class III Director
Paul L. Melchiorre (1)(2)(3)                44        Class I Director

---------------------------------
(1) Member of the Audit Committee
(2) Member of the Compensation Committee
(3) Member of Nominating Committee

Robert M. Pons has been our Chief Executive Officer and President since January 24, 2004 and a director since August 28, 2003. He served as Interim Chief Executive Officer from August 28, 2003 to January 24, 2004. Mr. Pons had been a consultant to us from August 4, 2003 to January 24, 2004. From April 16, 1999 to April 15, 2002, Mr. Pons was founder and President of FreedomPay, a stored value payment processing company enabling cashless payments on wireless devices. From March 1999 through December 1999, Mr. Pons was Chief Operating Officer of Real Time Data, a company in the data transmission (telemetry) business. Prior thereto, from March 1, 1995 to April 15, 1999, Mr. Pons was President and CEO of LifeSafety Solutions, an enhancement to the 9-1-1 public safety emergency system. Mr. Pons also held executive positions with both MCI and Sprint. Mr. Pons is a member of the Board of Directors of Network-1 Security Solutions, Inc., a software licensing company.

John E. Goode has been a director of the Company since October 2004. From 1999 to 2001 Mr. Goode led the Methodology Group of Zefer Corporation, a consulting company focused on Internet technology development, and from 1994 to 1998 Mr. Goode was an independent consultant providing senior consulting experience and methodology assistance to Waite and Company, a strategy consulting firm. For over 30 years Mr. Goode has consulted and provided methodologies for leveraging the power of emerging technologies and business practices to improve business strategy, performance and profitability used by Fortune 500 companies, Internet start-up companies and government agencies.

Paul J. Keeler has been the Chairman of the Board of Directors since October 2004. Mr. Keeler is currently a managing partner at Convergence Consulting Group, LLC. From February 1991 to February 2001, Mr. Keeler was a Principal at Morgan Stanley & Co., and Head of Global Sales and Service for Morgan Stanley Capital International, a joint venture between Morgan Stanley & Company, Inc. and Capital Group Companies. Prior to that, Mr. Keeler served as Vice President of Morgan Stanley Technology Services; President, Chief Executive Officer and Vice Chairman of Tianchi Telecommunications Corp.; President and Chief Operating Officer of Westinghouse Communications Software, Inc.; Vice President of Strategic Accounts and Business Development for Reuters Holdings, PLC; and Director, Northeast Metro Region, of MCI Communications. He also served as President and CEO of Halcyon Securities Corporation and is a former member of the New York and American Stock Exchanges. Mr. Keeler is presently a member of the Board of Directors of DSL.net, Inc., a provider of high-speed data communications, internet access and related services.

Paul L. Melchiorre has been a director since November 2004. Since 1998, Mr. Melchiorre has been the Vice-President of Operations of Ariba, a spend-management software company. In 1992 Mr. Melchiorre joined SAP America as the manager of the East Coast Region and in 1997 Mr. Melchiorre was appointed as the Vice-President of Sales of SAP America, managing all strategic business units and SAP North America.

Timothy G. Wenhold has been our Executive Vice President, Chief Operating Officer and Secretary since March 10, 2004 and a director since October 30, 2004. Mr. Wenhold had been a consultant to the Company from August 4, 2003 to March 10, 2004. From May 1, 2002 to August 31, 2003, Mr. Wenhold was founder and President of Factory X, Inc. a manufacturer of licensed high end movie, comic and gaming collectibles. Prior thereto, from January 1, 1985 to May 1, 2002, Mr. Wenhold was founder and President of Sintaks, Inc., a system integration and technology consulting firm. Sintaks was acquired by Canon in 1998.

Other Executive Officer

Len von Vital, 54, has been our Chief Financial Officer since April 9, 2004. Mr. von Vital was engaged by us as a consultant to provide financial services from January 27, 2004 to April 9, 2004. From February 11, 2002 to October 31, 2003, Mr. von Vital was Chief Financial Officer of 4GL School Solutions, Inc., a developer and vendor of special education software and services. From April 2001 to November 2001, Mr. von Vital was Chief Financial Officer of eCal Corporation, a developer and vendor of enterprise Internet calendaring and scheduling software and services and was a consultant in December 2001 and January 2002. From July 2000 to March 2001, Mr. von Vital was Chief Financial Officer of
National Dental Corporation, an e-commerce start-up and software company providing procurement savings to the dental industry, and from March 2000 to June 2000, was Chief Financial Officer of Financialweb.com, an e-financial services company. From October 1998 to February 2000, Mr. von Vital was the Chief Financial Officer of ESPS, Inc., a provider of enterprise business-to-business document management and publishing software and services. ESPS had its initial public offering in June 1999. Mr. von Vital also served as interim CEO of ESPS, Inc. from June 1999 until October 1999. Prior thereto, he held the positions of senior vice president of product management and Chief Financial Officer for Astea International, Inc., a developer and vendor of enterprise customer relationship management software and services, that had its initial public offering in July 1995. He also held senior financial positions during a twelve-year career with Decision Data Inc., an international provider of plug-compatible IBM computer peripheral equipment and services, including Vice President of Mergers and Acquisitions, Corporate Controller and Principal Accounting Officer. Mr. von Vital is a certified public accountant.

Our officers are elected annually and serve at the discretion of the Board of Directors for a one year term and until their respective successors are duly elected and qualified or until their earlier resignation or removal, subject to any rights provided by employment agreements that are described below under "Executive Compensation - Agreements with Named Executive Officers".

Audit Committee

The Audit Committee consists of Paul L. Melchiorre, John E. Goode and Paul J. Keeler, none of whom is an officer or employee of us. The Audit Committee is established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934. Each member meets the independence requirements for audit committee members under the listing standards of the Nasdaq Stock Market, as required by our Audit Committee Charter. Our Board of Directors has determined that a member of the Audit Committee, Paul J. Keeler, qualifies as an "audit committee financial expert" as defined in Item 401(e) of Regulation S-B. The Committee provides assistance to our directors in fulfilling the Board's oversight responsibility as to our accounting, auditing and financial reporting and the quality and integrity of our financial reports.

Nomination Procedures

A Nominating Committee was created in February, 2005 and is currently comprised of John E. Goode, Paul L. Melchiorre and Paul J. Keeler. While the Nominating Committee does not have a formal charter, the Board adopted guidelines addressing the purpose and responsibilities of the Nominating Committee in connection with its formation, which guidelines include procedures for recruiting, considering and recommending nominees to the Board and criteria for Board membership. As part of such guidelines, the Nominating Committee will consider any director candidates proposed in good faith by a stockholder. To do so, a stockholder must send the candidate's name, credentials, contact information and his or her written consent to be considered as a candidate to the Company's Corporate Secretary. The proposing stockholder should also include his or her contact information and a statement of his or her share ownership. The Nominating Committee may from time to time adopt a timeline within which stockholder nominations must be received in order to be considered by the Nominating Committee, and the Nominating Committee will publish this timeline in a press release or filing with the Securities and Exchange Commission.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our Directors and executive officers, and persons who own more than ten percent of the Common Stock, to file with the Securities and Exchange Commission ("SEC") initial reports of ownership and reports of changes in ownership of our Common Stock and other equity securities. Officers, Directors and greater than ten percent stockholders (collectively, "Reporting Persons") are additionally required to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based solely on review of the copies of such reports furnished to us and written representations of the Reporting Persons that no other reports were required with respect to fiscal year 2004, all Section 16(a) filing requirements applicable to the Reporting Persons were complied with on a timely basis in fiscal year 2004, except that (i) as to John E. Goode, the Form 3 to report his ownership of securities as of October 30, 2004, the date he was elected as a director, was filed on November 30, 2004, and the Form 4 to report the grant of options on October 30, 2004 covering 60,000 shares of Common Stock was filed on November 30, 2004; (ii) as to Paul J. Keeler, the Form 3 to report his ownership of securities as of October 30, 2004, the date he was elected as a director, was filed on November 30, 2004, and the Form 4 to report the grant of options on October 30, 2004 covering 60,000 shares of Common Stock was filed on November 30, 2004; (iii) as to Paul L. Melchiorre, the Form 4 to report the grant of options on November 1, 2004 covering 60,000 shares of Common Stock was filed on November 5, 2004; (iv) as to L. Scott Perry, a former director, the Form 4 to report the grant of options on August 1, 2004 covering 60,000 shares of Common Stock was filed on April 13, 2005, (v) the Form 3 for Robert M. Pons to report his ownership of securities as of August 28, 2003, the date he was elected as an officer and director, was filed on March 16, 2004, the Form 4 to report the grant of options on March 12, 2004 covering 1,300,000 shares of Common Stock was filed on March 16, 2004, and the Form 4 to report the grant of options on December 20, 2004 covering 400,000 shares of Common Stock was filed on January 14, 2005; (vi) as to Catherine Cassel Talmadge, a former director, the Form 4 to report the sale of 100 shares of Common Stock on January 23, 2002 by her daughter under a Uniform Gift to Minor Account for which Ms. Talmadge is the custodian was filed on March 16, 2004, and the Form 4 to report the grant of options on August 1, 2004 covering 60,000 shares of Common Stock was filed on March 30, 2005; (vii) as to Len von Vital, the Form 4 to report the grant of options on April 9, 2004 covering 300,000 shares of Common Stock was filed on April 13, 2004; (viii) as to Timothy G. Wenhold, the Form 4 to report the grant of options on March 12, 2004 covering 700,000 shares of Common Stock was filed on March 16, 2004, and the Form 4 to report the grant of options on December 20, 2004 covering 250,000 shares of Common Stock was filed on January 14, 2005; (ix) as to Charles Wood, a former director, the Form 4 to report the grant of options on August 1, 2004 covering 60,000 shares of Common Stock was filed on March 23, 2005, (x) as to Kevin Kimberlin, a 10% stockholder, (a) the Form 5 to report certain transactions on September 16, 2003, September 19, 2003 and November 11, 2003, involving the acquisition of our common stock and warrants to purchase our common stock, was filed on March 31, 2004 and amended on August 25, 2004, and
(b) the Form 4 to report the acquisition on March 22, 2004 of warrants to purchase our common stock and the disposition on July 27, 2004 of warrants to purchase our common stock was filed on August 10, 2004, (xi) as to Crestview Capital Masters, LLC, a 10% stockholder during part of fiscal year 2004, (a) the Form 3 to report the acquisition on February 27, 2004 of our Series A preferred stock and warrants to purchase our common stock was filed on September 17, 2004 and (b) a Form 4 has not been filed to report eight transactions between February 19, 2004 and April 22, 2004 involving the sale of shares of our common stock, (xii) as to Headwater Holdings, LLC, a 10% stockholder during part of fiscal year 2004, the Form 3 to report three transactions involving the acquisition of warrants to purchase our common stock between February 27, 2004 and December 1, 2004 was filed on April 6, 2005, and (xiii) as to Vitel Ventures, Inc., a 10% stockholder during part of fiscal year 2004, a Form 3 was not filed with respect to the acquisition of warrants to purchase our common stock and Series A preferred stock convertible into our common stock.

Code of Ethics

Each of our directors, officers and employees are required to comply with the Code of Ethics adopted by us. The Code of Ethics sets forth policies covering a broad range of subjects and requires strict adherence to laws and regulations applicable to our business. The Code of Ethics is attached to this Annual Report on Form 10-KSB as Exhibit 14.1.

Item 10. Executive Compensation

The following table sets forth, for each of the last three full fiscal years, information concerning annual and long-term compensation, paid or accrued for services in all capacities during the fiscal year ended December 31, 2004, for our Chief Executive Officer during 2004 and for the two other executive officers (collectively, the "Named Executive Officers") with base salary and bonuses exceeding $100,000 during 2004:

                           Summary Compensation Table

                                          Annual Compensation                      Long-term Compensation
                            ------------------------------------------------     --------------------------
                                                                  Other
                                                                  Annual          Restricted   Securities
Name and Principal          Fiscal                             Compensation         Stock      Underlying       All Other
Position                    Year         Salary   Bonus             (1)           Awards(2)    Options(3)      Compensation
-----------------------------------------------------------------------------------------------------------------------------
Robert Pons (4)             2004         $236,000  $105,000         $ --           --           1,700,000          $100,000
Chief Executive Officer     2003           44,000        --           --           --              50,000            16,000
                            2002               --        --           --           --                  --               --

Timothy G. Wenhold (5)      2004          113,333    85,000           --           --             950,000            40,000
Chief Operating Officer     2003               --        --           --           --               8,333            35,000
                            2002               --        --           --           --                  --                --

Len von Vital (6)           2004          108,333        --           --           --             300,000            20,875
Chief Financial Officer     2003               --        --           --           --                  --                --
                            2002               --        --           --           --                  --                --

(1) The aggregate amount of personal benefits not included in the Summary Compensation Table does not exceed the lesser of either $50,000 or 10% of the total annual salary and bonus paid to the Named Executive Officers.

(2) The Named Executive Officers did not receive any restricted stock awards or long-term incentive plan payouts during fiscal 2004, 2003 or 2002.

(3) See description on page 66 under the heading "Stock Options" regarding the grants made in 2004. In addition, Mr. Pons was granted warrants to purchase 50,000 shares of Common Stock in 2003 pursuant to his Consulting Agreement with us dated August 4, 2003 (see footnote 4 below). Mr. Wenhold was granted warrants to purchase 8,333 shares of Common Stock in 2003 pursuant to his Consulting Agreement with us dated August 1, 2003 (see footnote 5 below).

(4) Salary in 2003 reflects amounts paid under Mr. Pons' Consulting Agreement with us dated August 4, 2003. Salary in 2004 includes $61,000 paid under his Consulting Agreement. Mr. Pons served as Interim Chief Executive Officer from August 28, 2003 to January 24, 2004. He became our Chief Executive Officer on January 24, 2004. The entry in 2004 under "All Other Compensation" represents $100,000 paid to Mr. Pons from us as a transaction fee in connection with the 2004 Private Placement transaction, which fee was paid pursuant to the terms of his Consulting Agreement and his Employment Agreement with us dated March 12, 2004.

(5) Mr. Wenhold became our Chief Operating Officer on March 10, 2004. Amounts under "All Other Compensation" represent payments to Mr. Wenhold under his Consulting Agreement with us dated August 4, 2003.

(6) Mr. von Vital became our Chief Financial Officer on April 9, 2004. Amounts under "All Other Compensation" represent payments to Mr. von Vital for consulting services provided by him to us in 2004.

Stock Options

The following table sets forth information with respect to stock options granted to the Named Executive Officers in fiscal year 2004:

                        Option Grants in Last Fiscal Year

                                      Number of             % of Total Options
                                      Securities                Granted to            Exercise            Expiration
         Name                     Underlying Options         Employees in the          Price                 Date
                                       Granted                  fiscal year
------------------------------- ----------------------- --------------------------- ---------------- ------------------------
Robert Pons                             1,300,000                39.4%                  $1.50        March 12, 2014
Robert Pons                               400,000                12.1%                  $2.07        December 20, 2014
Timothy G. Wenhold                        700,000                21.2%                  $1.50        March 12, 2014
Timothy G. Wenhold                        250,000                7.6%                   $2.07        December 20, 2014
Len von Vital                             300,000                9.1%                   $3.75        April 9, 2014

(1) This option to purchase 1,300,000 shares of Common Stock was granted pursuant to an Option Agreement with Mr. Pons dated as of March 12, 2004. This option vests as follows: (i) 557,141 shares on the date of grant (March 12, 2004) and (ii) the balance of the 742,859 shares vests in equal amounts as of the last day of each calendar quarter beginning with the quarter ending March 31, 2004 and ending with the quarter ending December 31, 2007.

(2) This option to purchase 400,000 shares of Common Stock was granted pursuant to an Option Agreement with Mr. Pons dated as of December 20, 2004. This option vests on the last day of each month in 36 equal monthly installments beginning on December 31, 2004 and ending on November 30, 2007.

(3) This option to purchase 700,000 shares of Common Stock was granted pursuant to an Option Agreement with Mr. Wenhold dated as of March 12, 2004. This option vests as follows: (i) 300,000 shares on the date of grant (March 12, 2004) and (ii) the balance of the 400,000 shares vests in equal amounts as of the last day of each calendar quarter beginning with the quarter ending March 31, 2004 and ending with the quarter ending December 31, 2007.

(4) This option to purchase 250,000 shares of Common Stock was granted pursuant to an Option Agreement with Mr. Wenhold dated as of December 20, 2004. This option vests on the last day of each month in 36 equal monthly installments beginning on December 31, 2004 and ending on November 30, 2007.

(5) This option to purchase 300,000 shares of Common Stock was granted pursuant to an Option Agreement with Mr. von Vital dated as of April 9, 2004. This option vests on the last day of each calendar quarter in 16 equal quarterly installments beginning on June 30, 2004 and ending on March 31, 2008.

The following table sets forth information as to the number of unexercised shares of Common Stock underlying stock options and the value of unexercised in-the-money stock options at December 31, 2004:

               Aggregated Option Exercises in Last Fiscal Year and
                       Fiscal Year End Option Value (1)(2)

                                                                         Number of Securities             Value of Unexercised In-
                                                                        Underlying Unexercised              The-Money Options at
                               Shares                                   Options at Fiscal Year                 Fiscal Year End
                             Acquired on             Value                 End Exercisable/                     Exercisable/
             Name             Exercise              Realized                Unexercisable                       Unexercisable
----------------------------------------------------------------------------------------------------------------------------------
Robert Pons                      --                     --                  742,856/957,144                   $482,856/$394,144
Timothy G. Wenhold               --                     --                  400,000/550,000                   $260,000/$215,000
Len von Vital                    --                     --                  56,250/243,750                         $0/$0

(1) Value is based on the closing price of our Common Stock as reported by the OTC Bulletin Board on December 31, 2004 ($2.15) less the exercise price of the option.

(2) No stock options were exercised by the Named Executive Officers during the fiscal year ended December 31, 2004.

Agreements with Named Executive Officers

We entered into an Employment Agreement with Robert Pons, dated March 12, 2004. The agreement provides for a 4 year term with a base annual salary of $210,000 in the first year of the term, subject to increases as determined by the Board of Directors. Mr. Pons shall also be eligible for bonuses in the event the Company meets certain performance goals related to raising additional capital, revenue targets or other goals mutually set by Mr. Pons and us. On February 11, 2005, the Compensation Committee approved an increase in Mr. Pons' base annual salary and a cash bonus depending on whether the acquisition of Telco Group occurs in calendar year 2005. Assuming the Telco Group acquisition does not occur in calendar year 2005, the Compensation Committee approved a 15% increase of base compensation for Mr. Pons to $241,500 and a cash bonus based on the following: (i) successful integration of KPCCD - 15% of base compensation; (ii) successful introduction of Uphonia "brand" and equipment - 15% of base compensation; and (iii) attainment of cash flow break even or better - 35% of base compensation. The determination of the first two bonus items will be based on specific parameters to be determined by the Compensation Committee and the third item would be based on the actual results for calendar year 2005. Assuming the Telco Group acquisition is consummated in calendar year 2005, the Compensation Committee approved an increase of Mr. Pons' base compensation to $350,000, effective upon the consummation of such acquisition. In such case, the maximum bonus for Mr. Pons would increase to $200,000, with the specific criteria to be determined by the Committee in the future.

Mr. Pons also received an option to purchase 1,300,000 shares of our common stock under a non-plan option agreement, which option has an exercise price of $1.50 per share and a term of 10 years. The option provides for 557,141 shares to vest immediately and the remaining 742,859 shares to vest in equal amounts as of the last day of each calendar quarter commencing March 31, 2004. The options will vest immediately upon a Change of Control (as defined in his option agreement) or in the event Mr. Pons is terminated Other Than for Cause or he terminates employment for Good Reason (as each is defined under the Employment Agreement). Mr. Pons will also receive 12 months of base salary upon termination Other Than for Cause or if he terminates employment for Good Reason.

We entered into an Employment Agreement with Timothy G. Wenhold, dated March 12, 2004. The agreement provides for a 4 year term with a base annual salary of $170,000 in the first year of the term, subject to increases as determined by the Board of Directors. Mr. Wenhold shall also be eligible for bonuses in the event we meet certain performance goals related to raising additional capital, revenue targets or other goals mutually set by Mr. Wenhold and us. On February 11, 2005 the Compensation Committee approved an increase in Mr. Wenhold's base annual salary and a cash bonus depending upon whether the acquisition of Telco Group occurs in calendar year 2005. Assuming the Telco Group acquisition does not occur in calendar year 2005, the Compensation Committee approved a 15% increase of base compensation for Mr. Wenhold to $195,500, and a cash bonus based on the following: (i) successful integration of KPCCD - 15% of base compensation; (ii) successful introduction of Uphonia "brand" and equipment - 15% of base compensation; and (iii) attainment of cash flow break even or better
- 35% of base compensation. The determination of the first two bonus items will be based on specific parameters to be determined by the Compensation Committee and the third item would be based on the actual results for calendar year 2005. Assuming the Telco Group acquisition is consummated in 2005, the Compensation Committee approved an increase of Mr. Wenhold's base compensation to $283,000, effective upon the consummation of such acquisition. In such case, the maximum bonus for Mr. Wenhold would increase to $167,000, with the specific criteria to be determined by the Compensation Committee in the future.

Mr. Wenhold also received an option to purchase 700,000 shares of our common stock under a non-plan option agreement, which option has an exercise price of $1.50 per share and a term of 10 years. The option provides for 300,000 shares to vest immediately and the remaining 400,000 shares to vest in equal amounts as of the last day of each calendar quarter commencing March 31, 2004. The options will vest immediately upon a Change of Control (as defined in his option agreement) or in the event Mr. Wenhold is terminated Other Than for Cause or he terminates employment for Good Reason (as each is defined under the Employment Agreement). Mr. Wenhold will also receive 12 months of base salary upon termination Other Than for Cause or if he terminates employment for Good Reason.

Directors' Compensation

Prior to the adoption by the Board of amendments to the compensation paid to non-employee directors which are described below, as of June 4, 2004, each non-employee director was entitled to receive a $1,000 fee for each meeting he or she attended and each committee member was entitled to receive up to $500 per committee meeting attended. Additionally, each non-employee director who is not an officer or employee was entitled to be reimbursed for his or her out-of-pocket expenses incurred in connection with attendance at meetings or other Company business.

On February 11, 2005, the Board approved amendments to the compensation paid to the non-employee directors. As of February 11, 2005, the non-employee directors are no longer entitled to receive per meeting fees and will be compensated as described below. The non-employee directors will be paid the following annual rates for service on the Board, which will be paid on a quarterly basis:

            o     Non-employee board member -- $10,000

            o     Non-employee Chairman of the Board -- $60,000

            o     Committee Chairman -- $3,000

            o     Committee Member -- $2,000

The directors will be reimbursed for out-of-pocket expenses incurred in attending meetings. The Board also intends to issue additional stock options to non-employee directors from time to time as determined by the Board in its discretion.

The Board also approved further amendments to the compensation paid to non-employee directors to become effective upon (and conditioned upon) the closing of the proposed acquisition of Telco Group. In particular, in the event the Telco Group closing occurs then the non-employee directors will be paid the following annual rates for service on the Board, which will be paid on a quarterly basis:

            o     Non-employee board member -- $30,000

            o     Non-employee Chairman of the Board -- $150,000

            o     Committee Chairman -- $7,500

            o     Committee Member -- $5,000

The directors would be reimbursed for out-of-pocket expenses incurred in attending meetings, and the Board intends to issue additional stock options to non-employee directors from time to time.

We also adopted a compensation plan for outside (non-employee) directors effective June 4, 2004. Each outside director will receive an option for 60,000 shares. The outside directors in office on the effective date, L. Scott Perry, Charles R. Wood, and Catherine Cassel Talmadge (collectively, the "Former Directors") received such option grant on August 1, 2004. Paul J. Keeler, John
E. Goode and Paul L. Melchiorre (collectively, the "Current Directors"), the directors presently in office, received such option grant on October 30, 2004, October 30, 2004 and November 1, 2004, respectively. Any new outside director will receive such option grant on the date of joining the Board. The exercise price will be the average of the closing stock price on the date of the option grant. The option grant to the Former Directors was initially scheduled to vest in increments of 20,000 shares at December 31, 2004, 2005 and 2006. However, pursuant to letter agreements between us and each Former Director, each dated October 30, 2004, each of which was entered into in connection with such Former Director's resignation as a director, 35,000 shares of the option grant to each Former Director automatically vested and the balance of such option grant (25,000 shares) will not be exercisable. The option will vest in increments of 20,000 shares, at the first, second and third anniversaries of the date of grant for the Current Directors and any new outside directors.

The former Chairman of the Board of Directors, L. Scott Perry, was paid $5,000 per quarter in 2004 for serving as Chairman of the Board of Directors. Mr. Perry was paid $15,000 in 2004 pursuant to this arrangement, prior to his resignation in October 2004. On January 10, 2005, the Board granted to the current Chairman of the Board of Directors, Paul J. Keeler, a warrant to purchase 250,000 shares of the Common Stock at an exercise price of $2.10 per share, which was the closing stock price of the Common Stock on the date of grant. These warrants, which have a 5 year term and are immediately exercisable, were issued to Mr. Keeler for serving as the Chairman of the Board.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

                        BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 1, 2005, certain information with respect to the beneficial ownership of our Common Stock and Preferred Stock by
(i) each person known by us to beneficially own more than 5% of our outstanding shares of Common Stock or Preferred Stock, (ii) each of our directors, (iii) each of the Named Executive Officers and (iv) all of our executive officers and directors as a group.

                                             Common Stock                  Series A Preferred Stock
                                     Amount and                          Amount and
                                     Nature of         Percent of        Nature of         Percent of
       Name and Address of           Beneficial       Outstanding        Beneficial        Outstanding
      Beneficial Owner (1)         Ownership (2)       Shares (3)      Ownership (2)       Shares (3)        Total (4)
Kevin Kimberlin                       2,732,309 (5)(6)   34.82%          46,065 (6)           5.34%            19.39% (5)(6)
c/o Spencer Trask
535 Madison Avenue
New York, New York 10021

TecCapital, Ltd.                      1,353,288          25.30%              0                  *               9.60%
Cedar House
41 Cedar Avenue
Hamilton, HM 12, Bermuda

Crestview Capital Masters, LLC          488,597 (7)       8.48%            32,667             3.79%             5.67% (7)
Crestview Fund
Crestview Fund II
Crestview Offshore Fund
95 Revere, Suite F
Northbrook, IL  60062

Headwater Holdings                      421,204 (8)       7.30%            14,059             1.63%             3.90% (8)
220 Montgomery Street,
Suite 500
San Francisco, CA  94104

Vitel Ventures, Inc.                    427,312 (9)       7.40%            20,544             2.38%             4.39% (9)
802 Grand Pavilion, 1st Floor
P.O. Box 30543 SMB
Grand Cayman
Cayman Islands, BWI

Nimesh Patel                            333,333           6.23%              0                  *               2.39%
84-21 37th Avenue
Jackson Heights, NY 11372

Ashok Patel                             333,333           6.23%              0                  *               2.39%
84-21 37th Avenue
Jackson Heights, NY 11372

                                             Common Stock                  Series A Preferred Stock
                                     Amount and                          Amount and
                                     Nature of         Percent of        Nature of         Percent of
       Name and Address of           Beneficial       Outstanding        Beneficial        Outstanding
      Beneficial Owner (1)         Ownership (2)       Shares (3)      Ownership (2)       Shares (3)        Total (4)
Kala Patel                              333,334           6.23%              0                  *               2.39%
84-21 37th Avenue
Jackson Heights, NY 11372

Robert M. Pons                          899,839 (10)     14.41%              0                  *               6.05% (10)

Len von Vital                            75,000 (11)      1.38%              0                  *                  *  (11)

Timothy G. Wenhold                      468,055 (12)      8.05%              0                  *               3.24% (12)

John E. Goode                                 0            *                 0                  *                  *

Paul J. Keeler                          250,000 (13)      4.46%              0                  *               1.76% (13)

Paul L. Melchiorre                            0            *                 0                  *                  *

All executive officers and
directors as a group (6 persons)      1,692,894 (14)     24.06%              0                  *              10.81% (14)

--------------------
*        Less than 1%

(1) Addresses are only given for holders of 5% or more of our outstanding common stock who are not currently officers or directors. This table contains information furnished to us by the respective stockholders or contained in filings made with the Securities and Exchange Commission ("SEC"), or, with respect to shares of common stock underlying certain warrants, options and convertible preferred stock, from our records.

(2) Under the rules of the SEC, a person is deemed to be the beneficial owner of a security if such person has or shares the power to vote or direct the voting of such security or the power to dispose or direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities if that person has the right to acquire beneficial ownership within 60 days of March 1, 2005. For purposes of beneficial ownership of our common stock, excludes shares of common stock that may be acquired upon the conversion of Series A preferred stock held by such person. Also excludes 184,938 shares of common stock in the aggregate subject to issuance in connection with the payment of stock dividends to holders of our preferred stock for the period ended June 30, 2004. Except as otherwise indicated, the named entities or individuals have sole voting and investment power with respect to the shares of common stock and preferred stock beneficially owned.

(3) Represents the number of shares of common stock or preferred stock (as applicable) beneficially owned as of March 1, 2005 by each named person or group, expressed as a percentage of the sum of all of (i) the shares of such class outstanding as of such date, and (ii) the number of shares of such class not outstanding, but beneficially owned by such named person or group as of such date (e.g., shares of common stock underlying vested options or warrants). For purposes of beneficial ownership of our common stock, excludes shares of common stock that may be acquired upon the conversion of Series A preferred stock held by such person. There were 5,349,392 shares of common stock and 862,282 shares of Series A preferred stock outstanding on March 1, 2005.

(4) The percentage in this column is based upon the total number of shares of common stock beneficially owned, calculated by assuming conversion of all of the outstanding Series A preferred shares.

(5) Includes holdings of (i) Spencer Trask Ventures, Inc., a Delaware corporation and wholly-owned subsidiary of Spencer Trask & Co., a Delaware corporation, of which Kevin Kimberlin is the controlling shareholder, (ii) Spencer Trask Investment Partners LLC, a Delaware limited liability company, of which Kevin Kimberlin is the non-member manager, and (iii) Spencer Trask Private Equity Fund I, LP, Spencer Trask Private Equity Fund II LP, Spencer Trask Private Equity Accredited Fund III, LLC, and Spencer Trask Illumination Fund (collectively, the "Funds"), of which Kevin Kimberlin is a 100% owner of the entity that is a 100% owner of the manager of such Funds. Includes 2,496,753 shares of common stock subject to warrants.

(6) Excludes 1,831,755 shares of common stock subject to warrants transferred to employees of Spencer Trask and Spencer Trask & Co.

(7)   Includes holdings of (i) Crestview Fund I, LP, (ii) Crestview Fund II, LP,
      (iii) Crestview Offshore Fund and (iv) Crestview Capital Masters, LLC (collectively, the "Crestview Entities")., Daniel Walsh, Stewart Flink and Bob Hoyt share voting and investment power over the shares held by each of the Crestview Entities. Includes 409,599 shares of common stock subject to warrants.

(8)   Includes 421,204 shares of common stock subject to warrants.

(9)   Includes 427,312 shares of common stock subject to warrants.

(10) Includes of 50,000 shares of common stock subject to warrants and 844,839 shares of common stock subject to options.

(11)  Includes 75,000 shares of common stock subject to options.

(12) Includes 459,722 shares of common stock subject to options and 8,333 shares of common stock subject to warrants. (13) Includes 250,000 shares of common stock subject to warrants. (14) Includes 1,687,894 shares of common stock subject to options and warrants issued to our executive officers and directors.

Equity Compensation Plan Information

The table below sets forth certain information as of our fiscal year ended December 31, 2004 regarding the shares of our common stock available for grant or granted under compensation plans that (i) were adopted by our stockholders and (ii) were not adopted by our stockholders.

                                                                                           Number of securities
                                                                                          remaining available for
                                                                 Weighted-average          future issuance under
                               Number of securities to be       exercise price of        equity compensation plans
                                 issued upon exercise of           outstanding         (excluding securities in the
                                   outstanding options               options            first column of this table)
                             --------------------------------  --------------------   --------------------------------
Equity compensation
plans approved by
security holders                          8,167                       $8.55                       250,000

                             --------------------------------                         --------------------------------
Equity compensation
plans not approved
by security holders                     3,640,875                     $1.94                       200,000
                             --------------------------------                         --------------------------------
Total                                   3,649,042                     $1.95                       450,000
                             ================================                         ================================

Description of Plans Not Adopted by Stockholders

The aggregate number of shares of our Common Stock for which options may be granted under the 1999 Stock Option Plan ("1999 Plan") is 66,667. Such options may be issued to key employees, officers, directors and consultants. The 1999 Plan is administered by the Board of Directors. The Board of Directors may grant only non-qualified stock options (options which do not comply with section 422 of the Internal Revenue Code of 1986, as amended) under the 1999 Plan. The 1999 Plan permits the administrators of the plan, in their sole discretion, to allow the cashless exercise of options. As of December 31, 2004, there were options to purchase 17,000 shares of common stock issued and outstanding and -0- available for grant pursuant to the 1999 Plan.

On December 28, 1999, the Board of Directors granted Stephen Lawlor, then a director, an option to purchase 3,333 shares of common stock at an exercise price of $102.042 per share. Such option vested immediately and expired on December 27, 2004.

The aggregate number of shares of our Common Stock for which options may be granted under the 2000 Stock Option Plan ("2000 Plan") is 225,000. Such options may be issued to key employees, officers who are key employees, directors and consultants. The 2000 Plan is administered by the Board of Directors. The Board of Directors may grant only non-qualified stock options (options which do not comply with section 422 of the Internal Revenue Code of 1986, as amended) under the 2000 Plan. The 2000 Plan permits the administrators of the plan, in their sole discretion, to allow the cashless exercise of options. As of December 31, 2004, there were options to purchase 113,717 shares of common stock issued and outstanding and -0- shares of common stock available for grant pursuant to the 2000 Plan.

The aggregate number of shares of our Common Stock for which options may be granted under the 2004 Stock Option Plan ("2004 Plan") is 200,000. Such options may be issued to employees, including employees who are also directors, and non-employee directors. The 2004 Plan is administered by the Compensation Committee of the Board of Directors. Unless the 2004 Plan is approved by our stockholders, the Compensation Committee may grant only non-qualified stock options (options which do not comply with Section 422 of the Internal Revenue Code of 1986, as amended) under the 2004 Plan. The 2004 Plan permits the administrators of the plan, in their sole discretion, to allow the cashless exercise of options

Footnote 15 to our financial statements, included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004, contains additional information regarding each of the stock option plans described above.

We adopted a compensation  plan (the  "Non-Employee  Director Plan") for outside
(non-employee) directors effective June 4, 2004. Each outside director will receive an option for 60,000 shares. The option will vest in increments of 20,000 shares, and at the first, second and third anniversaries of the date of grant. The options expire ten years from the date of grant.

In August 2004, we granted options to purchase 60,000 shares of common stock to all three of our then non-employee directors pursuant to the Non-Employee Director Plan, which options have an exercise price of $1.75 per share. In November 2004 each of these non-employee directors resigned and 35,000 shares vested for each director.

During the quarter ended December 31, 2004, we granted options to purchase 60,000 shares of common stock to all three non-employee directors pursuant to the Non-Employee Director Plan which options have an exercise price of $1.67 per share and a term of 10 years. The options vest annually over three years commencing October 30, 2005. The options will vest immediately upon a Change of Control (as defined in their option agreements).

In connection with entering into an Employment Agreement on March 12, 2004, we granted to Robert Pons, our President and Chief Executive Officer, an option to purchase 1,300,000 shares of common stock, which option has an exercise price of $1.50 per share and a term of 10 years. The option provides for 557,141 shares to vest immediately and the remaining 742,859 shares to vest in equal amounts as of the last day of each calendar quarter commencing March 31, 2004. The option will vest immediately upon a Change of Control (as defined in his option agreement) or in the event Mr. Pons is terminated Other Than for Cause or he terminates employment for Good Reason (as each is defined under the Employment Agreement).

In connection with entering into an Employment Agreement on March 12, 2004, we granted to Timothy Wenhold, the Company's Executive Vice President and Chief Operating Officer, an option to purchase 700,000 shares of common stock, which option has an exercise price of $1.50 per share and a term of 10 years. The option provides for 300,000 shares to vest immediately and the remaining 400,000 shares to vest in equal amounts as of the last day of each calendar quarter commencing March 31, 2004. The option will vest immediately upon a Change of Control (as defined in his option agreement) or in the event Mr. Wenhold is terminated Other Than for Cause or he terminates employment for Good Reason (as each is defined under the Employment Agreement)

In April 2004, we granted to Len von Vital, Matthew Stecker and Daniel Wainfan, our Chief Financial Officer, Chief Technology Officer and Vice President of Marketing, respectively, an option for each to purchase 300,000, 150,000 and 100,000 shares of common stock, respectively, which options have exercise prices of $3.75, $1.50 and $3.25 per share, respectively, and a term of 10 years. The options vest in equal amounts over four years as of the last day of each calendar quarter commencing September 30, 2004. The options will vest immediately upon a Change of Control (as defined in their option agreements).

In December 2004, we granted to Messrs. Pons and Wenhold options to purchase 400,000 and 250,000 shares of common stock, respectively, which options have an exercise price of $2.07 per share and a term of 10 years. The options vest monthly over three years commencing December 31, 2004. The options will vest immediately upon a Change of Control (as defined in their option agreements).

In December 2004, we granted to Dan Wainfan, the Company's Vice President of Marketing an option to purchase 100,000 shares of common stock, which option has an exercise price of $1.56 per share and a term of 10 years. The option vests quarterly over three years commencing March 31, 2005. The option will vest immediately upon a Change of Control (as defined in his option agreement).

Item 12. Certain Relationships and Related Transactions

On January 7, 2005, we acquired all of the issued and outstanding capital stock of KPCCD, Inc. ("KPCCD") pursuant to a Stock Purchase Agreement by and among Nimesh Patel, Ashok Patel and Kala Patel (collectively, the "Sellers") and us, dated December 19, 2004 ("KPCCD Agreement"). Following the closing of this acquisition, KPCCD became our wholly-owned subsidiary. Pursuant to the terms of the Agreement, we issued an aggregate of 1,000,000 shares of our common stock to the Sellers as consideration for acquiring KPCCD. As a result, each of the Sellers owns more than 5% of our issued and outstanding common stock, as described in Item 11, Security Ownership of Certain Beneficial Owners and Management and Related Stock Holder Matters.

In connection with the closing of the transactions contemplated by the KPCCD Agreement, on January 7, 2005 KPCCD, the Sellers and Prima Communications, Inc. ("Prima"), a company controlled by the Sellers, entered into a Master Vendor Agreement ("Vendor Agreement"). Under the Vendor Agreement, Prima will sell to KPCCD at cost all of KPCCD's requirements of international prepaid calling cards for up to one year after January 7, 2005. We have guaranteed the obligations of KPCCD under the Vendor Agreement.

Additionally, per the terms of the KPCCD Agreement, immediately prior to the closing KPCCD distributed to Prima all of KPCCD's cash, accounts receivable, inventory (including prepaid calling cards) and accounts payable. The KPCCD Agreement also provides the Sellers with certain registration rights with regard to our common stock they received in the transaction. In particular, the Sellers received "piggyback" registration rights for a period of two years after the closing, which requires us to use best efforts to include the Sellers' shares in any registration statement under the Securities Act of 1933 that we otherwise file with the Securities and Exchange Commission to register our common stock, except for certain registration statements relating to an equity line of credit, employee benefit plans or certain business combinations.

In connection with the transactions contemplated by the KPCCD Agreement, we entered into employment agreements with each of Nimesh Patel to be employed as President of KPCCD and Kala Patel to be employed as Vice President of KPCCD, each dated January 7, 2005 (collectively, the "KPCCD Employment Agreements"). Nimesh Patel and Kala Patel are each entitled to annual compensation in the amount of $180,000 during the period in which the Vendor Agreement is in effect, under the terms of their respective Employment Agreements. Upon termination of the Vendor Agreement, the annual compensation under each KPCCD Employment Agreement will be reduced to $120,000. Additionally, under each of their respective Employment Agreements, Nimesh Patel and Kala Patel are each entitled to a bonus equal to 17.5% of KPCCD's net operating cash flow in excess of $50,000. The KPCCD Employment Agreements cannot be terminated during the period in which the Vendor Agreement is in effect either by us with or without cause or by Nimesh Patel or Kala Patel, voluntarily.

We entered into a consulting arrangement with Spencer Trask in May 2003 providing that Spencer Trask would render corporate financial consulting, financial advisory, and investment banking services to us ("Trask Consulting Agreement"). Under the Trask Consulting Agreement, we agreed to pay consulting fees of $7,500 per month commencing July 1, 2003 thru May 31, 2004 and we issued Spencer Trask 83,333 shares of Common Stock.

As part of the consulting arrangement, Spencer Trask acted as a finder and assisted us with sales of Units consisting of convertible debentures and warrants from May 2003 through November 2003 in the aggregate amount of $2,685,000. We paid Spencer Trask a finders fee consisting of $349,050 in cash (including finders fees and non-accountable expenses), 152,223 shares of Common Stock and a warrant to purchase 749,146 shares of Common Stock at exercise prices ranging from $1.50 to $1.90 per share. We also reimbursed Spencer Trask for $20,000 of legal expenses and $5,000 of out-of-pocket expenses.

Under the terms of the Trask Consulting Agreement, we are obligated to pay Spencer Trask a fee as a result of the closing of our acquisition of nReach, based on 5% of the first two-million dollars of the aggregate consideration of such acquisition, 4% of the next two million dollars or portion thereof, 3% of the third $2,000,000 or portion thereof, and 2.5% of the balance of the consideration. For purposes of determining the aggregate consideration, the total value of liabilities assumed are included, and fees on any contingent payment shall be paid to Spencer Trask when such contingent payment is made. Spencer Trask has agreed to accept shares of our Common Stock in lieu of cash with respect to such fees.

Under the terms of the Trask Consulting Agreement, in the event that within 18 months after May 31, 2004 (under certain conditions), we sell, outside the ordinary course of business, our company or any of our assets, securities or business by means of a merger, consolidation, joint venture or exchange offer, or any transaction resulting in any change in control of us or our assets or business, or we purchase, outside the ordinary course of business, another company or any of its assets, securities or business by means of a merger, consolidation, joint venture or exchange offer, or we receive an investment in us (other than an investment pursuant to an agented offering, which will be subject to compensation pursuant to a separate arrangement with Spencer Trask), we will owe Spencer Trask a cash fee and in some instances, warrants.

Spencer Trask served as the placement agent for our $10 million private offering of investment Units consisting of shares of our Series A preferred stock and warrants to purchase our Common Stock, which transaction closed in February 2004 (the "2004 Private Placement"). In accordance with the terms of the Placement Agency Agreement, dated January 29, 2004, Spencer Trask received compensation consisting of (i) a cash fee of $1,002,500, or 10% of the aggregate purchase price of all of the Units acquired for cash, (ii) a non-accountable expense allowance of $300,750, or 3% of the aggregate proceeds of all Units sold for cash in the transaction, and (iii) warrants to purchase a number of shares of Common Stock equal to 20% of the shares of Common Stock underlying the securities in the Units sold for cash, constituting in the aggregate warrants to purchase 1,336,666 shares of Common Stock at $1.50 per share and warrants to purchase 1,336,666 shares of Common Stock at $2.82 per share.

We entered into a consulting agreement with Robert Pons, dated August 4, 2003 ("Pons Consulting Agreement"), whereby Mr. Pons rendered consulting services to us related to our business activities, strategic planning, and market research and strategic due diligence on proposed business opportunities. The agreement had an initial term of four months and was continued until Mr. Pons became the Company's Chief Executive Officer on January 24, 2004. As compensation for such services, we agreed to pay him a cash fee of $15,000 per month ($4,000 of which was deferred until we closed a financing on no less than $2.5 million), issued to him a warrant to purchase 41,667 shares of Common Stock, which was changed to 50,000 shares of Common Stock, and agreed to pay him a transaction fee equal to 1% of (i) any cash or securities received by us from any equity transaction during the term of the agreement and (ii) sales revenue received and recognized by us resulting from his assistance. The warrant expires in August 2008, is convertible at the price of $2.04 per share, and became exercisable in December 2003. The Pons Consulting Agreement was entered into prior to Mr. Pons becoming our Interim Chief Executive Officer on August 28, 2003. Pursuant to the terms of the Pons Consulting Agreement and his employment agreement with us, Mr. Pons received $100,000 from us in 2004 as a transaction fee in connection with the 2004 Private Placement transaction. See Agreements with Named Executive Officers under Item 10 (Executive Compensation) for a description of Mr. Pons' employment agreement.

In connection with the resignations of three directors from our Board of Directors, we entered into Letter Agreements with each of Catherine Cassel Talmadge ("Talmadge"), Charles R. Wood ("Wood") and L. Scott Perry ("Perry", and with Talmadge and Wood, individually, a "Former Director" and collectively, the "Former Directors"), each dated October 30, 2004. The Letter Agreement with each Former Director provides that 35,000 shares of that certain Option dated August 1, 2004 issued to such Former Director pursuant to the Non-Employee Director Option Plan will automatically vest and we will indemnify such Former Director with respect to his or her service as a director substantially in accordance with our By-Laws. We also agreed that we will purchase and maintain insurance on behalf of such Former Director in his or her capacity as a director of our company, to the fullest extent provided under the Delaware General Corporation Law.

Additionally, each Former Director agreed to waive any and all meeting fees and other directors compensation which would otherwise be due with respect to his or her position as a director or participation at Board meetings and Committee meetings, and to release us and our subsidiaries, directors, officers and employees from all claims such Former Director may have against such persons except for the indemnification rights described above. We agreed to release each Former Director from any claims we may have to the fullest extent permitted under Delaware law, except for liability (i) for breach of the duty of loyalty,
(ii) for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, (iii) under Section 174 of the Delaware General Corporation Law, or (iv) for any transaction from which such Former Director derived an improper personal benefit.

In December 2000, our Board of Directors authorized the issuance of a line of credit to Sebastian Cassetta, our former Chief Executive Officer, for an amount not to exceed $500,000. Such amount bore interest at the prime rate and matured on March 20, 2004. Pursuant to the terms of the note, interest for the period January 2, 2001 to June 30, 2002 had been accrued and was payable at maturity. Commencing July 1, 2002 until maturity, interest was payable same-annually in arrears on January 1st and July 1st. In October 2003 we agreed to forgive this loan over a three year period pursuant to the Separation Agreement we entered into with Mr. Cassetta effective as of October 21, 2003 (the "Cassetta Separation Agreement").

The Cassetta Separation Agreement terminated Mr. Cassetta's rights under his employment agreement, including without limitation, any rights to compensation and severance, in exchange for the consideration set forth therein, including the following: (i) a cash payment for unpaid base salary and accrued vacation of $18,990.30, payable on or before October 31, 2003, (ii) forgiveness of the loans described in the preceding paragraph, and (iii) extension of the Put Right contained in Mr. Cassetta's Restricted Stock Agreement dated December 28, 1998, allowing Mr. Cassetta 1 year (i.e., until September 2004) instead of 60 days to either repay a promissory note (the "Cassetta Note") in the original principal amount of $457,496.86 plus accrued interest, or return 94,707 restricted shares of our Common Stock in full satisfaction of the Cassetta Note and accrued interest thereon. During the quarter ended September 30, 2004, all 94,706 shares of stock, which were pledged as collateral for the Cassetta Note, were assigned and transferred to us and the outstanding debt and accrued interest of $569,670 in the aggregate was cancelled.

In January 2000, we issued Mr. Mario Rossi, our former Executive Vice President and Chief Technology Officer and a Director, 34,347 shares of restricted Common Stock in exchange for Mr. Rossi's note in the amount of $152,500 (the "Rossi Note"). The Rossi Note was secured by the Common Stock issued to Mr. Rossi. In connection with his retirement, we entered into a Separation Agreement with Mr. Rossi effective as of October 21, 2003 (the "Rossi Separation Agreement"). The Rossi Separation Agreement terminated Mr. Rossi's rights under his employment agreement, including without limitation, any rights to compensation and severance, in exchange for the consideration set forth therein, including the following: (i) a cash payment for unpaid base salary and vacation of $16,667.00 payable in two equal installments on October 31, 2003 and November 20, 2003,
(ii) a cash payment for unpaid contractual base salary of $112,500.00, of which $81,370.69 was offset against Mr. Rossi's obligation to us of $47,004.00 in accrued interest on the Rossi Note, and the remaining $31,129.31 was paid in two equal installments on April 21, 2004 and October 21, 2004, (iii) a warrant to purchase 41,667 shares of Common Stock at no less than $2.40 per share, and (iv) pursuant to Mr. Rossi's rights under a Restricted Stock Agreement, cancellation of the principal amount of the Rossi Note upon delivery by Mr. Rossi to us of the 34,347 shares of restricted stock securing the Rossi Note. In January 2004, Mr. Rossi assigned and transferred all 34,347 restricted shares of Common Stock to us in full satisfaction of the outstanding non-recourse debt of $68,000.

Pursuant to the terms of the 2004 Private Placement, we were required to file a Registration Statement with the SEC and have it declared effective no later than 120 days after April 30, 2004, or by August 29, 2004. The Registration Statement was filed on May 13, 2004 but it has not yet been declared effective by the SEC and as a result, we incurred liquidated damages in the form of a monthly cash requirement equal to 2% of the aggregate purchase price of the offering, or approximately $266,000 per month. Liquidated damages are due monthly until the event of default is cured. We proposed a settlement to limit the liquidated damages. In December 2004, in full settlement of the default, we established a pool of 1,000,000 warrants with an exercise price of $2.50 per share and a two year term. The pool of warrants was allocated among each participant based on the investor's proportionate participation in the 2004 Private Placement. As of March 1, 2005, 69% of the representative warrant ownership of the 1,000,000 warrants responded to the proposal and of that amount, 4% declined the proposal. The remaining 31% have not responded to the offer.

Item 13. Exhibits

Exhibit  Description

2.1 Reorganization and Stock Purchase Agreement dated as of January 29, 2004 by and among nReach, SmartServ and the shareholders of nReach set forth on Schedule A thereto(12)
2.2 Stock Purchase Agreement, dated as of December 19, 2004 by and among Nimesh Patel, Ashok Patel and Kala Patel and SmartServ.(20)
3.1 Amended and Restated Certificate of Incorporation of SmartServ, as amended(16)
3.2      By-laws of SmartServ, as amended(8)
4.1      Specimen Certificate of SmartServ's Common Stock(8)
4.2 Stock Purchase Agreement, dated May 12, 2000, between SmartServ and TecCapital, Ltd., The Abernathy Group and Conseco Equity Fund(11)
4.3 Convertible Note, dated February 14, 2003, between SmartServ and Global Capital Funding Group, LP(2)
4.4 Security Agreement dated February 14, 2003, between SmartServ and Global Capital Funding Group, LP(2)
4.5 Amendment No. 1 to the Convertible Note between SmartServ and Global Capital Funding Group, LP(15)
4.6 Amendment No. 1 to the Security Agreement between SmartServ and Global Capital Funding Group, LP(15)
4.7 Amendment No. 2 to the Convertible Note between SmartServ and Global Capital Funding Group, LP(15)
4.8 Amendment No. 2 to the Security Agreement between SmartServ and Global Capital Funding Group, LP(15)
4.9 Form of Warrant for the Investors in the September 2003 Placement (the "September Investors")(13)
4.10 Form of Registration Rights Agreement between SmartServ and the September Investors(13)
4.11 Form of Warrant for the Investors in the November 2003 Placement (the "November Investors")(13)
4.12 Form of Registration Rights Agreement between SmartServ and the November Investors(13)
4.13 Form of Warrant for the Investors in the May 2003 Placement (the "May Investors")(14)
4.14 Form of Registration Rights Agreement, dated May 19, 2003, between SmartServ and the May Investors(14)
4.15 Form of Warrant for the Investors in the June 2003 Placement (the "June Investors")(14)
4.16 Form of Registration Rights Agreement, dated June 13, 2003, between SmartServ and the June Investors(14)

4.17 Form of Letter Agreement Extending the Maturity Date of Convertible Debentures from November 19, 2003 to February 19, 2004, between SmartServ and each of the May, June and September Investors(16)
4.18 Form of Letter Agreement Extending the Maturity Date of Convertible Debentures from December 19, 2003 to February 19, 2004, between SmartServ and the November Investors(16)
4.19 Form of Warrant for the Investors in the 2004 Private Placement (the "2004 Private Placement Investors"(16)
4.20 Form of Registration Rights Agreement, dated February 13, 2004, between SmartServ and the Investors in the 2004 Private Placement(16)
4.21     Specimen  Certificate  of  SmartServ's  Series A Convertible  Preferred
         Stock(16)
4.22 Form of Warrant for Spencer Trask issued pursuant to the 2004 Private Placement(16)
10.1 Information Distribution License Agreement dated as of July 18, 1994 between SmartServ and S&P ComStock, Inc.(8)
10.2 New York Stock Exchange, Inc. Agreement for Receipt and Use of Market Data dated as of August 11, 1994 between SmartServ and the New York Stock Exchange, Inc.(8)
10.3 The Nasdaq Stock Market, Inc. Vendor Agreement for Level 1 Service and Last Sale Service dated as of September 12, 1994 between SmartServ and The Nasdaq Stock Exchange, Inc. ("Nasdaq")(8)
10.4 Amendment to Vendor Agreement for Level 1 Service and Last Sale Service dated as of October 11, 1994 between SmartServ and Nasdaq.(8)
10.5 License Agreement between SmartServ and Salomon Smith Barney (Confidential treatment has been requested with respect to certain portions of this agreement)(4)
10.6     1996 Stock Option Plan(10)#
10.9     1999 Stock Option Plan(11)#
10.10    2000 Stock Option Plan(6)#
10.11    2002 Stock Option Plan(3)#
10.12    2004 Stock Option Plan+#
10.13 Separation Agreement between SmartServ and Sebastian Cassetta, effective as of October 21, 2003(13)#
10.14 Form of Securities Purchase Agreement between SmartServ and the September Investors(13)
10.15    Form of Convertible Debenture for the September Investors(13)
10.16 Form of Securities Purchase Agreement between SmartServ and the November Investors(13)
10.17    Form of Convertible Debenture for the November Investors(13)
10.18 Form of Securities Purchase Agreement, dated May 19, 2003, between SmartServ and the May Investors(14)
10.19    Form of Convertible Debenture for the May Investors(14)
10.20 Form of Securities Purchase Agreement, dated June 13, 2003, between SmartServ and the June Investors(14)
10.21    Form of Convertible Debenture for the June Investors(14)
10.22 Consulting Agreement, dated May 15, 2003, between SmartServ and Spencer Trask Ventures, Inc.(14)
10.23 Employee Separation Agreement, dated February 2, 2004, between SmartServ and Richard Kerschner(17)#
10.24 Severance Agreement, dated June 20, 2003, between SmartServ and Thomas Haller(14)#
10.25 Form of Amendment Agreement, dated June 13, 2003, to the May 19, 2003 Securities Purchase Agreement between SmartServ and the May Investors(14)
10.26 Consulting Agreement between SmartServ and Robert Pons, dated August 4, 2003, as amended(16)#
10.27 Consulting Agreement between SmartServ and Timothy G. Wenhold, dated August 1, 2003(16)#
10.28 Placement Agency Agreement, dated January 29, 2004, between SmartServ and Spencer Trask in connection with the 2004 Private Placement(16)
10.29 Employment Agreement dated as of March 12, 2004 between SmartServ and Robert Pons(17)#
10.30 Employment Agreement dated as of March 12, 2004 between SmartServ and Timothy G. Wenhold(17)#
10.31 Option Agreement dated as of March 12, 2004 between SmartServ and Robert Pons(17)#
10.32 Option Agreement dated as of March 12, 2004 between SmartServ and Timothy G. Wenhold(17)#
10.33 Option Agreement dated as of April 9, 2004 between SmartServ and Len Von Vital(19)#
10.34 Settlement Agreement dated as of February 27, 2004 by and among SmartServ and Michael Silva, Todd Peterson and Brauning Inc.(17)

10.35 Amended and Restated Consulting Agreement dated as of March 31, 2004 between SmartServ and Steven B. Rosner, as amended(17)
10.36 Consulting Agreement dated as of March 31, 2004 between SmartServ and Brockington Securities, Inc., as amended(17)
10.37 Employment Agreement dated as of February 28, 2004 between SmartServ and Michael Stemple(17)#
10.38 Option Agreement dated as of April 15, 2004 between SmartServ and Matthew Stecker(19)#
10.39 Option Agreement dated as of April 26, 2004 between SmartServ and Daniel Wainfan(19)#
10.40    Warrant for Richard Kerschner dated as of February 2, 2004(17)#
10.41    Non-Employee Director Compensation Plan(19)#
10.42    Agreement  dated as of June 1,  2004  between  SmartServ  and M.  Ezzat
         Jalled(18)
10.43 Form of Warrant related to registration rights of the 2004 Private Placement Investors, May Investors, June Investors, September Investors and November Investors+
10.44 Form of Waiver Letter related to registration rights of the 2004 Private Placement Investors, May Investors, June Investors, September Investors and November Investors+
10.45    Option  Agreement dated December 20, 2004 between  SmartServ and Robert
         M. Pons+#
10.46    Option Agreement dated December 20, 2004 between  SmartServ and Timothy
         G. Wenhold+#
10.47 Option Agreement dated October 27, 2004 between SmartServ and Daniel Wainfan+#
10.48 Private Label PCS Service Agreement dated as of November 5, 2004 between Sprint Spectrum L.P. and SmartServ+
10.49 Letter Agreement dated December 2, 2004 between Jefferies & Company, Inc. and SmartServ+
10.50 Letter Agreement dated October 29, 2004 between L. Scott Perry and SmartServ+#
10.51 Letter Agreement dated October 29, 2004 between Charles R. Wood and SmartServ+#
10.52 Letter Agreement dated October 29, 2004 between Catherine Cassel Talmadge and SmartServ+#
10.53 Consulting Agreement dated as of September 15, 2004 between SmartServ and Michael Stemple+#
14.1     Code of Ethics+
21.1     List of Subsidiaries(16)
23.1     Consent of Grant Thornton, LLP+
23.2     Consent of Carlin, Charron & Rosen, LLP +

------------------

+        Filed herewith

(1)      Filed as an exhibit to our Form 8-K, dated November 13, 2003
(2)      Filed as an exhibit to our Form 8-K, dated March 3, 2003
(3) Filed as an exhibit to our Proxy Statement for the 2002 Annual Meeting of Stockholders
(4) Filed as an exhibit to Amendment No. 3 to our registration statement on Form S-3 (Registration No. 333-100193) on February 11, 2003
(5) Filed as an exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2001
(6) Filed as an exhibit to our Annual Report on Form 10-KSB for the fiscal year ended June 30, 2000
(7) Filed as an exhibit to our Annual Report on Form 10-KSB for the fiscal year ended June 30, 1999
(8) Filed as an exhibit to our Registration Statement on Form SB-2 (Registration No. 333-114)
(9) Filed as an exhibit to our Annual Report on Form 10-KSB for the fiscal year ended June 30, 1996
(10)     Filed as an exhibit to our Proxy Statement dated October 10, 1996
(11) Filed as an exhibit to our Registration Statement on Form SB-2 (Registration No. 333-43258) on August 7, 2000
(12)     Filed as an exhibit to our Form 8-K, dated March 4, 2004
(13) Filed as an exhibit to our Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003
(14) Filed as an exhibit to our Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003
(15) Filed as an exhibit to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002
(16) Filed as an exhibit to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003 on April 13, 2004
(17) Filed as an exhibit to our Registration Statement on Form SB-2 (Registration No. 333-115462) on May 13, 2004.

(18) Filed as an exhibit to Amendment No. 1 to our Registration Statement on Form SB-2 (Registration No. 333-115462) on July 27, 2004.
(19) Filed as an exhibit to our Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004. 20. Filed as an exhibit to our Form 8-K, dated January 13, 2005.
# Management contract or compensation plan or arrangement required to be noted as provided in Item 13(a) of the Form 10-KSB rules.

Item 14. Principal Accountant Fees and Services

Audit and Other Fees Paid to Independent Registered Public Accounting Firm

The following table presents fees billed by Ernst & Young ("E&Y") and Grant Thornton LLP ("Grant Thornton") for professional services rendered to us in fiscal years ended December 31, 2004 and December 31, 2003.

      Services Rendered             Fiscal 2004   Fiscal 2003

      Audit Fees                      $237,572      $101,910
      Audit-Related Fees              $      0      $      0
      Tax Fees                        $ 11,244      $      0
      All Other Fees                  $      0      $      0

Grant Thornton served as our independent registered public accounting firm during fiscal year 2004 until December 19, 2004. Carlin, Charron & Rosen, LLP was engaged as our new independent accounting firm on December 19, 2004 and performed the audit for fiscal year 2004. See Item 8 - "Changes in and Disagreements with Accountants on Accounting and Financial Disclosure" for more details.

Audit Fees

The audit fees are billed for professional services rendered for the audit of our annual financial statements, the reviews of the financial statements included in our Quarterly Reports on Form 10-QSB, and services provided in connection with SEC registration statements. Of the fiscal 2004 amount, $221,072 was billed by Grant Thornton relating to its audit of our annual financial statements, review of our Quarterly Reports on Form 10-QSB for the quarters ended March 31, 2004, June 30, 2004 and September 30, 2004, services provided in connection with SEC registration statements and meeting with our Audit Committee, and the remaining amount, $16,500 was billed by E&Y.

Audit-Related Fees

We did not incur any audit-related fees from our independent auditors for fiscal years 2003 and 2004. Tax Fees

Tax fees for fiscal year 2004 consisted principally of preparing our U.S. federal, state and local income tax returns for the tax year ended December 31, 2003.

All Other Fees

We did not incur any fees from our independent auditors for all other services (other than audit services, audit-related services and tax services) in fiscal years 2003 and 2004.

                Pre-Approval Policy for Services by Independent
                       Registered Public Accounting Firm

The Company's Audit Committee has implemented procedures for the pre-approval of all engagements of the independent registered public accounting firm for both audit and permissible non-audit services. Under these procedures, all services provided by the independent registered public accounting firm must be approved by the Audit Committee prior to the commencement of the services. During 2004, no audit or non-audit services performed by the Company's independent auditors were conducted and not pre-approved.

                                   Signatures

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        SMARTSERV ONLINE, INC.


                                        By: /s/Robert M. Pons
                                            ------------------------------------
                                            Robert M. Pons
                                            Chief Executive Officer

                                        Date: April 15, 2005

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature                                 Title                                  Date

/s/   Robert M. Pons                      Chief Executive Officer,                April 15, 2005
---------------------------------------   (Principal Executive Officer)
      Robert M. Pons


/s/   Len von Vital                       Chief Financial Officer                 April 15, 2005
---------------------------------------   (Principal Financial and
      Len von Vital                       Accounting Officer)



/s/  Paul J. Keeler                       Chairman of the Board                   April 15, 2005
---------------------------------------   of Directors
     Paul J. Keeler


                                          Director                                April __, 2005
---------------------------------------
     John E. Goode


/s/  Paul L. Melchiorre                   Director                                April 15, 2005
---------------------------------------
     Paul L. Melchiorre


/s/   Timothy G. Wenhold                   Chief Operating Officer                April 15, 2005
---------------------------------------    and Director
      Timothy G. Wenhold