Form 10QSB
period 2005-03-31
SMARTSERV ONLINE INC
filed 2005-05-16
CIK 1005698

================================================================================

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549

                                FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 2005

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

The number of shares of common stock, $.01 par value, outstanding as of May 1, 2005 was 5,520,605.

Transitional Small Business Disclosure Format (check one):


Yes |_|     No |X|

================================================================================

                           SmartServ Online, Inc.

                                Form 10-QSB

                                   Index


PART 1.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

      Consolidated Balance Sheets - March 31, 2005 (unaudited) and
      December 31, 2004........................................................2

      Consolidated Statements of Operations - three months ended
      March 31, 2005 and 2004 (unaudited)......................................4

      Consolidated Statement of Changes in Stockholders' Equity -
      three months
      ended March 31, 2005 (unaudited).........................................5

      Consolidated Statements of Cash Flows - three months ended
      March 31, 2005 and 2004 (unaudited)......................................6

      Notes to Consolidated Financial Statements (unaudited)...................7

Item 2.  Management's Discussion and Analysis or Plan of Operation............17

Item 3.  Controls and Procedures..............................................24

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings....................................................24

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds..........24

Item 3.  Defaults Upon Senior Securities......................................25

Item 6.  Exhibits ............................................................25

         Signatures...........................................................26

                             SmartServ Online, Inc.

                           Consolidated Balance Sheets

                                                                 March 31,   December 31,
                                                                   2005          2004
                                                                ----------    ----------
                                                                (Unaudited)
Assets
Current assets
   Cash                                                         $  892,657    $1,792,856
   Investments                                                     100,019        99,697
   Accounts receivable                                           4,469,565        92,496
   Prepaid expenses                                                 22,938       349,040
                                                                ----------    ----------
Total current assets                                             5,485,179     2,334,089
                                                                ----------    ----------

Property and equipment, net                                         65,119        73,500

Goodwill                                                         1,743,819            --
Intangibles, net of accumulated amortization of $160,161 and       874,728       911,688
      $123,201 as of March 31, 2005 and December 31, 2004,
       respectively
Security deposits                                                   18,787        18,237

                                                                ----------    ----------
Total Assets                                                    $8,187,632    $3,337,514
                                                                ==========    ==========

See accompanying notes.

                             SmartServ Online, Inc.

                           Consolidated Balance Sheets

                                                                        March 31,       December 31,
                                                                          2005              2004
                                                                     -------------     -------------
                                                                      (Unaudited)
Liabilities and Stockholders' Equity
Current liabilities
   Accounts payable                                                  $   4,923,256     $     446,528
   Accrued liabilities                                                   1,782,760         1,419,248
   Current portion of note payable                                          36,898            36,898
                                                                     -------------     -------------
Total current liabilities                                                6,742,914         1,902,674
                                                                     -------------     -------------

Note payable                                                                 4,798            13,415

Commitments and Contingencies (Note 7)

Stockholders' Equity
Convertible preferred stock - $0.01 par value

   Authorized - 1,000,000 shares
   Issued and outstanding - 851,448 and 862,282 shares,
      aggregate liquidation preference of $14,315,983 and
      $14,056,639 as of March 31, 2005 and December 31,2004,
      respectively                                                           8,514             8,623
Common stock - $.01 par value
   Authorized - 40,000,000 shares
   Issued - 5,586,785 shares and 3,978,445 shares ; outstanding -
      5,457,732shares and 3,849,392 shares at March 31, 2005
      and at December 31, 2004, respectively                                55,868            39,785
Additional paid-in capital                                             106,162,113       103,877,486
Unearned compensation                                                   (1,250,493)       (1,363,663)
Accumulated deficit                                                   (103,372,429)     (100,977,153)
                                                                     -------------     -------------
                                                                         1,603,573         1,585,078
                                                                     -------------     -------------
Treasury stock, 129,053 shares at cost                                    (163,653)         (163,653)
                                                                     -------------     -------------
Total stockholders' equity                                               1,439,920         1,421,425
                                                                     -------------     -------------

Total Liabilities and Stockholders' Equity                           $   8,187,632     $   3,337,514
                                                                     =============     =============

See accompanying notes.

                             SmartServ Online, Inc.

                      Consolidated Statements of Operations
                                   (Unaudited)

                                                            Three Months Ended March 31,
                                                           -----------------------------
                                                               2005             2004
                                                           ------------     ------------
Revenues                                                   $ 11,493,851     $     73,711
                                                           ------------     ------------

Costs and expenses
   Direct costs of revenues                                 (11,486,695)        (316,866)
   Sales and marketing expenses                                (260,691)         (43,706)
   General and administrative expenses                       (2,030,529)        (650,949)
   Stock-based compensation                                    (113,170)      (1,532,141)
                                                           ------------     ------------

Total costs and expenses                                    (13,891,085)      (2,543,662)
                                                           ------------     ------------

Loss from operations                                         (2,397,234)      (2,469,951)
                                                           ------------     ------------

Other income (expense)
   Interest income                                                2,567            3,221
   Interest expense and other financing costs                      (609)      (1,937,081)
   Legal settlement                                                  --         (196,800)

                                                           ------------     ------------
                                                                  1,958       (2,130,660)
                                                           ------------     ------------
Net loss                                                   $ (2,395,276)    $ (4,600,611)
                                                           ============     ============

Preferred stock dividend accrued                             (1,194,135)        (913,840)

                                                           ------------     ------------
Net loss applicable to common shareholders                 $ (3,589,411)    $ (5,514,451)
                                                           ============     ============

Basic and diluted loss per common share                    $      (0.72)    $      (2.25)
                                                           ============     ============

Weighted average shares outstanding - basic and diluted       4,961,319        2,447,453
                                                           ============     ============

See accompanying notes.

                             SmartServ Online, Inc.
            Consolidated Statement of Changes in Stockholders' Equity
                        Three Months Ended March 31, 2005
                                   (Unaudited)


                                                                                          Series A Convertible
                                                              Common Stock                  Preferred Stock
                                                         Shares       Par Value         Shares        Par Value
                                                      -------------  -------------  -------------   -------------
Balances at December 31, 2004                             3,978,445  $      39,785        862,282   $       8,623

Issuance of common stock to acquire KPCCD, Inc.           1,000,000         10,000             --              --

Issuance of warrants as compensation for services                --             --             --              --

Issuance of warrants to vendor                                   --             --             --              --

Issuance of common stock pursuant to an antidilution
  provision of a May 2000 stock purchase agreement          500,000          5,000             --              --

Series A Preferred Stock and warrants                            --             --             --              --

Conversion of Series A Preferred Stock                      108,340          1,083        (10,834)           (109)

Accretion of Series A Preferred Stock                            --             --             --              --

Dividends accrued on Series A Preferred Stock                    --             --             --              --

Common  stock issuable per settlement with former
  officer                                                        --             --             --              --

Amortization of unearned compensation                            --             --             --              --

Net loss for the period                                          --             --             --              --

                                                      -----------------------------------------------------------
Balances at March 31, 2005                                5,586,785  $      55,868        851,448   $       8,514
                                                      ===========================================================


                                                        Additional
                                                         Paid- in        Unearned        Treasury      Accumulated
                                                          Capital      Compensation        Stock         Deficit
                                                      -------------------------------------------------------------
Balances at December 31, 2004                         $ 103,877,486   $  (1,363,663)  $    (163,653)  $(100,977,153)

Issuance of common stock to acquire KPCCD, Inc.           1,707,143              --              --              --

Issuance of warrants as compensation for services           725,165              --              --              --

Issuance of warrants to vendor                               12,637              --              --              --

Issuance of common stock pursuant to an antidilution
  provision of a May 2000 stock purchase agreement           (5,000)             --              --              --

Series A Preferred Stock and warrants                       934,791              --              --              --

Conversion of Series A Preferred Stock                         (974)             --              --              --

Accretion of Series A Preferred Stock                      (934,791)             --              --              --

Dividends accrued on Series A Preferred Stock              (259,344)             --              --              --

Common  stock issuable per settlement with former
  officer                                                   105,000              --              --              --

Amortization of unearned compensation                            --         113,170              --              --

Net loss for the period                                          --              --              --      (2,395,276)

                                                      -------------------------------------------------------------
Balances at March 31, 2005                            $ 106,162,113   $  (1,250,493)  $    (163,653)  $(103,372,429)
                                                      =============================================================

See accompanying notes.

                             SmartServ Online, Inc.

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                      Three Months Ended March 31,
                                                                      ---------------------------
                                                                          2005           2004
                                                                      -----------     -----------
Operating Activities
Net loss                                                              $(2,395,276)    $(4,600,611)
Adjustments to reconcile net loss to net cash
    used for operating activities
       Depreciation and amortization                                       47,725              --
       Noncash compensation costs                                         105,000         640,418
          Provision for doubtful accounts                                 225,000              --
       Noncash consulting services                                        725,165          91,641
       Noncash payments to vendors                                         12,637         219,369
       Amortization of deferred compensation                              113,170       1,532,141
       Amortization of deferred financing costs                                --       1,231,772
       Changes in operating assets and liabilities
          Accounts receivable                                          (4,602,069)          3,481
          Accrued interest receivable                                          --          43,783
          Prepaid expenses                                                326,102          65,765
          Prepaid compensation                                                 --          88,749
          Accounts payable and accrued liabilities                      4,580,896        (434,557)
          Deferred revenues                                                    --          (4,167)
          Security deposit                                                   (550)        (11,212)
                                                                      -----------     -----------
    Net cash used for operating activities                               (862,200)     (1,133,428)
                                                                      -----------     -----------

Investing Activities
Purchase of equipment                                                      (2,384)        (18,099)
Purchase of KPCCD, Inc.                                                   (26,676)        (87,500)
Purchase of investments                                                      (322)             --
                                                                      -----------     -----------
    Net cash used for investing activities                                (29,382)       (105,599)
                                                                      -----------     -----------

Financing Activities
Proceeds from the issuance of series A convertible preferred stock
    and warrants - net                                                         --       8,569,525
Repayment of notes payable and accrued interest                            (8,617)     (1,391,504)
                                                                      -----------     -----------
    Net cash (used for) provided by financing activities                   (8,617)      7,178,021
                                                                      -----------     -----------

(Decrease) increase in cash and cash equivalents                         (900,199)      5,938,994
Cash and cash equivalents- beginning of period                          1,792,856         139,178
                                                                      -----------     -----------

Cash and cash equivalents- end of period                              $   892,657     $ 6,078,172
                                                                      ===========     ===========

See accompanying notes.

                             SmartServ Online, Inc.

              Notes to Unaudited Consolidated Financial Statements

                                 March 31, 2005

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

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We have since our inception earned limited revenues and have incurred substantial recurring operating losses, including net losses of $2,395,276 for the three month period ended March 31, 2005 and $10,580,372 and $17,537,775 for the years ended December 31, 2004 and 2003, respectively. Additionally, we have an accumulated deficit of $103,372,429 at March 31, 2005.

In February 2004, the Company received $10 million in gross proceeds from its private placement of Units consisting of shares of Series A Convertible Preferred Stock and warrants to purchase common stock. The Company used the net proceeds of approximately $8,600,000 from this offering to repay outstanding obligations, including $1,391,500 that was used to repay Global Capital Funding Group, LP, completion of a strategic acquisition and for general working capital purposes. In particular, the Company used a significant portion of its working capital to settle its accounts payable.

On March 30, 2005, after reviewing the Company's cash flow projections, the board of directors approved a plan designed to enable us to have sufficient working capital to support a reduced level of operations through March 2006. As of March 31, 2005, the Company had $992,676 in cash and investments. Elements of the plan include: 1) maximizing KPCCD's international calling card profits since the acquisition of KPCCD on January 7, 2005 2) reducing the level of operating expenses by relocating our hosting facility from an off site location to an on-site location and 3) eliminating employee positions.

In April, 2005, the Company commenced implementing such plan and reduced our staff to a total of 16 people. The Company also completed the relocation of its hosting facility to its headquarters.

The Company is pursuing additional financing, through some combination of borrowings or the sale of equity or debt securities during 2005. The Company was pursuing the Telco Group acquisition and obtaining sufficient financing to cover the costs of such acquisition and provide a sufficient surplus to address the Company's liquidity requirements, however, those discussions have terminated.

As a result of the factors identified above, the Company believes that existing cash resources and cash expected to be generated from operations will be sufficient to support a reduced level of operations through the next twelve months. However, no assurance can be given that the Company will be able meet its revenue and cash flow projections, maintain its cost structure as presently configured, or raise additional capital on satisfactory terms. Should the Company be unable to raise additional debt or equity financing, it may be forced to seek a merger or cease operations.

2.    Summary of Significant Accounting Policies

Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions of Form 10-QSB and Rule 310 of Regulation S-B of the Securities and Exchange Commission and, therefore, do not include all information and notes necessary for a presentation of results of operations, financial position and cash flows in conformity with accounting principles generally accepted in the United States of America. The balance sheet at December 31, 2004 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations have been made. Results of operations for the three months ended March 31, 2005 are not necessarily indicative of those expected for the year ending December 31, 2005.


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

Prepaid International Calling Card Revenue

Prepaid international calling card revenue is derived from the sale of prepaid international calling cards to distributors. Revenue is recognized upon shipment or delivery of prepaid international calling cards to distributors on a non-recourse basis.

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

Hosting Services

Hosting service arrangements are based on a flat monthly fee or on the number of users and may include a one-time setup fee. The one-time setup fee is recognized over the term of the hosting arrangement, and the hosting services revenue is recognized monthly as earned on a fixed fee or a variable rate basis.

Deferred Revenues

Deferred revenues, resulting from customer prepayments, are recognized as services are provided throughout the term of the agreement with the respective customer.

Deferred Financing Costs

Deferred financing costs represent those costs incurred in connection with the issuance of the Company's convertible notes. These costs were recorded at the fair value of the consideration (cash or securities) paid to the finders in such transactions and are amortized to operations as other financing costs over the terms of the respective notes.

Earnings Per Share

Basic earnings per share is computed based on the weighted average number of common shares outstanding; however, it does not include the unvested portion of restricted shares in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". Diluted earnings per share reflects the increase in the weighted average common shares outstanding that would result from the assumed exercise of outstanding stock options, warrants, or convertible securities calculated using the treasury stock method when dilutive.

Fair Value of Financial Instruments

The carrying amounts of our financial instruments approximate fair value due to their terms and maturities. Financial instruments are held for other than trading purposes.

Supplemental Cash Flow Information

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

 In January 2004, in connection with a settlement with a vendor, the Company issued a warrant to purchase 22,000 shares of common stock at $1.34 per share and expiring in January 2007. The warrant was valued at $22,569. The issuance of warrants to purchase common stock is considered a non-cash transaction for the purposes of the Statement of Cash Flows.

During the quarter ended March 31, 2004, the Company converted notes payable and accrued interest amounting to $3,122,302 into Series A convertible preferred stock and warrants. This conversion is considered a non-cash transaction for the purposes of the Statement of Cash Flows.

On January 7, 2005, the Company acquired the business of KPCCD, Inc., a prepaid international calling card distributor. Cash paid for the business acquired is comprised of:

      Fair value of assets acquired                    $ 1,743,819
      Liabilities assumed                                       --
                                                       -----------
      Purchase price, net of cash received               1,743,819
      Common stock issued for business acquired         (1,717,143)
                                                       -----------
      Net cash paid for business acquired              $    26,676
                                                       ===========

Concentration of Credit Risk

Financial instruments that potentially subject SmartServ to concentrations of credit risk consist of cash, investments and accounts receivable. The Company places its cash deposits, including investments in certificates of deposit, with high credit quality institutions. From time to time, a substantial amount of the Company's cash may exceed federal depository insurance limits. However, the Company has not experienced any losses in this area and management believes its cash deposits are not subject to significant credit risk. At March 31, 2005 and December 31, 2004, accounts receivable consist principally of amounts due from prepaid international calling card distributors and from a major telecommunications carrier. The Company performs periodic credit evaluations of its customers and, if applicable, provides for credit losses in the financial statements. As of March 31, 2005 a reserve for doubtful accounts was provided in the amount of $225,000 related to a distributor; as of December 31, 2004, the Company did not believe a reserve for doubtful accounts was necessary.

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

SFAS No. 123 requires companies to recognize compensation expense based on the respective fair values of the options at the date of grant. Companies that choose not to adopt SFAS No. 123 may continue to apply the existing accounting rules contained in APB No. 25, but are required to disclose the pro forma effects on net income (loss) and earnings (loss) per share, as if the fair value based method of accounting had been applied.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. As such, the pro forma net (loss) and (loss) per share are not indicative of future years.

SmartServ's pro forma information is as follows:

                                                                 Three Months Ended
                                                                      March 31
                                                            -----------------------------
                                                                2005             2004
                                                            -----------------------------
Net  loss as reported                                       $(2,395,276)      $(4,600,611)

Employee stock-based compensation included in net loss          113,170         1,532,141

Employee stock-based compensation pursuant to SFAS 123
                                                               (636,244)         (164,785)
                                                            -----------       -----------

Pro forma net loss                                          $(2,918,350)      $(3,233,255)
                                                            ===========       ===========

Basic and diluted loss per share                            $     (0.72)      $     (2.25)
                                                            -----------       -----------

Pro forma basic and diluted loss per share                  $     (0.59)      $     (1.32)
                                                            ===========       ===========

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

3.    Acquisition

On January 7, 2005, SmartServ acquired all of the issued and outstanding capital stock of KPCCD, Inc. ("KPCCD") pursuant to a stock purchase agreement dated December 19, 2004. The Company issued 1,000,000 shares of its common stock, $.01 par value per share, valued at $1,717,143 to the sellers as consideration for acquiring KPCCD. KPCCD is a wholly-owned subsidiary of the Company. Founded in 1998, KPCCD distributes international prepaid calling cards through a network of hundreds of retail outlets along the East Coast. The acquisition of KPCCD expands the Company's distribution network for the Company's planned prepaid wireless products and services.

The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based upon their fair values at the date of acquisition. The fair value of assets acquired was $1,743,819 resulting in a net purchase price of $1,743,819.

SmartServ and KPCCD pro forma combined information:

                                                                Three Months Ended
                                                                     March 31
                                                          -------------------------------
                                                              2005               2004
                                                          ------------       ------------
Pro forma revenues                                        $ 11,493,851       $  5,012,514
                                                          ------------       ------------

Pro forma net loss                                          (2,395,276)        (4,563,476)


Pro forma preferred stock dividend accrued                  (1,194,135)          (913,840)
                                                          ------------       ------------

Pro forma net loss applicable to common shareholders
                                                          $ (3,589,411)      $ (5,477,316)
                                                          ============       ============

Pro forma basic and diluted loss per share                $      (0.72)      $      (1.59)
                                                          ------------       ------------

Pro forma weighted average shares outstanding -
  basic and diluted                                          4,961,319          3,447,453
                                                          ============       ============

4.    Equity Transactions

In February 2004, the Company completed the closing of a $10 million private offering of investment Units consisting of shares of Series A and warrants to purchase common stock ("2004 Private Placement"). The private offering consisted of investment Units at the price of $15.00 per Unit. Each Unit consists of (i) one share of Series A, each of which is initially convertible into 10 shares of common stock, and (ii) one warrant for the purchase of 10 shares of common stock. The Series A receives dividends at the rate of 8% per year payable quarterly in cash or, in our sole discretion, in registered shares of our common stock. The Series A is entitled to a liquidation preference equal to the purchase price per Unit plus accrued and unpaid dividends. The Series A is not redeemable. The warrants have an exercise price of $2.82 per share and expire in February 2007. The Company is obligated to register the common stock upon conversion of the Series A and exercise of the warrants. Holders of the Series A have an optional right to convert to fully paid and non-assessable shares of common stock on a one-for-ten basis (subject to adjustment) at any time prior to the third anniversary date of the final closing date of February 27, 2004 (the "Mandatory Conversion Date"). The Series A will be automatically converted into common stock on a one-for-ten basis (subject to adjustment) upon the earliest of
(i) the Mandatory Conversion Date; or (ii) if, after two years from the date of the final closing date of February 27, 2004, the common stock has a closing sale price of $4.00 or more for twenty (20) consecutive trading days. The Company also completed an additional $25,000 private offering of these Units to an accredited investor in March 2004, which Units have the same terms as described above other than the expiration date which will be March 2007. The Company has used and expects to use the net proceeds of approximately $8,600,000 from this offering for repayment of outstanding obligations (including $1,391,500 that was used to repay Global), completion of strategic acquisitions and general working capital.

On January 7, 2005, the Company acquired KPCCD, Inc. by issuing 1,000,000 shares of its common stock valued at $1,717,143 in exchange for all of the outstanding shares of KPCCD, Inc.

On January 10, 2005, the Company granted to the Chairman of the Board of Directors, Paul J. Keeler, warrants to purchase 250,000 shares of the Common Stock at an exercise price of $2.10 per share, which was the closing stock price of the common stock on the date of grant. The warrants were valued at $424,372. The warrants have a 5 year term and are immediately exercisable and were issued to Mr. Keeler for serving as the Chairman of the Board. The warrants were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act.

In connection with consulting services provided by Steven Rosner and Brockington Securities, Inc., the Company entered into consulting agreements dated March 31, 2004 for warrants to purchase 300,000 and 100,000 shares of common stock, respectively, at $1.50 per share and expiring on March 31, 2007. The warrants were valued at $902,367 and $300,787 respectively. During the first quarter of 2005 $225,596 and $75,198 of the warrants vested, respectively.

On January 28, 2005, SmartServ entered into an agreement with TecCapital, Ltd. ("TEC") pursuant to which TEC agreed to waive and release certain rights TEC has under a certain stock purchase agreement dated May 12, 2000. TEC provided these waivers and releases in consideration for the grant to TEC of 500,000 shares of the Company's common stock. The Company believes that TEC is the beneficial owner of more than ten percent of the Company's common stock. In the event that both the acquisition of Telco Group is not consummated and a registration statement covering all of TEC's shares of common stock is not declared effective within 270 days after the date of the agreement, TEC may (in its sole discretion) return all of the shares to the Company within 330 days from the date of the agreement, and in such case the waivers and releases granted in the agreement would become void and TEC could pursue any claims against the Company as if such waivers and releases had never been granted.

In connection with paying a vendor for public relation services according to an agreement the Company granted an exercisable warrant in March 2005 to purchase 12,857 shares of common stock at $1.40 per share. The warrant expires in March 2008. The warrant was valued at $12,637.

In March 2005, the Company recorded the obligation to issue 75,000 shares of common stock valued at $1.40 per share related to a separation agreement with a former officer.

The Company's inability to timely file its Form 10-KSB for its fiscal year ended December 31, 2002 and a failure to have its SB-2 Registration Statement declared effective by the SEC has affected the following registration rights held by some of its shareholders and warrant holders.

Obligations to Maintain Effective Registration Statements:

Vertical Ventures Investments, LLC holds a warrant to purchase up to 22,476 shares of common stock that is subject to registration rights. The Registration Statement covering the shares underlying this warrant is no longer effective. The Company had until May 14, 2003 to cause the Registration Statement to again become effective. The Company was unable to do so by May 14, 2003, so it accrued a fee of $8,250 for the first month of the deficiency and a fee of $16,500 for each month thereafter until the shares underlying the warrant are registered. The total amount accrued as of March 31, 2005 was $202,125.

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

Obligation to File a Registration Statement:

Pursuant to the terms of the 2004 Private Placement, the Company was required to file a Registration Statement with the SEC and have it declared effective no later than 120 days after April 30, 2004, or by August 29, 2004. The Registration Statement was filed on May 13, 2004 but it has not yet been declared effective by the SEC and as a result, the Company incurred liquidated damages in the form of a monthly cash requirement equal to 2% of the aggregate purchase price of the offering, or approximately $266,000 per month. Liquidated damages are due monthly until the event of default is cured. The Company proposed a settlement to limit the liquidated damages. In December 2004, in full settlement of the default, the Company established a pool of 1,000,000 warrants with an exercise price of $2.50 per share and a two year term. The pool of warrants was allocated among each participant based on the investor's proportionate participation in the 2004 Private Placement. The Company recorded a financing expense of $1,782,125 as of December 31, 2004 related to the pool of warrants. As of March 31, 2005, 68% of the representative warrant ownership of the 1,000,000 warrants responded to the proposal and of that amount, 3% declined the proposal. The remaining 29% have not responded to the offer.

In 2004, pursuant to an agreement with a vendor to whom the Company issued in settlement 60,000 shares of common stock, the Company was obligated to file a Registration Statement and have it declared effective within the same time frame as required by the terms of the 2004 Private Placement. The Registration Statement was timely filed but it has not been declared effective by the SEC. As a result, the Company incurred late registration penalties of $2,000 per month, or $14,000 as of March 31, 2005. The late registration penalties are due monthly until the event of default is cured.

5.    Stock-based Compensation

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

In January 2005, the Company issued 8,000 incentive stock options to employees.

Stock-based compensation for the three months ended March 31, 2005 and 2004 relate to the impact of options granted at less than fair market value on the measurement date. The following table illustrates the amount of stock-based compensation charges that would have been recorded in the categories of the statement of operations had stock-based compensation not been separately stated therein:

                                                   Three Months Ended March 31,
                                                  -----------------------------
                                                      2005              2004
                                                  -----------       -----------

Direct costs of revenues                          $   (36,563)      $  (536,251)

General and administrative expenses                   (76,607)         (995,890)
                                                  -----------       -----------

                                                  $  (113,170)      $(1,532,141)
                                                  ===========       ===========
6.    Earnings Per Share

The following table sets forth the computation of basic and diluted loss per share:

                                                   Three Months Ended March 31,
                                                  -----------------------------
                                                      2005              2004
                                                  -----------       -----------

Numerator:
   Net loss applicable to common shareholders     $(3,589,411)      $(5,514,451)
                                                  ===========       ===========

Denominator:
   Weighted average shares - basic and diluted      4,961,319         2,447,453
                                                  ===========       ===========

Basic and diluted loss per common share           $     (0.72)      $     (2.25)
                                                  ===========       ===========

Outstanding employee stock options and other warrants to purchase an aggregate of 21,149,918 and 18,769,788 shares of common stock at March 31, 2005 and 2004, respectively, were not included in the computations of diluted earnings per share and neither were convertible preferred stock, convertible into 8,514,480 and 8,764,910 shares of common stock at March 31, 2005 and 2004, respectively, because the Company reported losses for the periods and therefore their inclusion would be antidilutive.

7.    Commitments and Contingencies.

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

Item 2.    Management's Discussion and Analysis or Plan of Operation

This discussion and analysis of our financial condition and results of operations contain certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described in "Certain Factors That May Affect Future Results" and elsewhere in this report.

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

We have since our inception earned limited revenues and have incurred substantial recurring operating losses, including net losses of $2,395,276, $10,580,372 and $17,537,775 for the quarter ended March 31, 2005 and the years ended December 31, 2004 and 2003, respectively. Additionally, we have an accumulated deficit of $103,372,429 at March 31, 2005.

As of March 30, 2005, after reviewing the Company's cash flow projections, the Company adopted a plan designed to enable us to have sufficient working capital to support a reduced level of operations through March 2006. As of March 31, 2005 we had cash and investments of $992,676. Elements of the plan include: 1) maximizing of KPCCD's international calling card profits since the acquisition of KPCCD on January 7, 2005, 2) reduce the level of operating expenses by relocating our hosting facility from an off site location to an on-site location, and 3) elimination of employee positions.

In April , 2005, the Company commenced implementing such plan and reduced our staff to a total of 16 people. The Company also completed the relocation of its hosting facility to its headquarters.

The Company was pursuing the Telco Group acquisition and obtaining sufficient financing to cover the costs of such acquisition and provide a sufficient surplus to address the Company's liquidity requirements, however, those discussions have terminated.

In addition, the Company is pursuing action items to improve its liquidity in conjunction with beginning to execute its business strategy. The action items include pursuing sources of through some combination of borrowings or the sale of equity or debt securities during 2005.

However, no assurance can be given that the Company will be able meet its revenue and cash flow projections, reduce its cost structure as presently configured or that unforeseen liabilities or expenses will not arise, or raise additional capital on satisfactory terms. Should the Company be unable to raise additional debt or equity financing, it will be forced to seek a strategic buyer, a merger or cease operations.

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

On January 7, 2005, we acquired KPCCD, Inc., a New York City-based distributor of international prepaid calling cards. Founded in 1998, KPCCD distributes international prepaid calling cards through a network of hundreds of retail outlets along the East Coast. We believe that the acquisition of KPCCD will expand our distribution network for our planned prepaid wireless products and services. The acquisition of KPCCD added approximately $11.4 million in revenues during the first quarter ended March 31, 2005. In connection with the closing of the transaction on January 7, 2005, KPCCD, the sellers of KPCCD and Prima Communications, Inc. ("Prima"), a company controlled by the sellers, entered into a Master Vendor Agreement ("Vendor Agreement"). Under the Vendor Agreement, Prima will sell to KPCCD at cost all of KPCCD's requirements of international prepaid calling cards for up to one year after January 7, 2005. The Company has guaranteed the obligations of KPCCD under the Vendor Agreement. The Vendor Agreement can be terminated prior to its one year term under certain conditions.

On November 17, 2004, we also signed a non-binding letter of intent to acquire Telco Group, Inc., and affiliates. Telco Group, Inc. is a New York-based provider of pay-as-you-go wireless telecommunications services, prepaid international long distance, nationwide dial around long distance and nationwide dial up high speed internet services. The letter of intent has expired and the acquisition discussions have terminated.

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

As part of our cost reduction plan, we reduced the number of employees, as of April 30, 2005, to a total of 16 people, all of whom were employed in the United States. Ten employees are at SmartServ headquarters in Plymouth Meeting, PA and 6 are employed at KPCCD in Jackson Heights, NY. If we are able to raise additional capital to launch our MVNO business, we anticipate that staffing requirements associated with the implementation of our plan of operation will require the addition of approximately 3 people and the replacement of our terminated headquarters employees.

Results of Operations

Quarter Ended March 31, 2005 versus Quarter Ended March 31, 2004

During the quarter ended March 31, 2005, we recorded revenues of $11,493,851. Sales of prepaid international calling cards through our master distributor, KPCCD Inc. which we acquired on January 7, 2005, represented $11,410,586 of that amount. Revenues of $61,801 were earned through our licensing agreement with QUALCOMM and $21,464 came from other sources. During the quarter ended March 31, 2004, we recorded revenues of $73,711 all of which were earned through our licensing agreement with QUALCOMM.

During the quarter ended March 31, 2005 we incurred direct costs of revenues, including prepaid international calling cards of $11,162,684 since the acquisition of KPCCD, Inc on January 7, 2005. Also included within direct costs of revenues during the quarter ended March 31, 2005, were costs of services of $324,011, a slight increase compared to the $316,866 for the quarter ended March 31, 2004. Components of the costs of services for the period ended March 31, 2005 consisted primarily of costs associated with, information and communication costs ($71,941), personnel costs ($150,983), consulting expenses ($84,000), and travel costs ($1,402). Components of the costs of service category for the period ended March 31, 2004 consisted primarily of costs associated with the operations of the nReach, Inc. acquisition ($122,167), information and communication costs ($35,000), personnel costs ($100,525), consulting expenses ($38,000), facilities ($4,799) and travel costs ($8,619).

During the quarter ended March 31, 2005, we incurred sales and marketing expenses of $260,691, an increase of 496% over the $43,706 incurred during the quarter ended March 31, 2004. Such costs increased primarily due to US personnel additions, and public relations expenses. Components of the sales and marketing category for the quarter ended March 31, 2005 consisted primarily of personnel costs ($228,319) and public relations costs ($21,956). Components of the sales and marketing category for the quarter ended March 31, 2004 consisted of personnel costs ($25,433), consulting costs ($9,763) and trade show costs
($8,510). During the quarter ended March 31, 2005, we incurred general and administrative expenses of $2,030,529, an increase of 212% over the $650,949 incurred during the quarter ended March 31, 2004. Such expenses increased primarily due to noncash costs which consisted of the following: warrants issued for services ($725,165), investment banking fees related to the proposed Telco transaction ($268,750), amortization of intangibles ($36,960), depreciation ($10,765), a provision for doubtful accounts related to a distributor ($225,000) and settlement of an employment dispute with a former officer by issuing shares of common stock ($105,000). Also, the increase includes the cost of a due diligence technical/operational report related to the proposed Telco transaction ($100,000). In addition, components of the general and administrative category for the quarter ended March 31, 2005 included primarily personnel costs ($150,913), professional fees ($211,913), director fees ($22,500), facilities ($13,533) and insurance ($20,000). Components of the general and administrative category for the quarter ended March 31, 2004 consisted primarily of personnel costs ($84,740), consulting fees ($247,325), professional fees ($234,554), facilities ($41,880) and insurance ($29,688).

During the quarter ended March 31, 2005, the net noncash charge for stock-based compensation amounted to $113,170, compared to a net noncash charge of $1,532,141 during the quarter ended March 31, 2004. Such noncash costs for the quarter ended March 31, 2005 resulted from the vesting of employee stock options issued to management at a price that was less than the fair market value of our common stock on the grant date. Such noncash amounts are primarily related to the valuation of stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). Noncash charges for consulting services for the quarter ended March 31, 2005 were $725,165 resulting primarily from the issuance of warrants to the Company's Chairman of the Board for his services and the prior issuance and vesting of warrants to purchase common stock to financial consultants.

Interest income for the quarters ended March 31, 2005 and 2004 amounted to $2,567 and $3,221, respectively. Such amounts were earned primarily from our investments in money fund accounts. During the quarter ended March 31, 2004, interest and other financing costs were $1,937,081 incurred in connection with the completion, in February 2004, of a $10 million private offering of investment Units in the 2004 Private Placement. Basic and diluted loss per share was $0.72 for the quarter ended March 31, 2005 compared to $2.25 per share for the quarter ended March 31, 2004. The loss per share for the quarters ended March 31, 2005 and March 31, 2004 included an accrued preferred stock dividend of $1,194,135 and $913,840, respectively. The weighted average shares outstanding increased to 4,961,319 at March 31, 2005 from 2,447,453 at March 31, 2004.

Capital Resources and Liquidity

Cash Flow

At March 31, 2005 and December 31, 2004, the Company had cash of $892,657 and $1,792,856, respectively. Net cash used in operations was $862,200 for the quarter ended March 31, 2005 compared to $1,133,428 during the quarter ended March 31, 2004. The primary reason for this decrease was due to the Company's accounts payable settlement negotiations with vendors. Additionally the increase in accounts receivable of $4,602,069 and the increase of accounts payable of $4,476,728 are primarily due to the acquisition of KPCCD, Inc. Net cash used for investing activities amounted to $29,382 for the purchase of equipment and the acquisition of KPCCD, Inc. during the quarter ended March 31, 2005. Net cash used by financing activities was $8,617 for the repayment of a note payable during the quarter ended March 31, 2005 compared to $7,178,021 during the quarter ended March 31, 2004. During the quarter ended March 31, 2004, details of financing activities included cash in the amount of $1,391,504 used for the repayment of notes payable and accrued interest while net cash provided by financing activities included $8,569,525 from the sale of Series A and related warrants.

Capital Raising and Other Transactions

In February 2004, the convertible notes issued in the May, June, and September and November 2003 bridge financings were automatically converted into the Units issued in connection with the 2004 Private Placement (as defined below). The conversion took place at the rate of $15.00 per Unit, which is the price at which the Units were sold in the 2004 Private Placement. This resulted in the conversion of the aggregate outstanding amount of debt owing from these convertible notes ($3,122,302 - representing principal and accrued interest) into 208,147 Units from the 2004 Private Placement, which in the aggregate consists of 208,147 shares of Series A Convertible Preferred Stock and warrants to purchase 2,081,470 shares of common stock at an exercise price $2.82 per share. These warrants expire in February 2007. A description of the 2004 Private Placement is set forth below.

In February 2004, we completed the closing of a $10 million private offering of investment Units at the price of $15.00 per Unit ("2004 Private Placement"). Each Unit consists of (i) one share of Series A convertible preferred stock, $.01 par value ("Series A"), each of which is initially convertible into 10 shares of common stock, and (ii) one warrant for the purchase of 10 shares of common stock. The Series A receives dividends at the rate of 8% per year payable quarterly in cash or, in our sole discretion, in registered shares of our common stock. Dividends accrued on the Series A preferred stock amounted to $1,162,681 as of March 31, 2005. While these dividends have not been paid, we intend to pay these dividends with registered shares of common stock when we have a registration statement declared effective by the SEC, which would equal 735,471 shares of common stock as of March 31, 2005. The Series A is entitled to a liquidation preference equal to the purchase price per Unit plus accrued and unpaid dividends. The Series A is not redeemable. The warrants have an exercise price of $2.82 per share and expire in February 2007. The warrants are callable on 30 days prior written notice in the event that the closing bid price of our common stock is at least 250% of their respective exercise prices for a period of 10 consecutive trading days. We also completed the closing of an additional $25,000 private offering of these Units to an accredited investor in March 2004, which Units have the same terms as described above other than the expiration date which will be March 2007. Spencer Trask, the placement agent for the 2004 Private Placement, received compensation consisting of (i) a cash fee of $1,002,500, or 10% of the aggregate purchase price of all of the Units acquired for cash, (ii) a non-accountable expense allowance of $300,750, or 3% of the aggregate proceeds of all Units sold for cash in the transaction, and (iii) warrants to purchase a number of shares of common stock equal to 20% of the shares of common stock underlying the securities in the Units sold for cash, constituting in the aggregate warrants to purchase 1,336,666 shares of common stock at $1.50 per share and warrants to purchase 1,336,666 shares of common stock at $2.82 per share.

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

On January 7, 2005, the Company acquired the prepaid international calling card business of KPCCD, Inc. The Company issued 1,000,000 shares of its common stock valued at $1,717,143 in exchange for all of the outstanding shares of KPCCD, Inc

Our inability to timely file or keep registration statements effective has affected the registration rights held by certain of our stockholders and warrant holders. As of March 31, 2005 and 2004, we recorded an aggregate of $202,125, and $177,375, respectively for penalties in connection with the aforementioned registration requirements. Such amounts are included in accrued expenses on our balance sheet as of March 31, 2005 and March 31, 2004. While we intend to cure these deficiencies during 2005, penalties may continue to accrue in certain circumstances.

In December 2004, in connection with a proposed settlement for liquidated damages related to a failure to have the Company's SB-2 Registration Statement declared effective by the SEC, we established a pool of warrants to purchase 1,000,000 shares of common stock at $2.50 per share for allocation among our shareholders that participated in our bridge and the 2004 Private Placement financings. The warrants expire in December 2006. These warrants were valued at $1,782,125. As of March 31, 2005, 68% of the representative warrant ownership of the 1,000,000 warrants have accepted the proposal, 29% of the representative warrant ownership of the 1,000,000 warrants have not responded to the proposal and 3% of such representative warrant ownership of the 1,000,000 warrants declined the proposal.

Pursuant to an agreement with a vendor to whom we issued in settlement 60,000 shares of common stock, we were obligated to file a Registration Statement and have it declared effective within the same time frames as required by the terms of the 2004 Private Placement. The Registration Statement was timely filed but it has not been declared effective by the SEC. As a result, we incurred late registration penalties of $2,000 per month, or $14,000 as of March 31, 2005. The late registration penalties are due monthly until the event of default is cured.

Future Capital Needs

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We have since our inception earned limited revenues and have incurred substantial recurring operating losses, including net losses of $2,395,276 for the quarter ended March 31, 2005 and $10,580,372 and $17,537,775 for the years ended December 31, 2004 and 2003, respectively. Additionally, we have an accumulated deficit of $103,372,429 at March 31, 2005.

As of March 30, 2005, after reviewing the Company's cash flow projections, the Company adopted a plan designed to enable us to have sufficient working capital to support a reduced level of operations through March 2006. As of March 31, 2005 we had $992,676 in cash and investments. Elements of the plan include: 1) maximizing of KPCCD's international calling card profits since the acquisition of KPCCD on January 7, 2005, 2) reduce the level of operating expenses by relocating our hosting facility from an off site location to an on-site location, and 3) elimination of employee positions.

The Company signed an agreement with Sprint during November, 2004 allowing the Company to purchase cellular airtime on Sprint's national wireless network for resale to our wireless customers. The agreement has a term of five years. This will allow the Company to enter the prepaid wireless marketplace and to offer plans that bundle prepaid wireless airtime with discounted international long distance and premium mobile content such as ringtones, images and games. The Company is required to provide Sprint with a $1,000,000 letter of credit to secure our obligations relating to this agreement prior to Sprint giving us access to its network.

The Company is pursuing additional financing, through some combination of borrowings or the sale of equity or debt securities during 2005.

However, no assurance can be given that the Company will be able meet its revenue and cash flow projections, maintain its cost structure as presently configured, or raise additional capital on satisfactory terms. Should the Company be unable to raise additional debt or equity financing, it may be forced to seek a merger or cease operations.

Certain Factors That May Affect Future Results

Forward-looking statements in this document and those made from time-to-time by our employees are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve certain known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Certain factors that could cause or contribute to such differences include, and are not limited to: We may not have sufficient working capital in the long term; We have never been profitable and if we do not achieve profitability we may not be able to continue our business; any new capital will dilute existing shareholders. We may not be able to complete or successfully integrate acquisitions that we seek to pursue, or achieve the desired results of such acquisitions; Only one of our four major customers from 2003 continued to generate revenues for us in 2004 and 2005; we plan to pursue new streams of revenue from the resale of prepaid wireless airtime bundled with wireless data content, and revenues from such business may not materialize; We have a new CEO and executive management team; The market for our business is in the development stage and may not achieve the growth we expect; Spencer Trask may be able to affect and exercise some manner of control over us; The market price of our common stock may decrease because we have issued, and will likely continue to issue, a substantial number of securities convertible or exercisable into our common stock; and other risks described in this Quarterly Report on Form 10-QSB, our Annual Report on Form 10-KSB for the year ended December 31, 2004 (including the risks described under "Risk Factors") and our other filings with the Securities and Exchange Commission. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. The words "believe," "expect," "anticipate," "intend" and "plan" and similar expressions are often used to identify forward-looking statements. We caution you not to place undue reliance on these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements or to publicly announce the result of any revisions to any of the forward-looking statements in this document to reflect future events or developments.

Item 3.  Controls and Procedures

We maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information that is required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Act of 1934, as amended, is accumulated and communicated to management in a timely manner. Our Chief Executive Officer and Chief Financial Officer have evaluated this system of disclosure controls and procedures as of the end of the period covered by this quarterly report, and each believes that the system is operating effectively to ensure appropriate disclosure at a reasonable level of assurance. There have been no changes during the first fiscal quarter of 2005 in our internal control over financial reporting, to the extent that elements of internal control over financial reporting are subsumed within disclosure controls and procedures, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART 2.  OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

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

In connection with paying a vendor for public relation services according to an agreement SmartServ granted an exercisable warrant in March 2005 to purchase 12,857 shares of common stock at $1.40 per share. The warrant expires in March 2008. This warrant was issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act.

Item 3.  Defaults Upon Senior Securities

In February 2004, the Company completed the 2004 Private Placement. The Series A preferred stock receives dividends at the rate of 8% per year payable quarterly in cash or, in our sole discretion, in registered shares of our common stock. Dividends accrued on the Series A preferred stock amounted to $1,168,681 as of March 31, 2005. At the Company's discretion, the dividends are to be paid in the form of 735,471 shares of common stock when the Company's pending Registration Statement is declared effective by the SEC.

Item 6.  Exhibits

(a)   Exhibits:


      10.1  Master  Vendor  Agreement  dated January 7, 2005 by and among KPCCD,
            Inc.,   Nimesh   Patel,   Ashok   Patel,   Kala   Patel   and  Prima
            Communications, Inc.+

      10.2  Warrant dated January 10, 2005 issued to Paul J. Keeler+

      10.3 Letter Agreement dated January 28, 2005 between TecCapital, Ltd. and SmartServ+

      10.4 Letter Agreement between Robert M. Pons and SmartServ, amending Employment Agreement dated March 12, 2004+

      10.5 Letter Agreement between Timothy G. Wenhold and SmartServ, amending Employment Agreement dated March 12, 2004+

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



                                          SmartServ Online, Inc.
                                          (Registrant)

                                          By:


Date: May 16, 2005                        /s/  Robert M. Pons
      ------------                        --------------------------------------
                                          Robert M. Pons
                                          Chief Executive Officer


Date: May 16, 2005                        /s/   Len von Vital
      ------------                        --------------------------------------
                                          Len von Vital
                                          Chief Financial Officer