Form 10QSB
period 2005-06-30
SMARTSERV ONLINE INC
filed 2005-08-22
CIK 1005698

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[ X ]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 2005
                                                 -------------

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

The number of shares of common stock, $.01 par value, outstanding as of August 15, 2005 was 6,302,889.

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

           Consolidated Balance Sheets - June 30, 2005 (unaudited) and December 31, 2004..........................2

           Consolidated Statements of Operations - three months ended June 30,
           2005 and 2004 and six months ended June 30, 2005 and 2004 (unaudited)..................................4

           Consolidated Statement of Changes in Stockholders' Equity - six months ended June 30, 2005 (unaudited)........................................................................5

           Consolidated Statements of Cash Flows - six months ended June 30, 2005 and 2004 (unaudited) 6

           Notes to Consolidated Financial Statements (unaudited).................................................7

Item 2.       Management's Discussion and Analysis or Plan of Operation..........................................18

Item 3.       Controls and Procedures............................................................................25


PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings..................................................................................25

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds........................................25

Item 3.       Defaults Upon Senior Securities....................................................................25

Item 6.       Exhibits ..........................................................................................25

              Signatures.........................................................................................26

                             SmartServ Online, Inc.

                           Consolidated Balance Sheets

                                                                          June 30,           December 31,
                                                                            2005                 2004
                                                                   -----------------    ------------------
                                                                      (Unaudited)
Assets
Current assets
   Cash and cash equivalents                                         $      334,817       $     1,792,856
   Investments                                                              100,349                99,697
   Accounts receivable, net                                               3,464,339                92,496
   Prepaid expenses                                                          24,891               349,040
                                                                   -----------------    ------------------
Total current assets                                                      3,924,396             2,334,089
                                                                   -----------------    ------------------

Property and equipment, net                                                  58,264                73,500

Goodwill                                                                  1,743,819                    --

Intangibles, net of accumulated amortization of $197,121 and                837,768               911,688
      $123,201 as of June 30, 2005 and December 31, 2004,
       respectively
Security deposits                                                            18,787                18,237
                                                                   -----------------    ------------------
Total Assets                                                         $    6,583,034       $     3,337,514
                                                                   =================    ==================


See accompanying notes.


                             SmartServ Online, Inc.

                           Consolidated Balance Sheets



                                                                               June 30,               December 31,
                                                                                 2005                     2004
                                                                          --------------------     -------------------
                                                                              (Unaudited)
Liabilities and Stockholders' Equity
Current liabilities
   Accounts payable                                                          $    4,052,620          $       446,528
   Accrued liabilities                                                            2,051,003                1,419,248
   Current portion of note payable                                                   32,956                   36,898
                                                                          --------------------     -------------------
Total current liabilities                                                         6,136,579                1,902,674
                                                                          --------------------     -------------------

Note payable                                                                             --                   13,415

Commitments and Contingencies  (Note 7)

Stockholders' Equity
Convertible preferred stock - $0.01 par value
   Authorized - 1,000,000 shares
   Issued and outstanding - 789,932 and 862,282 shares, aggregate liquidation preference of $14,578,209 and $14,056,639 as of June 30, 2005 and December 31,
2004, respectively                                                                    7,899                    8,623
Common stock - $.01 par value
   Authorized - 40,000,000 shares
   Issued - 6,276,942 shares and 3,978,445 shares ; outstanding - 6,147,889 shares and 3,849,392 shares as of June 30, 2005 and
      December 31, 2004, respectively                                                62,770                  39,785
Additional paid-in capital                                                      105,993,864             103,877,486
Unearned compensation                                                            (1,137,323)             (1,363,663)
Accumulated deficit                                                            (104,317,102)           (100,977,153)
                                                                          --------------------     -------------------
                                                                                    610,108               1,585,078
                                                                          --------------------     -------------------
Treasury stock, 129,053 shares at cost                                             (163,653)               (163,653)
                                                                          --------------------     -------------------
Total stockholders' equity                                                          446,455               1,421,425
                                                                          --------------------     -------------------

Total Liabilities and Stockholders' Equity                                  $     6,583,034         $     3,337,514
                                                                          ====================     ===================


See accompanying notes.

                             SmartServ Online, Inc.

                      Consolidated Statements of Operations
                                   (Unaudited)


                                                                 Three Months                               Six Months
                                                                 Ended June 30                             Ended June 30
                                                    --------------------------------------   ---------------------------------------
                                                           2005                  2004               2005                 2004
                                                    ------------------   -----------------   -----------------   -------------------
Revenues                                             $  12,665,795        $      114,004     $  24,159,646       $      187,715
                                                    ------------------   -----------------   -----------------   -------------------
Costs and expenses:
   Direct  costs of revenues                             (12,892,081)            (674,729)       (24,378,776)           (981,595)
   Sales and marketing expenses                             (258,447)             (98,514)          (519,138)           (142,220)
   General and administrative expenses                      (347,615)            (704,185)        (2,378,144)         (1,365,134)
   Stock-based compensation                                 (113,170)             893,034           (226,340)           (639,107)
                                                     ------------------   ----------------   -----------------   -------------------

   Total costs and expenses                              (13,611,313)            (584,394)       (27,502,398)         (3,128,056)
                                                     ------------------   ----------------   -----------------   -------------------

Loss from operations                                        (945,518)            (470,390)        (3,342,752)         (2,940,341)
                                                     ------------------   ----------------   -----------------   -------------------

Other income (expense):
   Interest income                                             1,328                9,546              3,895              12,767
   Interest expense and other financing costs                   (483)            (154,948)            (1,092)         (2,092,029)
   Legal settlement                                               --                   --                 --            (196,800)
                                                     ------------------   ----------------   -----------------   -------------------
                                                                 845             (145,402)             2,803          (2,276,062)

Net loss                                             $      (944,673)     $    (615,792)     $    (3,339,949)    $    (5,216,403)
                                                     ==================   ================   =================   ===================

Preferred stock dividend accrued                          (1,207,403)         (1,102,254)         (2,401,538)         (2,016,094)
                                                     ------------------   ----------------   -----------------   -------------------
Net loss applicable to common shareholders           $    (2,152,076)     $   (1,718,046)    $    (5,741,487)    $    (7,232,497)
                                                     ==================   ================   =================   ===================

Basic and diluted loss per share                     $         (0.38)     $        (0.60)    $         (1.07)    $         (2.72)
                                                     ==================   ================   =================   ===================

Weighted average shares outstanding - basic and
   diluted                                                 5,734,936          2,870,230            5,348,734           2,658,889
                                                     ==================   ================   =================   ===================

See accompanying notes.

                             SmartServ Online, Inc.
            Consolidated Statement of Changes in Stockholders' Equity
                         Six Months Ended June 30, 2005
                                   (Unaudited)

                                                      Common Stock         Series A Convertible
                                                                             Preferred Stock
                                                                                                     Additional
                                                   Shares      Par Value    Shares    Par Value   Paid-in Capital
                                                  ----------------------------------------------------------------
Balances at December 31, 2004                     3,978,445   $   39,785    862,282  $    8,623   $  103,877,486
Issuance of common stock to acquire KPCCD, Inc.   1,000,000       10,000         --          --       1,707,143
Issuance of warrants as compensation for                 --           --         --          --         825,429
  services
Issuance of warrants to vendor                           --           --         --          --          12,637
Issuance of common stock pursuant to an
antidilution  provision of a May 2000 stock
  purchase agreement                                500,000        5,000         --          --          (5,000)
Series A Preferred Stock and warrants                    --           --         --          --       1,879,968
Conversion of Series A Preferred Stock              723,497        7,235    (72,350)       (724)        ( 6,511)
Accretion of Series A Preferred Stock                    --           --         --          --      (1,879,968)
Dividends accrued on Series A Preferred Stock            --           --         --          --        (521,570)
Common  stock issued per settlement with
former officer                                       75,000          750         --          --         104,250
Amortization of unearned compensation                    --           --         --          --              --
Net loss for the period                                  --           --         --          --              --
                                                 ----------------------------------------------------------------
Balances at June 30, 2005                         6,276,942    $  62,770    789,932   $   7,899  $  105,993,864
                                                 ================================================================



                                                     Unearned
                                                   Compensation  Treasury Stock  Accumulated Deficit
                                                  --------------------------------------------------
Balances at December 31, 2004                     $  (1,363,663) $   (163,653)   $(100,977,153)
Issuance of common stock to acquire KPCCD, Inc.              --            --               --
Issuance of warrants as compensation for                     --            --               --
  services
Issuance of warrants to vendor                               --            --               --
Issuance of common stock pursuant to an
antidilution                                                 --            --               --
  provision of a May 2000 stock purchase
agreement
Series A Preferred Stock and warrants                        --            --               --
Conversion of Series A Preferred Stock                       --            --               --
Accretion of Series A Preferred Stock                        --            --               --
Dividends accrued on Series A Preferred Stock                --            --               --
Common  stock issued per settlement with
former officer                                               --            --               --
Amortization of unearned compensation                   226,340            --               --
Net loss for the period                                      --            --       (3,339,949)
                                                  --------------------------------------------------
Balances at June 30, 2005                         $  (1,137,323) $   (163,653)   $(104,317,102)
                                                  ==================================================



See accompanying notes.

                             SmartServ Online, Inc.

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                    Six Months
                                                                  Ended June 30
                                                       -------------------------------------
                                                             2005                2004
                                                       ------------------   ----------------
Operating Activities
Net loss                                               $  (3,339,949)       $   (5,216,403)
Adjustments to reconcile net loss to net cash used
for operating activities:
    Depreciation and amortization                              95,878                   --
    Noncash compensation costs                                105,000              761,280
    Provision for doubtful accounts                            40,000                   --
    Noncash consulting services                               825,429              447,859
    Noncash payments to vendors                                12,637              223,099
     Amortization of deferred compensation                    226,340              639,107
    Amortization of deferred financing costs                       --            1,231,772
    Changes in operating assets and liabilities
       Accounts receivable                                 (3,411,843)              14,213
       Accrued interest receivable                                 --               47,004
       Prepaid expenses                                       324,149                4,512
           Prepaid compensation                                    --              133,127
       Accounts payable and accrued liabilities             3,716,277             (924,749)
       Deferred revenues                                           --              (37,500)
       Security deposit                                          (550)             (11,212)
                                                       ------------------   ----------------
    Net cash used for operating activities                 (1,406,632)          (2,687,891)
                                                       ------------------   ----------------

Investing Activities
Purchase of equipment                                          (6,722)             (91,193)
Purchase of KPCCD, Inc.                                       (26,676)                  --
Purchase of nReach, Inc.                                           --             (100,000)
Purchase of investments                                          (652)                  --
                                                       ------------------   ----------------
    Net cash used for investing activities                    (34,050)            (191,193)
                                                       ------------------   ----------------

Financing Activities
Proceeds from the issuance of series A convertible
  preferred stock and warrants - net                               --            8,591,275
Repayment of notes payable and accrued interest                    --           (1,391,504)

Notes payable                                                 (17,357)              66,925
                                                       ------------------   ----------------
    Net cash (used for) provided by financing
    activities                                                (17,357)           7,266,696
                                                       ------------------   ----------------

(Decrease) increase in cash and cash equivalents           (1,458,039)           4,387,612
Cash and cash equivalents- beginning of period              1,792,856              139,178
                                                       ------------------   ----------------

Cash and cash equivalents - end of period              $      334,817       $    4,526,790
                                                       ==================   ================

                                       6
See accompanying notes.

                             SmartServ Online, Inc.

              Notes to Unaudited Consolidated Financial Statements

                                  June 30, 2005


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

The Company, headquartered in Plymouth Meeting, PA, is transitioning to become a Mobile Virtual Network Operator (MVNO) that plans to launch mobile phone service in the first quarter of 2006 with low cost, prepaid minute plans, discounted international long distance and the latest in mobile content such as ringtones, mobile games and images.

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

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. However, substantial doubt about the Company's ability to continue as a going concern have been raised because we have since our inception earned limited revenues and have incurred substantial recurring operating losses, including net losses of $3,339,949 for the six month period ended June 30, 2005 and $10,580,372 and $17,537,775 for the years ended December 31, 2004 and 2003, respectively. Additionally, we have an accumulated deficit of $104,317,102 at June 30, 2005.

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

On March 30, 2005, after reviewing the Company's cash flow projections, the board of directors approved a plan designed to enable us to have sufficient working capital to support a reduced level of operations through March 2006. As of June 30, 2005 and March 31, 2005, the Company had $435,166 and $992,676 in cash and investments, respectively. Elements of the plan include: 1) maximizing KPCCD's international calling card profits since the acquisition of KPCCD on January 7, 2005 2) reducing the level of operating expenses by relocating our hosting facility from an off site location to an on-site location and 3) eliminating employee positions.

In April, 2005, the Company commenced implementing such plan and reduced our staff to a total of 10 people as of July 2005. The Company also completed the relocation of its hosting facility to its headquarters.

The Company has been pursuing additional financing, through some combination of borrowings or the sale of equity or debt securities during 2005.

The Company is negotiating a binding agreement to obtain up to $3,000,000 of financing from a combination of $500,000 of Senior Secured Convertible Notes and up to $2,500,000 in Revolving Senior Secured Convertible Notes (the "Notes") which availability will be based upon the Company's eligible accounts receivable. The term is anticipated to be for 30 months from closing date. Interest is anticipated to be payable monthly in arrears at prime plus 4%, in cash or, at the option of the Company, subject to the conditions thereto being met, in registered common stock valued at 85% of the volume weighted average trading price for the common stock for the 10 days prior to the payment date. In addition to anticipated receipt of funding based on the assets of the Company, the anticipated structure allows for portions of the outstanding balance to be converted into equity, thus creating additional availability under the facility and increasing the funding amounts available to the Company. The Company would have the right to prepay in cash all or a portion of the Notes at 115% of the principal amount plus accrued interest to the date of repayment. The Company would be required to prepay in cash, half of the outstanding Notes at 115% of the principal amount plus accrued interest to the date of repayment on the closing of a qualified offering as anticipated to be defined in the agreement or, in the event that no qualified offering occurs during the term, at maturity. Upon anticipated closing, the investor would be issued five year warrants to purchase an aggregate number of shares equal to 50% of the investment amount on an as converted basis. Such warrants would be exercisable on a cashless basis and would be subject to full ratchet antidilution protection. The Company expects to draw down approximately $2.4 million and fees from this facility and is expected to use approximately $1.1 million (including fees) to post a letter of credit in favor of Sprint as required by the Sprint contract. The balance of the funds would be used for working capital. On August 19, 2005 the Company and a lender entered into an escrow agreement whereby the lender transferred $2.4 million into an escrow account in anticipation of closing the transaction described above. Funds are to be released from escrow pending finalization of the terms related to the letter of credit.

The Company believes that its cash resources are sufficient to fund operating losses and working capital requirements only through the third quarter of 2005. As a result, the Company will need to raise additional financing, through some combination of borrowings or the sale of equity or debt securities during 2005. The Company is pursuing financing alternatives to fund the Company's cash deficiency. The Company may not be able to raise sufficient additional debt, equity or other capital on acceptable terms, if at all. Failure to generate sufficient revenues, contain certain discretionary spending, achieve certain other business objectives or raise additional funds could have a material adverse affect on results of operations, cash flows and financial position, including the Company's ability to continue as a going concern, and may require it to significantly reduce, reorganize, discontinue or shut down operations. The Company's consolidated financial statements do not include any adjustments that might result from this uncertainty.

2.   Summary of Significant Accounting Policies

Basis of Presentation
---------------------
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions of Form 10-QSB and Rule 310 of Regulation S-B of the Securities and Exchange Commission and, therefore, do not include all information and notes necessary for a presentation of results of operations, financial position and cash flows in conformity with accounting principles generally accepted in the United States of America. The balance sheet at December 31, 2004 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations have been made. Results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of those expected for the year ending December 31, 2005.


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

Revenue Recognition
-------------------
The Company recognizes revenue from the sale of its products and services in accordance with American Institute of Certified Public Accountants' ("AICPA") Statement of Position ("SOP") 97-2, "Software Revenue Recognition", SOP 98-9, "Modification of SOP 97-2, Software Recognition, With Respect to Certain Transactions", and the SEC Staff Accounting Bulletin No.104, "Revenue Recognition". Specifically, there must be (1) evidence of an arrangement, (2) delivery of the Company's products and services, (3) fixed and determinable fees and (4) probable collectibility of such fees. Revenues from multi-element revenue agreements are recognized based on vendor specific objective evidence of individual components or, if the elements in the arrangement cannot be separated, as has been the situation to date, recognized as one element ratably over the term of the agreement.

Prepaid International Calling Card Revenue
------------------------------------------
Prepaid international calling card revenue is derived from the sale of prepaid international calling cards to distributors. Revenue is recognized upon shipment or delivery of prepaid international calling cards to distributors on a non-recourse basis.

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


On January 7, 2005, the Company acquired the business of KPCCD, Inc., a prepaid international calling card distributor. Cash paid for the business acquired is comprised of:

   Fair value of assets acquired                   $     1,743,819
   Liabilities assumed                                          --
                                                   ----------------
   Purchase price, net of cash received                  1,743,819
   Common stock issued for business acquired            (1,717,143)
                                                   ----------------
   Net cash paid for business acquired             $        26,676
                                                   ================


Concentration of Credit Risk
----------------------------
Financial instruments that potentially subject SmartServ to concentrations of credit risk consist of cash, investments and accounts receivable. The Company places its cash deposits, including investments in certificates of deposit, with high credit quality institutions. From time to time, a substantial amount of the Company's cash may exceed federal depository insurance limits. However, the Company has not experienced any losses in this area and management believes its cash deposits are not subject to significant credit risk. At June 30, 2005 and December 31, 2004, accounts receivable consist principally of amounts due from prepaid international calling card distributors and from a major telecommunications carrier. The Company performs periodic credit evaluations of its customers and, if applicable, provides for credit losses in the financial statements. As of June 30, 2005 a reserve for doubtful accounts was provided in the amount of $40,000 related to a few distributors; as of December 31, 2004, the Company did not believe a reserve for doubtful accounts was necessary.

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

SmartServ's pro forma information is as follows:

                                                      Three Months                                  Six Months
                                                      Ended June 30                               Ended June 30
                                         ----------------------------------------    -----------------------------------------
                                                2005                  2004                  2005                    2004
                                         ------------------    ------------------    ------------------     ------------------

Net loss as reported                       $    (944,673)        $   (615,792)         $   (3,339,949)        $   (5,216,403)

Employee stock-based
compcompensation included in net loss            113,170             (893,034)                226,340                639,107

Employee stock-based compcompensation
pursuant to SFAS 123                            (565,216)            (445,531)             (1,201,460)              (610,316)
                                         ------------------    ------------------    ------------------     ------------------

Pro forma net loss                         $  (1,396,719)        $ (1,954,357)         $   (4,315,069)        $   (5,187,612)
                                         ==================    ==================    ==================     ==================

Basic and diluted loss per share           $       (0.38)        $      (0.60)         $        (1.07)        $        (2.72)
                                         ==================    ==================    ==================     ==================

Pro forma basic and diluted loss
per s per share                            $       (0.24)        $      (0.68)         $        (0.81)        $        (1.95)
                                         ==================    ==================    ==================     ==================

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

3.   Acquisition

On January 7, 2005 SmartServ Online, Inc. (the "Company") acquired all of the issued and outstanding capital stock of KPCCD, Inc. ("KPCCD") pursuant to a Stock Purchase Agreement by and among Nimesh Patel, Ashok Patel and Kala Patel (collectively, the "Sellers") and the Company, dated December 19, 2004 ("Agreement"). Following the closing of this acquisition, KPCCD is a wholly-owned subsidiary of the Company.

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

In connection with the closing of the transactions contemplated by the Agreement, on January 7, 2005 KPCCD, the Sellers and Prima Communications, Inc. ("Prima"), a company controlled by the Sellers, entered into a Master Vendor Agreement ("Vendor Agreement"). Under the Vendor Agreement, Prima sells to KPCCD at cost all of KPCCD's requirements of international prepaid calling cards for up to one year after January 7, 2005.

While the Vendor Agreement has a one year term, it is subject to early termination upon the happening of certain enumerated events, including the following:

      o Automatic termination 30 days after the Company raises over $10 million in an equity financing (a "Significant Event").

      o If a Significant Event does not occur within nine months from the date of the Vendor Agreement, upon 30 days written notice by Prima if Prima is not satisfied with the Company's then current business plan.

      o Immediately if the employment of the sellers is terminated by KPCCD (other than voluntary termination by the employee).

      o     Upon 5 days notice provided by KPCCD.

Upon any such termination, amounts outstanding at the time of the termination shall be paid to Prima and, under certain circumstances, KPCCD will be required to purchase from Prima all inventory that Prima is holding and has ordered for future sale by KPCCD. Per Prima management inventory held and ordered by Prima for future purchase by SmartServ consisted of international prepaid calling cards amounting to approximately $1.2 million at June 30, 2005. Such inventory, in its entirety, has been purchased by SmartServ and sold to SmartServ's customers through the date of this filing and that the balance at June 30 is representative of the approximate maximum amount that may be held by Prima for future purchase..

The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based upon their fair values at the date of acquisition. The fair value of assets acquired was $1,743,819 resulting in a net purchase price of $1,743,819.


SmartServ's pro forma information as if the KPCCD acquisition took place at the beginning of the periods presented is as follows:


                                                Three Months                                     Six Months
                                                Ended June 30                                  Ended June 30
                                   ----------------------------------------       -----------------------------------------
                                          2005                 2004                      2005                   2004
                                   ------------------    ------------------       ------------------     ------------------
Pro forma revenues                  $   12,665,792        $   5,052,807            $   24,159,646          $   10,065,321

Pro forma net loss                        (944,673)            (578,657)               (3,339,949)             (5,142,133)


Pro forma preferred stock
dividend accrued                        (1,207,403)          (1,102,254)               (2,401,538)             (2,016,094)
                                   ------------------    ------------------       ------------------     ------------------

Pro forma net loss applicable
to common shareholders              $   (2,152,076)       $  (1,680,911)           $   (5,741,487)         $   (7,158,227)
                                   ==================    ==================       ==================     ==================

Pro forma basic and diluted loss
per share                           $        (0.38)       $       (0.43)           $        (1.07)         $        (1.96)
                                   ==================    ==================       ==================     ==================

Pro forma weighted average shares
Outstanding - basic and diluted          5,734,936            3,870,230                 5,348,734               3,658,889
                                   ==================    ==================       ==================     ==================


4.   Equity Transactions

In February 2004, the Company completed the closing of a $10 million private offering of investment Units consisting of shares of Series A and warrants to purchase common stock ("2004 Private Placement"). The private offering consisted of investment Units at the price of $15.00 per Unit. Each Unit consists of (i) one share of Series A, each of which is initially convertible into 10 shares of common stock, and (ii) one warrant for the purchase of 10 shares of common stock. The Series A receives dividends at the rate of 8% per year payable quarterly in cash or, in our sole discretion, in registered shares of our common stock. The Series A is entitled to a liquidation preference equal to the purchase price per Unit plus accrued and unpaid dividends. The Series A is not redeemable. The warrants have an exercise price of $2.82 per share and expire in February 2007. The Company is obligated to register the common stock upon conversion of the Series A and exercise of the warrants. Holders of the Series A have an optional right to convert to fully paid and non-assessable shares of common stock on a one-for-ten basis (subject to adjustment) at any time prior to the third anniversary date of the final closing date of February 27, 2004 (the "Mandatory Conversion Date"). The Series A will be automatically converted into common stock on a one-for-ten basis (subject to adjustment) upon the earliest of
(i) the Mandatory Conversion Date; or (ii) if, after two years from the date of the final closing date of February 27, 2004, the common stock has a closing sale price of $4.00 or more for twenty (20) consecutive trading days. The Company also completed an additional $25,000 private offering of these Units to an accredited investor in March 2004, which Units have the same terms as described above other than the expiration date which will be March 2007. The Company used the net proceeds of approximately $8,600,000 from this offering for repayment of outstanding obligations and general working capital.

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

In connection with consulting services provided by Steven Rosner and Brockington Securities, Inc., the Company entered into consulting agreements dated March 31, 2004 for warrants to purchase 300,000 and 100,000 shares of common stock, respectively, at $1.50 per share and expiring on March 31, 2007. The warrants were valued at $902,367 and $300,787 respectively. During the second quarter of 2005 $75,198 and $25,066 of the warrants vested, respectively.

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

Obligations to Maintain Effective Registration Statements:
----------------------------------------------------------

Vertical Ventures Investments, LLC holds a warrant to purchase up to 22,476 shares of common stock that is subject to registration rights. The Registration Statement covering the shares underlying this warrant is no longer effective. The Company had until May 14, 2003 to cause the Registration Statement to again become effective. The Company was unable to do so by May 14, 2003, so it accrued a fee of $8,250 for the first month of the deficiency and a fee of $16,500 for each month thereafter until the shares underlying the warrant are registered. The total amount accrued as of June 30, 2005 was $202,125.

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

Obligation to File a Registration Statement:
--------------------------------------------

Pursuant to the terms of the 2004 Private Placement, the Company was required to file a Registration Statement with the SEC and have it declared effective no later than 120 days after April 30, 2004, or by August 29, 2004. The Registration Statement was filed on May 13, 2004 but it has not yet been declared effective by the SEC and as a result, the Company incurred liquidated damages in the form of a monthly cash requirement equal to 2% of the aggregate purchase price of the offering, or approximately $266,000 per month. Liquidated damages were due monthly until the event of default is cured. The Company proposed a settlement to limit the liquidated damages. In December 2004, in full settlement of the default, the Company established a pool of 1,000,000 warrants with an exercise price of $2.50 per share and a two year term. The pool of warrants was allocated among each participant based on the investor's proportionate participation in the 2004 Private Placement. The Company recorded a financing expense of $1,782,125 as of December 31, 2004 related to the pool of warrants. As of June 30, 2005, 68% of the representative warrant ownership of the 1,000,000 warrants responded to the proposal and of that amount, 3% declined the proposal. The remaining 29% have not responded to the offer.

In 2004, pursuant to an agreement with a vendor to whom the Company issued in settlement 60,000 shares of common stock, the Company was obligated to file a Registration Statement and have it declared effective within the same time frame as required by the terms of the 2004 Private Placement. The Registration Statement was timely filed but it has not been declared effective by the SEC. As a result, the Company incurred late registration penalties of $2,000 per month, or $14,000 as of June 30, 2005. The late registration penalties are due monthly until the event of default is cured.

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


Stock-based compensation for the three months ended June 30, 2005 and 2004 and the six months ended June 30, 2005 and 2004 relate to the impact of options granted at less than fair market value on the measurement date. The following table illustrates the amount of stock-based compensation charges that would have been recorded in the categories of the statement of operations had stock-based compensation not been separately stated therein:

                                                                      Three Months                          Six Months
                                                                       Ended June 30                      Ended June 30
                                                     --------------------------------------   -------------------------------------
                                                            2005                 2004               2005                2004
                                                     -------------------   ----------------   -----------------   -----------------
Direct costs of revenues                             $      (36,563)        $     305,250     $       (73,126)    $     (231,001)

General and administrative expenses                         (76,607)              587,784            (153,214)          (408,106)
                                                     -------------------   ----------------   -----------------   -----------------
                                                     $     (113,170)        $     893,034     $      (226,340)    $     (639,107)
                                                     ===================   ================   =================   =================

6.   Earnings Per Share

The following table sets forth the computation of basic and diluted loss per share:

                                                               Three Months                              Six Months
                                                              Ended June 30                             Ended June 30
                                                      -------------------------------------   -------------------------------------
                                                             2005                2004                2005                2004
                                                      ------------------   ----------------   -----------------   -----------------
Numerator:
   Net loss applicable to common shareholders         $    (2,152,076)      $   (1,718,046)   $    (5,741,487)     $  (7,232,497)
                                                      ==================   ================   =================   =================
Denominator:
   Weighted average shares - basic and diluted              5,734,936            2,870,230          5,348,734          2,658,889
                                                      ==================   ================   =================   =================
Basic and diluted loss per common share
                                                      $        (0.38)       $        (0.60)   $         (1.07)     $       (2.72)
                                                      ==================   ================   =================   =================


Outstanding employee stock options and other warrants to purchase an aggregate of 21,118,043 and 19,071,531 shares of common stock at June 30, 2005 and 2004, respectively, were not included in the computations of diluted earnings per share and neither were convertible preferred stock, convertible into 7,899,320 and 8,764,910 shares of common stock at June 30, 2005 and 2004, respectively, because the Company reported losses for the periods and therefore their inclusion would be antidilutive.



7.   Commitments and Contingencies.

On or about August 17, 2004, Vertical Ventures Investments LLC filed a complaint against the Company in the Supreme Court of the State of New York, County of New York. The complaint sought payment of late registration penalties and attorneys fees in the total amount of $350,000. While the Company intends to vigorously defend such lawsuit, an unfavorable outcome would have a material adverse effect on the Company's financial condition, results of operation and cash flows. During 2003 former employees of SmartServ filed complaints against the Company for unpaid wages arising from salary reductions implemented by the Company in 2002. Claims, totaling $65,000, are pending before the Connecticut Department of Labor and the Connecticut Superior Court. Management believes these claims have no merit and intends to defend the claims vigorously.

Item 2.    Management's Discussion and Analysis or Plan of Operation
-------

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

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. However, substantial doubt about the Company's ability to continue as a going concern have been raised because we have since our inception earned limited revenues and have incurred substantial recurring operating losses, including net losses of $3,339,949 for the six month period ended June 30, 2005 and $10,580,372 and $17,537,775 for the years ended December 31, 2004 and 2003, respectively. Additionally, we have an accumulated deficit of $104,317,102 at June 30, 2005.

As of March 30, 2005, after reviewing the Company's cash flow projections, the Company adopted a plan designed to enable us to have sufficient working capital to support a reduced level of operations through March 2006. As of June 30, 2005 and March 31, 2005, the Company had $435,166 and $992,676 in cash and investments, respectively. Elements of the plan include: 1) maximizing of KPCCD's international calling card profits since the acquisition of KPCCD on January 7, 2005, 2) reduce the level of operating expenses by relocating our hosting facility from an off site location to an on-site location, and 3) elimination of employee positions.

In April, 2005, the Company commenced implementing such plan and reduced our staff to a total of 10 people as of July 2005. The Company also completed the relocation of its hosting facility to its headquarters.

In addition, the Company is pursuing action items to improve its liquidity in conjunction with beginning to execute its business strategy. The action items include pursuing sources of financing through some combination of borrowings or the sale of equity or debt securities during 2005.

The Company is negotiating a binding agreement to obtain up to $3,000,000 of financing from a combination of $500,000 of Senior Secured Convertible Notes and up to $2,500,000 in Revolving Senior Secured Convertible Notes (the "Notes") which availability will be based upon the Company's eligible accounts receivable. The term is anticipated to be for 30 months from closing date. Interest is anticipated to be payable monthly in arrears at prime plus 4%, in cash or, at the option of the Company, subject to the conditions thereto being met, in registered common stock valued at 85% of the volume weighted average trading price for the common stock for the 10 days prior to the payment date. In addition to anticipated receipt of funding based on the assets of the Company, the anticipated structure allows for portions of the outstanding balance to be converted into equity, thus creating additional availability under the facility and increasing the funding amounts available to the Company. The Company would have the right to prepay in cash all or a portion of the Notes at 115% of the principal amount plus accrued interest to the date of repayment. The Company would be required to prepay in cash, half of the outstanding Notes at 115% of the principal amount plus accrued interest to the date of repayment on the closing of a qualified offering as anticipated to be defined in the agreement or, in the event that no qualified offering occurs during the term, at maturity. Upon anticipated closing, the investor would be issued five year warrants to purchase an aggregate number of shares equal to 50% of the investment amount on an as converted basis. Such warrants would be exercisable on a cashless basis and would be subject to full ratchet antidilution protection. The Company expects to draw down approximately $2.4million from this facility and is expected to use approximately $1.1 million (including fees) to post a letter of credit in favor of Sprint as required by the Sprint contract. The balance of the funds would be used for working capital. On August 19, 2005 the Company and a lender entered into an escrow agreement whereby the lender transferred $2.4 million into an escrow account in anticipation of closing the transaction described above. Funds are to be released from escrow pending finalization of the terms related to the letter of credit.

The Company believes that its cash resources are sufficient to fund operating losses and working capital requirements only through the third quarter of 2005. As a result, the Company will need to raise additional financing, through some combination of borrowings or the sale of equity or debt securities during 2005. The Company is pursuing financing alternatives to fund the Company's cash deficiency. The Company may not be able to raise sufficient additional debt, equity or other capital on acceptable terms, if at all. Failure to generate sufficient revenues , contain certain discretionary spending, achieve certain other business objectives or raise additional funds could have a material adverse affect on results of operations, cash flows and financial position, including the Company's ability to continue as a going concern, and may require it to significantly reduce, reorganize, discontinue or shut down operations. The Company's consolidated financial statements do not include any adjustments that might result from this uncertainty.

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

On January 7, 2005, we acquired KPCCD, Inc., a New York City-based distributor of international prepaid calling cards. Founded in 1998, KPCCD distributes international prepaid calling cards through a network of hundreds of retail outlets along the East Coast. We believe that the acquisition of KPCCD will expand our distribution network for our planned prepaid wireless products and services. The acquisition of KPCCD added approximately $24.0 million in revenues during the six months ended June 30, 2005. In connection with the closing of the transaction on January 7, 2005, KPCCD, the sellers of KPCCD and Prima Communications, Inc. ("Prima"), a company controlled by the sellers, entered into a Master Vendor Agreement ("Vendor Agreement"). Under the Vendor Agreement, Prima sells to KPCCD at cost all of KPCCD's requirements of international prepaid calling cards for up to one year after January 7, 2005. Upon termination of the Vendor Agreement, under certain circumstances, KPCCD will be required to purchase inventory which Prima is holding for resale to KPCCD and which Prima has specifically ordered for resale to KPCCD. The Vendor Agreement can be terminated prior to its one year term under certain conditions.

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

As part of our cost reduction plan, we reduced the number of employees, as of July 31, 2005, to a total of 10 people, all of whom were employed in the United States. Five employees are at SmartServ headquarters in Plymouth Meeting, PA and 5 are employed at KPCCD in Jackson Heights, NY. If we are able to raise additional capital to launch our MVNO business, we anticipate that staffing requirements associated with the implementation of our plan of operation will require the addition of approximately 3 people and the replacement of our terminated headquarters employees.


Results of Operations

Quarter ended June 30, 2005 versus Quarter ended June 30, 2004

During the quarter ended June 30, 2005, we recorded revenues of $12,665,795. Sales of prepaid international calling cards through our master distributor, KPCCD Inc. which we acquired on January 7, 2005, represented $12,629,073 of that amount. Revenues of $36,722 were earned through our licensing agreement with QUALCOMM. During the quarter ended June 30, 2004, we recorded revenues of

$114,004, substantially all of which were earned through our licensing agreement with QUALCOMM. During the quarter ended June 30, 2004 we recognized $33,333 from the amortization of deferred revenues.

During the quarter ended June 30, 2005 we incurred direct costs of revenues totaling $12,892,081, including prepaid international calling cards of $12,732,072 since the acquisition of KPCCD, Inc on January 7, 2005. Also included within direct costs of revenues during the quarter ended June 30, 2005, were costs of services of $160,009, a decrease compared to the $674,729 for the quarter ended June 30, 2004. Such costs decreased primarily due to reductions in US personnel, communication costs and consulting expenses. Components of the direct costs of service category consist primarily of prepaid international calling cards ($12,732,072) and personnel costs ($155,611). For the quarter ended June 30, 2004, components of the costs of service category consist primarily of information and communication costs ($157,969), personnel costs ($334,570), consulting expenses ($131,936), facilities ($4,268) and travel costs ($14,474). Costs associated with the operations of nReach, that are included in the categories listed above, were $339,090 for the quarter ended June 30, 2004.

During the quarter ended June 30, 2005, we incurred sales and marketing expenses of $258,447, an increase of 162% over the quarter ended June 30, 2004. Such costs increased primarily due to the acquisition of KPCCD, Inc. on January 7, 2005. Components of the sales and marketing category consist primarily of personnel costs ($170,124), facilities ($29,571), advertising ($17,500) and public relations costs ($9,824). During the quarter ended June 30, 2004, we incurred sales and marketing expenses of $98,514. Components of the sales and marketing category consisted primarily of personnel costs ($44,528), consulting costs ($5,793) trade show costs ($14,033) and public relations costs ($34,160).

During the quarter ended June 30, 2005, we incurred general and administrative expenses of $347,615, a decrease of 51% over the quarter ended June 30, 2004. Such expenses decreased primarily due to, reductions in consulting costs, professional fees and reductions in facilities' costs. Components of the general and administrative category consist primarily of personnel costs ($197,391), consulting costs ($110,193), professional fees ($173,070), facilities ($16,765), depreciation and amortization ($48,153), travel costs ($4,004) and insurance ($28,396). These costs were partially offset by discounts negotiated with vendors to settle outstanding accounts payable amounting to $119,496 and a reduction in the provision for uncollectible accounts amounting to $185,000. During the quarter ended June 30, 2004, we incurred general and administrative expenses of $704,185. Components of the general and administrative category consisted primarily of personnel costs ($182,316), consulting costs ($388,674), professional fees ($268,987), facilities ($19,197) and insurance ($23,983). These costs were partially offset by discounts negotiated with vendors to settle outstanding accounts payable amounting to $285,682.

During the quarter ended June 30 2005, the net noncash charge for stock-based compensation amounted to $113,170, compared to a net noncash credit of $893,034 during the quarter ended June 30, 2004. Such noncash costs increased due to the vesting of employee stock options to management at a price that was less than the fair market value of our common stock on the grant date. Such noncash amounts are primarily related to the valuation of stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). Noncash charges for consulting services for the quarters ended June 30, 2005 and 2004 were $100,264 and $356,218, respectively, resulting primarily from the issuance of warrants to purchase common stock to financial, marketing and investor relations consultants.. The value of substantially all of such common stock purchase warrants has been recorded in accordance with the Black-Scholes pricing methodology.

Interest income for the quarters ended June 30, 2005 and 2004 amounted to $1,328 and $9,546 respectively. Such amounts were earned primarily from our investments in money fund accounts. During the quarters ended June 30, 2005 and 2004, interest and other financing costs were $483 and $154,948 respectively. During the quarter ended June 30, 2004, interest and other financing costs were incurred in connection with the completion, in February 2004, of a $10 million private offering of investment Units in the 2004 Private Placement.

Basic and diluted loss per share was $0.38 for the quarter ended June 30, 2005 compared to $0.60 loss per share for the quarter ended June 30, 2004. The loss per share for the quarter ended June 30, 2005 includes an accrued preferred stock dividend of $1,207,403. The loss per share for the quarter ended June 30, 2004 includes an accrued preferred stock dividend of $1,102,254. The weighted average shares outstanding increased to 5,734,936 at June 30, 2005 from 2,870,230 at June 30, 2004.


Six Months ended June 30, 2005 versus Six Months ended June 30, 2004

During the six months ended June 30, 2005 and 2004, we recorded revenues of $24,159,646. Sales of prepaid international calling cards through our master distributor, KPCCD Inc. which we acquired on January 7, 2005, represented $24,039,659 of that amount. Revenues of $98,523 were earned through our licensing agreement with QUALCOMM and $21,464 came from other sources. During the six months ended June 30, 2004, we recorded revenues of $187,715, substantially all of which were earned through our licensing agreement with QUALCOMM. During the six months ended June 30, 2004, we recognized $33,333 from the amortization of deferred revenues.

During the six months ended June 30, 2005 we incurred direct costs of revenues totaling $24,378,776, including prepaid international calling cards of $23,894,755 since the acquisition of KPCCD, Inc on January 7, 2005. Also included within direct costs of revenues during the six months ended June 30, 2005, were costs of services of $484,021, a decrease compared to the $981,595 for the quarter ended June 30, 2004. Such costs decreased in 2005 primarily due to reductions in US personnel, reductions in information and communication costs and the reduction of consulting costs. In 2005, components of the costs of service category consist primarily of costs associated with prepaid international calling cards ($23,894,755), information and communication costs ($56,986), personnel costs ($306,594), consulting expenses ($84,000) and travel costs ($10,124). In 2004, components of the costs of service category consist primarily of costs associated with information and communication costs ($249,820), personnel costs ($482,392), consulting expenses ($184,998) and facilities ($10,603). Costs associated with the operations of nReach, that are included in the categories listed above, were $461,257 for the four months since the acquisition within the six months ended June 30, 2004.

During the six months ended June 30, 2005, we incurred sales and marketing expenses of $519,138, an increase of 265% over the six months ended June 30, 2004. Such costs increased primarily due to the acquisition of KPCCD, Inc. on January 7, 2005. Components of the sales and marketing category consist primarily of personnel costs ($398,443), travel costs ($10,227), facilities (29,571) and public relations costs ($31,416). During the six months ended June 30, 2004, we incurred sales and marketing expenses of $142,220. Components of the sales and marketing category consist primarily of personnel costs ($69,960), consulting costs ($15,556) and public relations costs ($34,160).

During the six months ended June 30, 2005, we incurred general and administrative expenses of $2,378,144, an increase of 74% over the six months ended June 30, 2004. Such expenses increased primarily due to increases in professional fees and consulting fees and warrants issued for services. Components of the general and administrative category consist primarily of personnel costs ($348,304), consulting fees and warrants issued for services ($1,429,694), professional fees ($384,984), facilities ($30,299), depreciation and amortization ($95,878) and insurance ($48,395). During the six months ended June 30, 2004, we incurred general and administrative expenses of $1,365,134. Components of the general and administrative category consist primarily of personnel costs ($267,057), consulting fees ($753,903), professional fees ($418,186), facilities ($38,508) and insurance ($53,671).

During the six months ended June 30, 2005, the net noncash charge for stock-based compensation amounted to $226,340 compared to a net noncash charge of $639,107 during the six months ended June 30, 2004. Such noncash costs decreased and are due to the issuance and vesting of employee stock options to management at a price that was less than the fair market value of our common stock on the grant date. Such noncash amounts are primarily related to the valuation of stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). Noncash charges for consulting services for the six months ended June 30, 2005 and 2004 were $825,429 and $447,859, respectively, resulting primarily from the issuance of warrants to purchase common stock to financial, marketing and investor relations consultants, from the issuance of warrants to the Company's former legal counsel as part of his separation agreement and from the amortization of deferred costs associated with the prior issuance of warrants to purchase common stock to financial, legal, marketing and technical consultants. The value of substantially all of such common stock purchase warrants has been recorded in accordance with the Black-Scholes pricing methodology.

Interest income for the six months ended June 30, 2005 and 2004 amounted to $3,895 and $12,767, respectively. Such amounts were earned primarily from our investments in money fund accounts. During the six months ended June 30, 2005 and 2004, interest and other financing costs were $1,092 and $2,092,029, respectively. During the six months ended June 30, 2004 interest and other financing costs were incurred in connection with the completion, in February 2004, of a $10 million private offering of investment Units in the 2004 Private Placement.

Basic and diluted loss per share was $1.07 for the six months ended June 30, 2005 compared to $2.72 loss per share for the six months ended June 30, 2004. The weighted average shares outstanding increased to 5,348,734 at June 30, 2005 from 2,658,889 at June 30, 2004.


Capital Resources and Liquidity

Cash Flow
---------

At June 30, 2005 and December 31, 2004, the Company had cash of $334,817 and $1,792,856, respectively. Net cash used in operations was $1,406,632 for the six months ended June 30, 2005 compared to $2,687,891 during the six months ended June 30, 2004. The primary reason for this decrease was due to the Company's reduction in net loss from $5,216,403 during the six months ended June 30, 2004 to $3,339,949 for the six months ended June 30, 2005. This was primarily related to $2,092,029 of interest and financing costs related to Private Placement (as defined below) in February 2004. Additionally the increase in accounts receivable of $3,411,843 and the increase of accounts payable of $3,716,277 are primarily due to the acquisition of KPCCD, Inc. Net cash used for investing activities amounted to $34,050 for the purchase of equipment and the acquisition of KPCCD, Inc. during the six months ended June 30, 2005 compared to $191,193 during the six months ended June 30, 2004 for the puchase of equipment and the purchase of nReach.. Net cash used for financing activities was $17,357 for the repayment of a note payable during the six months ended June 30 2005. During the six months ended June 30, 2004, details of financing activities included cash in the amount of $1,391,504 used for the repayment of notes payable and accrued interest while net cash provided by financing activities included $8,569,525 from the sale of Series A and related warrants.

Capital Raising and Other Transactions
--------------------------------------

The Company is negotiating a binding agreement to obtain up to $3,000,000 of financing from a combination of $500,000 of Senior Secured Convertible Notes and up to $2,500,000 in Revolving Senior Secured Convertible Notes (the "Notes") which availability will be based upon the Company's eligible accounts receivable. The term is anticipated to be for 30 months from closing date. Interest is anticipated to be payable monthly in arrears at prime plus 4%, in cash or, at the option of the Company, subject to the conditions thereto being met, in registered common stock valued at 85% of the volume weighted average trading price for the common stock for the 10 days prior to the payment date. In addition to anticipated receipt of funding based on the assets of the Company, the anticipated structure allows for portions of the outstanding balance to be converted into equity, thus creating additional availability under the facility and increasing the funding amounts available to the Company. The Company would have the right to prepay in cash all or a portion of the Notes at 115% of the principal amount plus accrued interest to the date of repayment. The Company would be required to prepay in cash, half of the outstanding Notes at 115% of the principal amount plus accrued interest to the date of repayment on the closing of a qualified offering as anticipated to be defined in the agreement or, in the event that no qualified offering occurs during the term, at maturity. Upon anticipated closing, the investor would be issued five year warrants to purchase an aggregate number of shares equal to 50% of the investment amount on an as converted basis. Such warrants would be exercisable on a cashless basis and would be subject to full ratchet antidilution protection. The Company expects to draw down approximately $2.4million from this facility and is expected to use approximately $1.1 million (including fees) to post a letter of credit in favor of Sprint as required by the Sprint contract. The balance of the funds would be used for working capital. On August 19, 2005 the Company and a lender entered into an escrow agreement whereby the lender transferred $2.4 million into an escrow account in anticipation of closing the transaction described above. Funds are to be released from escrow pending finalization of the terms related to the letter of credit.

The Company believes that its cash resources are sufficient to fund operating losses and working capital requirements only through the third quarter of 2005. As a result, the Company will need to raise additional financing, through some combination of borrowings or the sale of equity or debt securities during 2005. The Company is pursuing financing alternatives to fund the Company's cash deficiency. The Company may not be able to raise sufficient additional debt, equity or other capital on acceptable terms, if at all. Failure to generate sufficient revenues , contain certain discretionary spending, achieve certain other business objectives or raise additional funds could have a material adverse affect on results of operations, cash flows and financial position, including the Company's ability to continue as a going concern, and may require it to significantly reduce, reorganize, discontinue or shut down operations. The Company's consolidated financial statements do not include any adjustments that might result from this uncertainty.

Certain Factors That May Affect Future Results
----------------------------------------------

Forward-looking statements in this document and those made from time-to-time by our employees are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve certain known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Certain factors that could cause or contribute to such differences include, and are not limited to: We may not have sufficient working capital in the short term. We have never been profitable and if we do not achieve profitability we may not be able to continue our business; any new capital will dilute existing shareholders. We may not be able to complete or successfully integrate acquisitions that we seek to pursue, or achieve the desired results of such acquisitions; Only one of our four major customers from 2003 continued to generate revenues for us in 2004 and 2005; we plan to pursue new streams of revenue from the resale of prepaid wireless airtime bundled with wireless data content, and revenues from such business may not materialize; We have a new CEO and executive management team; The market for our business is in the development stage and may not achieve the growth we expect; Spencer Trask may be able to affect and exercise some manner of control over us; The market price of our common stock may decrease because we have issued, and will likely continue to issue, a substantial number of securities convertible or exercisable into our common stock; and other risks described in this Quarterly Report on Form 10-QSB, our Annual Report on Form 10-KSB for the year ended December 31, 2004 (including the risks described under "Risk Factors") and our other filings with the Securities and Exchange Commission. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. The words "believe," "expect," "anticipate," "intend" and "plan" and similar expressions are often used to identify forward-looking statements. We caution you not to place undue reliance on these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements or to publicly announce the result of any revisions to any of the forward-looking statements in this document to reflect future events or developments.

Item 3.  Controls and Procedures
-------

We maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information that is required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Act of 1934, as amended, is accumulated and communicated to management in a timely manner. Our Chief Executive Officer and Chief Financial Officer have evaluated this system of disclosure controls and procedures as of the end of the period covered by this quarterly report, and each believes that the system is operating effectively to ensure appropriate disclosure at a reasonable level of assurance. There have been no changes during the six months of 2005 in our internal control over financial reporting, to the extent that elements of internal control over financial reporting are subsumed within disclosure controls and procedures that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART 2.  OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

In February 2004, the Company completed the 2004 Private Placement. The Series A preferred stock receives dividends at the rate of 8% per year payable quarterly in cash or, in our sole discretion, in registered shares of our common stock. Dividends accrued on the Series A preferred stock amounted to $1,430,907 as of June 30, 2005. At the Company's discretion, the dividends are to be paid in the form of 1,275,030 shares of common stock when the Company's pending Registration Statement is declared effective by the SEC.

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



                                          SmartServ Online, Inc.
                                          (Registrant)

                                          By:


Date: August 22, 2005                     /s/  Robert M. Pons
      ---------------                     --------------------------------------
                                          Robert M. Pons
                                          Chief Executive Officer


Date: August 22, 2005                     /s/   Len von Vital
      ---------------                     --------------------------------------
                                          Len von Vital
                                          Chief Financial Officer