Form 10QSB
period 2005-09-30
SMARTSERV ONLINE INC
filed 2005-11-15
CIK 1005698

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2005

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
                (Issuer's Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes  X     No
                                                              ------    ------

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
         Yes           No   X
             ------       ----

The number of shares of common stock, $.01 par value, outstanding as of October 31, 2005 was 6,352,889.

Transitional Small Business Disclosure Format (check one):
         Yes           No   X
             ------       ----

================================================================================

                             SmartServ Online, Inc.

                                   Form 10-QSB

                                      Index

PART 1.       FINANCIAL INFORMATION

Item 1.       Consolidated Financial Statements

         Consolidated Balance Sheets - September 30, 2005 (unaudited) and December 31, 2004.......................2

         Consolidated Statements of Operations - three months ended September 30, 2005 and 2004 and nine months ended September 30, 2005 and 2004 (unaudited)............................................4

         Consolidated Statement of Changes in Stockholders' Equity - nine months ended September 30, 2005 (unaudited).....................................................................5

         Consolidated Statements of Cash Flows - nine months ended September 30, 2005 and 2004 (unaudited) .......6

         Notes to Consolidated Financial Statements (unaudited)...................................................7

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

Item 1.       Legal Proceedings..................................................................................25

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds........................................25

Item 3.       Defaults Upon Senior Securities....................................................................25

Item 6.       Exhibits ..........................................................................................25

              Signatures.........................................................................................27

                             SmartServ Online, Inc.

                           Consolidated Balance Sheets

                                                                   September 30,      December 31,
                                                                        2005              2004
                                                                   -------------     -------------
                                                                    (Unaudited)
Assets
Current assets
   Cash and cash equivalents                                       $   1,082,500     $   1,792,856
   Investments                                                           100,743            99,697
   Accounts receivable, net                                            4,525,651            92,496
   Prepaid expenses                                                       66,589           349,040
                                                                   -------------     -------------
Total current assets                                                   5,775,483         2,334,089
                                                                   -------------     -------------

Property and equipment, net                                               23,564            73,500

Restricted cash                                                        1,000,000                --
Deferred financing costs                                               1,349,211                --
Goodwill (Note 3)                                                      1,743,819                --
Intangibles, net of accumulated amortization of $234,081 and
      $123,201 as of September 30, 2005 and December 31, 2004,
       respectively                                                      800,808           911,688
Security deposits                                                         18,787            18,237
                                                                   -------------     -------------
Total Assets                                                       $  10,711,672     $   3,337,514
                                                                   =============     =============

See accompanying notes.

                             SmartServ Online, Inc.

                           Consolidated Balance Sheets

                                                                    September 30,       December 31,
                                                                         2005               2004
                                                                   --------------      --------------
                                                                     (Unaudited)
Liabilities and Stockholders' Equity
Current liabilities
   Accounts payable                                                $    5,215,842      $      446,528
   Accrued liabilities                                                  2,456,880           1,419,248
   Current portion of notes payable                                     2,400,000              36,898
                                                                   --------------      --------------
Total current liabilities                                              10,072,722           1,902,674
                                                                   --------------      --------------

Notes payable                                                                  --              13,415

Commitments and Contingencies (Note 7)

Stockholders' Equity
Convertible preferred stock - $0.01 par value
   Authorized - 1,000,000 shares
   Issued and outstanding - 769,432 and 862,282 shares,
       aggregate liquidation preference of $14,843,316 and
       $14,056,639 as of September 30, 2005 and
       December31,2004, respectively
                                                                            7,694               8,623
Common stock - $.01 par value
   Authorized - 40,000,000 shares
   Issued - 6,481,942 shares and 3,978,445 shares; outstanding
       - 6,352,889 shares and 3,849,392 shares as of September
       30, 2005 and December 31, 2004, respectively                        64,820              39,785
Additional paid-in capital                                            107,069,347         103,877,486
Unearned compensation                                                  (1,024,153)         (1,363,663)
Accumulated deficit                                                  (105,315,105)       (100,977,153)
                                                                   --------------      --------------
                                                                          802,603           1,585,078
                                                                   --------------      --------------
Treasury stock, 129,053 shares at cost                                   (163,653)           (163,653)
                                                                   --------------      --------------
Total stockholders' equity                                                638,950           1,421,425
                                                                   --------------      --------------
Total Liabilities and Stockholders' Equity                         $   10,711,672      $    3,337,514
                                                                   ==============      ==============

See accompanying notes.

                             SmartServ Online, Inc.

                      Consolidated Statements of Operations
                                   (Unaudited)

                                                           Three Months                         Nine Months
                                                        Ended September 30                  Ended September 30
                                                  ------------------------------      ------------------------------
                                                      2005               2004             2005              2004
                                                  ------------      ------------      ------------      ------------
Revenues                                          $ 13,579,708      $     80,474      $ 37,739,354      $    268,189
                                                  ------------      ------------      ------------      ------------

Costs and expenses:
   Direct  costs of revenues                       (13,449,549)         (644,762)      (37,828,325)       (1,626,357)
   Sales and marketing expenses                       (126,076)         (156,705)         (645,214)         (298,925)
   General and administrative expenses                (744,286)         (506,308)       (3,122,430)       (1,871,442)
   Stock-based compensation (Note 5)                  (113,170)          639,107          (339,510)               --
                                                  ------------      ------------      ------------      ------------

   Total costs and expenses                        (14,433,081)         (668,668)      (41,935,479)       (3,796,724)
                                                  ------------      ------------      ------------      ------------

Loss from operations                                  (853,373)         (588,194)       (4,196,125)       (3,528,535)
                                                  ------------      ------------      ------------      ------------

Other income (expense):
   Interest income                                         450             6,520             4,345            19,287
   Interest expense and other financing costs          (85,080)         (538,742)          (86,172)       (2,630,771)
   Legal settlement                                    (60,000)               --           (60,000)         (196,800)
                                                  ------------      ------------      ------------      ------------
                                                      (144,630)         (532,222)         (141,827)       (2,808,284)

Net loss                                          $   (998,003)     $ (1,120,416)     $ (4,337,952)     $ (6,336,819)
                                                  ============      ============      ============      ============

Preferred stock dividend accrued                    (1,220,671)       (1,114,366)       (3,622,209)       (3,130,460)
                                                  ------------      ------------      ------------      ------------

Net loss applicable to common shareholders        $ (2,218,674)     $ (2,234,782)     $ (7,960,161)     $ (9,467,279)
                                                  ============      ============      ============      ============

Basic and diluted loss per share                  $      (0.35)     $      (0.74)     $      (1.40)     $      (3.41)
                                                  ============      ============      ============      ============

Weighted average shares outstanding - basic
   and diluted                                       6,304,018         3,002,167         5,670,089         2,773,669
                                                  ============      ============      ============      ============

See accompanying notes.

                         SmartServ Online, Inc.
        Consolidated Statement of Changes in Stockholders' Equity
                  Nine Months Ended September 30, 2005
                               (Unaudited)

                                                                                            Series A Convertible
                                                             Common Stock                      Preferred Stock
                                                                                                                     Additional Paid
                                                            Shares       Par Value        Shares        Par Value      -in Capital
                                                        -------------  -------------  -------------   -------------   -------------
Balances at December 31, 2004                               3,978,445  $      39,785        862,282   $       8,623   $ 103,877,486

Issuance of common stock to acquire KPCCD, Inc.             1,000,000         10,000             --              --       1,707,143

Issuance of warrants related to debt financing                     --             --             --              --       1,229,236

Issuance of warrants as compensation for services                  --             --             --              --         938,628

Issuance of warrants to vendor                                     --             --             --              --          12,637

Issuance of common stock pursuant to an antidilution
  provision of a May 2000 stock purchase agreement            500,000          5,000         (5,000)             --              --

Series A Preferred Stock and warrants                              --             --             --              --       2,835,532

Conversion of Series A Preferred Stock                        928,497          9,285        (92,850)           (929)         (8,356)

Accretion of dividends on Series A Preferred Stock                 --             --             --              --      (2,835,532)

Dividends accrued on Series A Preferred Stock                      --             --             --              --        (786,677)

Common stock issued per settlement with former Officer         75,000            750             --              --         104,250

Amortization of unearned compensation                              --             --             --              --              --

Net loss for the period                                            --             --             --              --              --
                                                        -------------  -------------  -------------   -------------   -------------
Balances at September 30, 2005                              6,481,942  $      64,820        769,432   $       7,694   $ 107,069,347
                                                        =============  =============  =============   =============   =============

                                                          Unearned
                                                        Compensation   Treasury Stock  Accumulated Deficit
                                                        -------------   -------------   -------------
Balances at December 31, 2004                           $  (1,363,663)  $    (163,653)  $(100,977,153)

Issuance of common stock to acquire KPCCD, Inc.                    --              --              --

Issuance of warrants related to debt financing

Issuance of warrants as compensation for services                  --              --              --

Issuance of warrants to vendor                                     --              --              --

Issuance of common stock pursuant to an antidilution
  provision of a May 2000 stock purchase agreement                 --              --              --

Series A Preferred Stock and warrants                              --              --              --

Conversion of Series A Preferred Stock                             --              --              --

Accretion of dividends on Series A Preferred Stock                 --              --              --

Dividends accrued on Series A Preferred Stock                      --              --              --

Common stock issued per settlement with former Officer             --              --              --

Amortization of unearned compensation                         339,510              --              --

Net loss for the period                                            --              --      (4,337,952)
                                                        -------------   -------------   -------------
Balances at September 30, 2005                          $  (1,024,153)  $    (163,653)  $(105,315,105)
                                                        =============   =============   =============

See accompanying notes.

                             SmartServ Online, Inc.

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                           Nine Months
                                                                                      Ended September 30
                                                                                 ----------------------------
                                                                                     2005             2004
                                                                                 -----------      -----------
Operating Activities
Net loss                                                                         $(4,337,952)     $(6,336,819)
Adjustments to reconcile net loss to net cash used for operating activities:
    Depreciation and amortization                                                    135,216           31,907
    Noncash compensation costs                                                       182,972          761,280
    Provision for doubtful accounts                                                  186,809               --
    Noncash consulting services                                                      860,656          447,859
    Noncash payments to vendors                                                       12,637          223,099
     Amortization of deferred compensation                                           339,510               --
    Amortization of deferred financing costs                                          46,525        1,231,772
     Provision for losses on loans to former officers                                     --           91,872
     Loss on disposal of equipment                                                    32,322               --
    Changes in operating assets and liabilities
       Restricted cash                                                            (1,000,000)              --
       Accounts receivable                                                        (4,619,964)           8,471
       Accrued interest receivable                                                        --           47,004
       Prepaid expenses                                                              282,451           22,827
       Prepaid compensation                                                               --          133,127
       Accounts payable and accrued liabilities                                    5,020,269         (568,815)
       Deferred revenues                                                                  --          (37,500)
       Security deposit                                                                 (550)         (11,212)
                                                                                 -----------      -----------
    Net cash used for operating activities                                        (2,859,099)      (3,955,128)
                                                                                 -----------      -----------

Investing Activities
Purchase of equipment                                                                 (6,722)        (117,346)
Purchase of KPCCD, Inc.                                                              (26,676)              --
Purchase of nReach, Inc.                                                                  --         (100,000)
Purchase of investments                                                               (1,046)
                                                                                 -----------      -----------
    Net cash used for investing activities                                           (34,444)        (217,346)
                                                                                 -----------      -----------

Financing Activities
Proceeds from issuance of senior convertible note and revolving convertible
  note                                                                             2,400,000               --
Proceeds from the issuance of series A convertible
  preferred stock and warrants - net                                                      --        8,591,275
Repayment of notes payable and accrued interest                                      (50,313)      (1,391,504)
Proceeds from issuance of notes payable
                                                                                          --           58,820
Deferred financing costs                                                            (166,500)              --
                                                                                 -----------      -----------
    Net cash provided by financing activities                                      2,183,187        7,258,591
                                                                                 -----------      -----------

(Decrease) increase in cash and cash equivalents                                    (710,356)       3,086,117
Cash and cash equivalents - beginning of period                                    1,792,856          139,178
                                                                                 -----------      -----------

Cash and cash equivalents - end of period                                        $ 1,082,500      $ 3,225,295
                                                                                 ===========      ===========

See accompanying notes.

                             SmartServ Online, Inc.

              Notes to Unaudited Consolidated Financial Statements

                               September 30, 2005

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

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. However, substantial doubt about the Company's ability to continue as a going concern have been raised because we have since our inception earned limited revenues and have incurred substantial recurring operating losses, including net losses of $4,337,952 for the nine month period ended September 30, 2005 and $10,580,372 and $17,537,775 for the years ended December 31, 2004 and 2003, respectively. Additionally, we have an accumulated deficit of $105,315,105 at September 30, 2005.

On March 30, 2005, after reviewing the Company's cash flow projections, the board of directors approved a plan designed to enable us to have sufficient working capital to support a reduced level of operations through March 2006. As of March 31, 2005, the Company had $992,676 in cash and investments. Elements of the plan included: 1) maximizing KPCCD's international calling card profits since the acquisition of KPCCD on January 7, 2005 2) reducing the level of operating expenses by relocating our hosting facility from an off site location to an on-site location and 3) eliminating employee positions.

In April, 2005, the Company commenced implementing such plan and reduced our staff to a total of 10 people as of July 2005. The staffing level remains at 10 people as of September 30, 2005. The Company also completed the relocation of its hosting facility to its headquarters.

The Company has been pursuing additional financing, through some combination of borrowings or the sale of equity or debt securities during 2005.

On August 31, 2005, we executed agreements to obtain financing from CAMOFI Master, LDC, a Cayman Islands limited duration company (the "Lender"), consisting of a Senior Secured Convertible Note in the principal amount of $500,000 (the "Senior Note") and a Revolving Convertible Note in the principal amount of $1,900,000 (the "Revolving Note") which availability is based upon our eligible accounts receivable. Based on such availability, the Revolving Note may be increased to $2,500,000. The term of the financing is for 30 months from the closing date. The Senior Note and Revolving Note are senior in right of payment to any and all of our indebtedness and are secured by a first lien on all of our assets. The loan is guaranteed by our subsidiary, KPCCD, Inc. We issued the Lender five year warrants to purchase an aggregate of 3,000,000 shares of common stock at an exercise price of $.50 per share. The warrants were valued at $1,229,236. Such warrants are exercisable on a cashless basis and are subject to full ratchet antidilution protection. We used approximately $1,010,000 (including fees) to post a letter of credit in favor of Sprint as required by the Sprint contract. The balance of the funds will be used for working capital.

We believe that our cash resources are sufficient to fund operating losses and working capital requirements for approximately the next four to five months. As a result, we will need to raise additional financing, through some combination of borrowings or the sale of equity or debt securities during 2005 and 2006. We are pursuing financing alternatives to fund the Company's cash deficiency. The Company may not be able to raise sufficient additional debt, equity or other capital on acceptable terms, if at all. Failure to generate sufficient revenues , contain certain discretionary spending, achieve certain other business objectives or raise additional funds could have a material adverse affect on results of operations, cash flows and financial position, including our ability to continue as a going concern, and may require us to significantly reduce, reorganize, discontinue or shut down operations. Our consolidated financial statements do not include any adjustments that might result from this uncertainty.

2. Summary of Significant Accounting Policies

Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions of Form 10-QSB and Rule 310 of Regulation S-B of the Securities and Exchange Commission and, therefore, do not include all information and notes necessary for a presentation of results of operations, financial position and cash flows in conformity with accounting principles generally accepted in the United States of America. The balance sheet at December 31, 2004 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations have been made. Results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of those expected for the year ending December 31, 2005.

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

Deferred Financing Costs
Deferred financing costs represent those costs incurred in connection with the issuance of the Company's convertible notes. These costs were recorded at the fair value of the consideration (cash or securities) paid to the finders in such transactions and are amortized to operations and interest expense and other financing costs over the terms of the respective notes.

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

In August 2005, we executed agreements to obtain financing from CAMOFI Master, LDC, a Cayman Islands limited duration company (the "Lender"). We issued the Lender five year warrants to purchase an aggregate of 3,000,000 shares of common stock at an exercise price of $.50 per share. The warrants were valued at $1,229,236. The issuance of warrants to purchase common stock is considered a non-cash transaction for the purposes of the Statement of Cash Flows.

In September 2005, in connection with consulting services, the Company issued warrants to Frank Kisberg to purchase 30,000 shares of common stock at $.60 per share and expiring in September 2008. The warrants were valued at $10,335. The issuance of warrants to purchase common stock is considered a non-cash transaction for the purposes of the Statement of Cash Flows.

In September 2005, in connection with consulting services, the Company issued warrants to Punk Ziegel & Company L.P. to purchase 42,000 shares of common stock at $.90 per share and expiring in September 2010. The warrants were valued at $15,943. The issuance of warrants to purchase common stock is considered a non-cash transaction for the purposes of the Statement of Cash Flows.

In September 2005, in connection with consulting services, the Company issued warrants to Richard Berman to purchase 25,000 shares of common stock at $.60 per share and expiring in September 2008. The warrants were valued at $8,949. The issuance of warrants to purchase common stock is considered a non-cash transaction for the purposes of the Statement of Cash Flows.

In September 2005, in connection with termination agreements, the Company issued warrants to William Taylor and Mark Glaser for each to purchase 125,000 shares of common stock at $.90 per share and expiring in September 2008. The warrants were valued at $39,017 and $38,955, respectively. The issuance of warrants to purchase common stock is considered a non-cash transaction for the purposes of the Statement of Cash Flows.

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
                                              ===========

Concentration of Credit Risk
Financial instruments that potentially subject SmartServ to concentrations of credit risk consist of cash and cash equivalents (including restricted cash), investments and accounts receivable. The Company places its cash deposits, including investments in certificates of deposit, with high credit quality institutions. From time to time, a substantial amount of the Company's cash may exceed federal depository insurance limits. However, the Company has not experienced any losses in this area and management believes its cash deposits are not subject to significant credit risk. At September 30, 2005 and December 31, 2004, accounts receivable consist principally of amounts due from prepaid international calling card distributors and from a major telecommunications carrier. The Company performs periodic credit evaluations of its customers and, if applicable, provides for credit losses in the financial statements. As of September 30, 2005 a reserve for doubtful accounts was provided in the amount of $186,809 related to a few distributors. As of December 31, 2004, the Company did not believe a reserve for doubtful accounts was necessary.

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

SmartServ's pro forma information is as follows:

                                               Three Months                     Nine Months
                                            Ended September 30               Ended September 30
                                       ----------------------------    ----------------------------
                                           2005            2004            2005            2004
                                       ------------    ------------    ------------    ------------
Net loss applicable to common          $ (2,218,674)   $ (2,234,782)   $ (7,960,161)   $ (9,467,279)
  shareholders

Employee stock-based
  compensation included in net loss         113,170        (639,107)        339,510              --

Employee stock-based
  compcompensation pursuant to
  SFAS 123                               (2,359,487)       (605,787)     (3,560,947)     (1,317,436)
                                       ------------    ------------    ------------    ------------

Pro forma net loss                     $ (4,464,991)   $ (3,479,676)   $(11,181,598)   $(10,784,715)
                                       ============    ============    ============    ============

Basic and diluted loss per share       $      (0.35)   $      (0.74)   $      (1.40)   $      (3.41)
                                       ============    ============    ============    ============

Pro forma basic and diluted loss per
  per share                            $      (0.71)   $      (1.16)   $      (1.97)   $      (3.89)
                                       ============    ============    ============    ============

The pro forma information regarding net loss and loss per share required by SFAS No. 123, has been determined as if SmartServ had accounted for its employee stock option plan under the fair value methods described in SFAS No. 123. The fair value of options granted by the Company was estimated at the date of grant using the Black-Scholes option pricing model.

Non-Employee Compensation

The Company has issued warrants to purchase common stock to non-employee consultants as compensation for services rendered or to be rendered to the Company. The warrants are recorded in accordance with the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and are valued in accordance with the Black-Scholes pricing methodology.

Statement No. 123R

In December 2004, the FASB issued Statement No. 123(R), Share-Based Payment ("Statement No. 123(R)"). Statement No. 123(R) requires that the costs of employee share-based payments be measured at fair value on the awards' grant date using an option-pricing model and recognized in the financial statements over the requisite service period. Statement No. 123(R) does not change the accounting for stock ownership plans, which is subject to the American Institute of Certified Public Accountants Statement of Position ("SOP") No. 93-6, Employer's Accounting for Employee Stock Ownership Plans. Statement No. 123(R) supersedes APB No. 25, and its related interpretations, and eliminates the alternative to use APB No. 25's intrinsic value method of accounting, which we currently use.

Statement No. 123(R) requires public companies to adopt Statement 123(R) using the modified prospective application for periods from the adoption date forward. For periods before the required effective date, companies may elect to apply the modified retrospective application method, although not required.

The modified prospective method requires compensation cost for the portion of awards for which the requisite service has not yet been rendered that are outstanding as of the adoption date to be recognized over the remaining service period. The compensation cost for that portion of awards will be based on the grant-date fair value of those awards as calculated for pro forma disclosures under Statement No. 123, as originally issued. All new awards and awards that are modified, repurchased, or cancelled after the adoption date will be accounted for under the provisions of Statement No. 123(R).

The modified retrospective application method may be applied to either all periods prior to adoption or only to prior interim periods in the year of adoption, thus allowing companies to recognize, in their prior period financial statements, the exact amount of compensation cost that was previously disclosed in their proforma footnote disclosure. However, changes to the amounts originally disclosed in prior periods are precluded.

On April 14, 2005, the SEC issued Release 2005-57 which allows companies to implement Statement No. 123(R) at the beginning of their next fiscal year, instead of the next reporting period that begins after June 15, 2005 as disclosed in the original Statement No. 123(R) release in December 2004. We currently plan to apply the required modified prospective method upon adoption on January 1, 2006 and we are evaluating the impact Statement No. 123(R) will have on our financial position, results of operations, earnings per share and cash flows when adopted.

3. Acquisition

On January 7, 2005 SmartServ acquired all of the issued and outstanding capital stock of KPCCD, Inc. ("KPCCD") pursuant to a Stock Purchase Agreement by and among Nimesh Patel, Ashok Patel and Kala Patel (collectively, the "Sellers") and the Company, dated December 19, 2004 ("Agreement"). Following the closing of this acquisition, KPCCD is a wholly-owned subsidiary of the Company.

The Company issued 1,000,000 shares of its common stock, $.01 par value per share, valued at $1,717,143 to the Sellers as consideration for acquiring KPCCD. Founded in 1998, KPCCD distributes international prepaid calling cards through a network of hundreds of retail outlets along the East Coast. The acquisition of KPCCD expands the Company's distribution network for the Company's planned prepaid wireless products and In connection with the closing of the transactions contemplated by the Agreement, on January 7, 2005 KPCCD, the Sellers and Prima Communications, Inc. ("Prima"), a company controlled by the Sellers, entered into a Master Vendor Agreement ("Vendor Agreement"). Under the Vendor Agreement, Prima sells to KPCCD at cost all of KPCCD's requirements of international prepaid calling cards for up to one year after January 7, 2005.While the Vendor Agreement has a one year term, it is subject to early termination upon the happening of certain enumerated events, including the following:

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

      o     Upon 5 days notice provided by KPCCD.

Upon any such termination, amounts outstanding at the time of the termination shall be paid to Prima and, under certain circumstances, KPCCD will be required to purchase from Prima all inventory that Prima is holding and has ordered for future sale by KPCCD. Per Prima management, inventory held and ordered by Prima for future purchase by SmartServ consisted of international prepaid calling cards amounting to approximately $1.2 million at September 30, 2005. Such inventory, in its entirety, has been purchased by SmartServ and sold to SmartServ's customers through the date of this filing. The balance at September 30 is representative of the approximate maximum amount that may be held by Prima for future purchase.

The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based upon their fair values at the date of acquisition. The fair value of assets acquired was $1,743,819 resulting in a net purchase price of $1,743,819. The purchase price allocation has not been finalized. The Company engaged an independent appraisal firm to provide appraisal services. For any purchase price allocation that has not been finalized, the nature and amount of any material adjustments made to the allocation of the purchase price will be disclosed in subsequent periods. The allocation and appraisal will be finalized in the fourth quarter of 2005.

SmartServ's pro forma information as if the KPCCD acquisition took place at the beginning of the periods presented is as follows:

                                                   Three Months                    Nine Months
                                                Ended September 30             Ended September 30
                                          ----------------------------    ----------------------------
                                              2005           2004             2005            2004
                                          ------------    ------------    ------------    ------------
      Pro forma revenues                  $ 13,579,708    $  5,019,277    $(37,739,354    $ 15,084,598

      Pro forma net loss                      (998,003)     (4,337,952)     (6,225,414)
                                                                                            (1,083,281)

      Pro forma preferred stock
      dividend accrued                      (1,220,671)     (1,114,366)     (3,622,209)     (3,130,460)
                                          ------------    ------------    ------------    ------------

      Pro forma net loss applicable
      to common shareholders              $ (2,218,674)   $ (2,197,647)   $ (7,960,161)   $ (9,355,874)
                                          ============    ============    ============    ============

      Pro forma basic and diluted loss
       per share                          $      (0.35)   $      (0.55)   $      (1.40)   $      (2.48)
                                          ============    ============    ============    ============

      Pro forma weighted average shares
       Outstanding - basic and diluted       6,304,018       4,002,167       5,670,089       3,773,669
                                          ============    ============    ============    ============

4. Equity Transactions

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

In connection with consulting services provided by Steven Rosner and Brockington Securities, Inc., the Company entered into consulting agreements dated March 31, 2004 for warrants to purchase 300,000 and 100,000 shares of common stock, respectively, at $1.50 per share and expiring on March 31, 2007. The warrants were valued at $902,367 and $300,787 respectively. During the second quarter of 2005, $75,198 and $25,066 of the warrants vested, respectively.

On January 28, 2005, SmartServ entered into an agreement with TecCapital, Ltd. ("TEC") pursuant to which TEC agreed to waive and release certain rights TEC has under a certain stock purchase agreement dated May 12, 2000. TEC provided these waivers and releases in consideration for the grant to TEC of 500,000 shares of the Company's common stock. The Company believes that TEC is the beneficial owner of more than ten percent of the Company's common stock. In the event that both the acquisition of Telco Group is not consummated and a registration statement covering all of TEC's shares of common stock is not declared effective within 270 days after the date of the agreement, TEC may (in its sole discretion) return all of the shares to the Company within 330 days from the date of the agreement, and in such case the waivers and releases granted in the agreement would become void and TEC could pursue any claims against the Company as if such waivers and releases had never been granted. Discussions to acquire Telco Group terminated in the second quarter of 2005.

The Company's inability to timely file its Form 10-KSB for its fiscal year ended December 31, 2002 and a failure to have its SB-2 Registration Statement declared effective by the SEC has affected the following registration rights held by some of its shareholders and warrant holders.

Obligations to Maintain Effective Registration Statements:

Vertical Ventures Investments, LLC holds a warrant to purchase up to 22,476 shares of common stock that is subject to registration rights. The Registration Statement covering the shares underlying this warrant is no longer effective. The Company had until May 14, 2003 to cause the Registration Statement to again become effective. The Company was unable to do so by May 14, 2003, so it accrued a fee of $8,250 for the first month of the deficiency and a fee of $16,500 for each month thereafter until the shares underlying the warrant are registered. The total amount accrued as of September 30, 2005 was $202,125.

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

Obligation to File a Registration Statement:

Pursuant to the terms of the 2004 Private Placement, the Company was required to file a Registration Statement with the SEC and have it declared effective no later than 120 days after April 30, 2004, or by August 29, 2004. The Registration Statement was filed on May 13, 2004 but it has not yet been declared effective by the SEC and as a result, the Company incurred liquidated damages in the form of a monthly cash requirement equal to 2% of the aggregate purchase price of the offering, or approximately $266,000 per month. Liquidated damages were due monthly until the event of default is cured. The Company proposed a settlement to limit the liquidated damages. In December 2004, in full settlement of the default, the Company established a pool of 1,000,000 warrants with an exercise price of $2.50 per share and a two year term. The pool of warrants was allocated among each participant based on the investor's proportionate participation in the 2004 Private Placement. The Company recorded a financing expense of $1,782,125 as of December 31, 2004 related to the pool of warrants. As of September 30, 2005, 68% of the representative warrant ownership of the 1,000,000 warrants responded to the proposal and of that amount, 3% declined the proposal. The remaining 29% have not responded to the offer.

In 2004, pursuant to an agreement with a vendor to whom the Company issued in settlement 60,000 shares of common stock, the Company was obligated to file a Registration Statement and have it declared effective within the same time frame as required by the terms of the 2004 Private Placement. The Registration Statement was timely filed but it has not been declared effective by the SEC. As a result, the Company incurred late registration penalties of $2,000 per month, or $14,000 as of September 30, 2005. The late registration penalties are due monthly until the event of default is cured.

On August 31, 2005, we executed agreements to obtain financing from CAMOFI Master, LDC, a Cayman Islands limited duration company (the "Lender"), consisting of a Senior Secured Convertible Note in the principal amount of $500,000 (the "Senior Note") and a Revolving Convertible Note in the principal amount of $1,900,000 (the "Revolving Note") which availability is based upon our eligible accounts receivable. Based on such availability, the Revolving Note may be increased to $2,500,000. The Senior Note and Revolving Note are convertible into our common stock at $.50 per share. In connection with such financing, we issued the Lender five year warrants to purchase an aggregate of 3,000,000 shares of common stock at an exercise price of $.50 per share. Such warrants are exercisable on a cashless basis and are subject to full ratchet antidilution protection. The notes and warrants were issued in reliance upon the exemption from registration provided by Section 4(2) of the Act.

The Company is required to file with the SEC a registration statement covering the shares of common stock underlying the Senior Note, Revolving Note and the warrants within 30 days and have it declared effective within 90 days of the closing date. If the registration statement is not filed within 30 days or declared effective within 90 days of the closing date, the Company will pay liquidated damages to the lender. The damages will be paid in cash in an amount equal to 1 1/2% of the Senior Note for the first 30 days (or part thereof) after the 30th or 90th day, and an additional 1 1/2% for any subsequent 30-day period (or part thereof) thereafter.

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

In January 2005, the Company issued 8,000 incentive stock options to employees.

In July 2005, the Company granted to Messrs. Pons, Wenhold and von Vital options to purchase 4,681,233, 3,516,863 and 2,890,616 shares of common stock, respectively, which options have an exercise price of $.50 per share and a term of 10 years. The options vest one-third on the grant date and quarterly thereafter over two years commencing December 31, 2005. The options are subject to shareholder approval. The options will vest immediately upon a Change of Control (as defined in their option agreements).

Also in July 2005, the Company granted to directors and employees options to purchase 1,726,370, shares of common stock, respectively, which options have an exercise price of $.50 per share and a term of 10 years. The options vest one-third on the grant date and quarterly thereafter over two years commencing December 31, 2005. The options are subject to shareholder approval. The options will vest immediately upon a Change of Control (as defined in their option agreements).

In September 2005, the Company granted to Robert Hartnett options to purchase 319,062, shares of common stock. The options have an exercise price of $.50 per share, a term of 10 years and the options vest as follows 1) 60,000 vest annually and 2) 259,062 vest one-third on the grant date and quarterly thereafter over two years commencing December 31, 2005. The latter options are subject to shareholder approval. The options will vest immediately upon a Change of Control (as defined in their option agreements).

Stock-based compensation for the three and nine months ended September 30, 2005 and 2004 relate to the impact of options granted at less than fair market value on the measurement date. The following table illustrates the amount of stock-based compensation charges that would have been recorded in the categories of the statement of operations had stock-based compensation not been separately stated therein:

                                            Three Months                   Nine Months
                                         Ended September 30          Ended September 30
                                      ------------------------    ------------------------
                                         2005          2004          2005          2004
                                      ----------    ----------    ----------    ----------
Direct costs of revenues              $  (36,563)   $  231,001    $ (109,689)   $       --

General and administrative expenses      (76,607)      408,106      (229,821)           --
                                      ----------    ----------    ----------    ----------
                                      $ (113,170)   $  639,107    $ (339,510)   $       --
                                      ==========    ==========    ==========    ==========

6. Earnings Per Share

The following table sets forth the computation of basic and diluted loss per share:

                                                       Three Months              Nine Months
                                                    Ended September 30       Ended September 30
                                                 -----------------------   -----------------------
                                                    2005         2004         2005         2004
                                                 ----------   ----------   ----------   ----------
Numerator:
   Net loss applicable to common shareholders    $(2,218,674) $(2,234,782) $ (7,960,16$)$(9,467,279)
                                                 ==========   ==========   ==========   ==========

Denominator:
   Weighted average shares - basic and diluted    6,304,018    3,002,167    5,670,089    2,773,669
                                                 ==========   ==========   ==========   ==========

Basic and diluted loss per common share
                                                 $    (0.35)  $    (0.74)  $    (1.40)  $    (3.41)
                                                 ==========   ==========   ==========   ==========

Outstanding employee stock options and other warrants to purchase an aggregate 37,513,913 and 19,210,239 shares of common stock at September 30, 2005 and 2004, respectively, were not included in the computations of diluted earnings per share and neither were convertible preferred stock, convertible into 7,694,320 and 8,764,910 shares of common stock at September 30, 2005 and 2004, respectively, because the Company reported losses for the periods and therefore their inclusion would be antidilutive.

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

We are a Mobile Virtual Network Operator (MVNO) which is a mobile operator that does not own or operate supporting infrastructure such as cell towers and related support systems. We intend to launch an innovative prepaid wireless service in the first quarter of 2006 under the brand name UPHONIA(TM). We intend to give consumers a better choice in mobile phone service by bundling flexible prepaid minute plans, free mobile content and discounted international long distance. With our UPHONIA(TM) mobile phone service, prepaid customers will get the premium features not usually available at the micro-retailers where they shop:

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

We have an agreement with Sprint to utilize Sprint's Nationwide PCS Network for its prepaid mobile phone service. Under this agreement, Sprint wholesales wireless minutes from their network directly to SmartServ for resale to its UPHONIA(TM) customers. SmartServ benefits from this agreement by receiving access to Sprint's enhanced nationwide network with turnkey reliability and performance. As an MVNO, SmartServ has the advantage of market access without the need to build the telecom infrastructure necessary to originate and terminate domestic wireless calls. Sprint benefits by gaining a distribution and marketing partner that is focused on market development in a niche that is secondary to Sprint (i.e., the immigrant, urban ethnic and youth markets). The agreement requires $1,000,000 in the form of a letter of credit to secure our obligations under the Sprint contract which was posted on September 21, 2005.

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

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. However, substantial doubt about the Company's ability to continue as a going concern have been raised because we have since our inception earned limited revenues and have incurred substantial recurring operating losses, including net losses of $4,337,952 for the nine month period ended September 30, 2005 and $10,580,372 and $17,537,775 for the years ended December 31, 2004 and 2003, respectively. Additionally, we have an accumulated deficit of $105,315,105 at September 30, 2005.

On March 30, 2005, after reviewing the Company's cash flow projections, the Company adopted a plan designed to enable us to have sufficient working capital to support a reduced level of operations through March 2006. As of March 31, 2005, the Company had $992,676 in cash and investments. Elements of the plan included: 1) maximizing KPCCD's international calling card profits since the acquisition of KPCCD on January 7, 2005, 2) reduce the level of operating expenses by relocating our hosting facility from an off site location to an on-site location, and 3) elimination of employee positions.

In April, 2005, the Company commenced implementing such plan and reduced our staff to a total of 10 people as of July 2005. Staffing remains at 10 people as of September 30, 2005. The Company also completed the relocation of its hosting facility to its headquarters.

In addition, the Company has been pursuing action items to improve its liquidity in conjunction with beginning to execute its business strategy. The action items include pursuing sources of financing through some combination of borrowings or the sale of equity or debt securities during 2005.

On August 31, 2005, we executed agreements to obtain financing from CAMOFI Master, LDC, a Cayman Islands limited duration company (the "Lender"), consisting of a Senior Secured Convertible Note in the principal amount of $500,000 (the "Senior Note") and a Revolving Convertible Note in the principal amount of $1,900,000 (the "Revolving Note") which availability is based upon our eligible accounts receivable. Based on such availability, the Revolving Note may be increased to $2,500,000. The term of the financing is for 30 months from the closing date. The Senior Note and Revolving Note are senior in right of payment to any and all of our indebtedness and are secured by a first lien on all of our assets. The loan is guaranteed by our subsidiary, KPCCD, Inc. We issued the Lender five year warrants to purchase an aggregate of 3,000,000 shares of common stock at an exercise price of $.50 per share. Such warrants are exercisable on a cashless basis and are subject to full ratchet antidilution protection.

We used approximately $1,010,000 (including fees) to post a letter of credit in favor of Sprint as required by the Sprint contract. The balance of the funds will be used for working capital.

We believe that our cash resources are sufficient to fund operating losses and working capital requirements for approximately the next four to five months. As a result, we will need to raise additional financing, through some combination of borrowings or the sale of equity or debt securities during 2005 and 2006. We are pursuing financing alternatives to fund the Company's cash deficiency. The Company may not be able to raise sufficient additional debt, equity or other capital on acceptable terms, if at all. Failure to generate sufficient revenues, contain certain discretionary spending, achieve certain other business objectives or raise additional funds could have a material adverse affect on results of operations, cash flows and financial position, including our ability to continue as a going concern, and may require us to significantly reduce, reorganize, discontinue or shut down operations. Our consolidated financial statements do not include any adjustments that might result from this uncertainty.

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

On January 7, 2005, we acquired KPCCD, Inc., a New York City-based distributor of international prepaid calling cards. Founded in 1998, KPCCD distributes international prepaid calling cards through a network of hundreds of retail outlets along the East Coast. We believe that the acquisition of KPCCD will expand our distribution network for our planned prepaid wireless products and services. The acquisition of KPCCD added approximately $37.7 million in revenues during the nine months ended September 30, 2005. In connection with the closing of the transaction on January 7, 2005, KPCCD, the sellers of KPCCD and Prima Communications, Inc. ("Prima"), a company controlled by the sellers, entered into a Master Vendor Agreement ("Vendor Agreement"). Under the Vendor Agreement, Prima sells to KPCCD at cost all of KPCCD's requirements of international prepaid calling cards for up to one year after January 7, 2005. Upon termination of the Vendor Agreement, under certain circumstances, KPCCD will be required to purchase inventory which Prima is holding for resale to KPCCD and which Prima has specifically ordered for resale to KPCCD. The Vendor Agreement can be terminated prior to its one year term under certain conditions.

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

As of September 30, 2005, we have a total of 10 people, all of whom were employed in the United States. Five employees are at SmartServ headquarters in Plymouth Meeting, PA and 5 are employed at KPCCD in Jackson Heights, NY. If we are able to raise additional capital to launch our MVNO business, we anticipate that staffing requirements associated with the implementation of our plan of operation will require the addition of approximately 3 people and the replacement of our terminated headquarters employees.

Results of Operations

Quarter ended September 30, 2005 versus Quarter ended September 30, 2004

During the quarter ended September 30, 2005, we recorded revenues of $13,579,708 Sales of prepaid international calling cards through our master distributor, KPCCD Inc. which we acquired on January 7, 2005, represented $13,558,675 of that amount. Revenues of $21,033 were earned through our licensing agreement with QUALCOMM. During the quarter ended September 30, 2004, we recorded revenues of $80,474, substantially all of which were earned through our licensing agreement with QUALCOMM.

During the quarter ended September 30, 2005 we incurred direct costs of revenues totaling $13,449,549, including prepaid international calling cards of $13,392,148. Also included within direct costs of revenues during the quarter ended September 30, 2005, were costs of services of $57,401, a decrease compared to the $644,762 for the quarter ended September 30, 2004. Such costs decreased primarily due to reductions in personnel, communication costs and consulting expenses. Components of the direct costs of service category consist primarily of prepaid international calling cards ($13,392,148) and personnel costs. For the quarter ended September 30, 2004, components of the costs of service category consist primarily of information and communication costs ($64,586), personnel costs ($311,036), consulting and web development expenses ($205,336), facilities ($18,780) and travel costs ($8,273). Costs associated with the operations of nReach, that are included in the categories listed above, were $207,172 for the quarter ended September 30, 2004.

During the quarter ended September 30, 2005, we incurred sales and marketing expenses of $126,076, a decrease of 20% over the quarter ended September 30, 2004. Such costs decreased primarily due to a reduction of personnel costs. Components of the sales and marketing category consist primarily of personnel costs ($120,866) and facilities ($5,000). During the quarter ended September 30, 2004, we incurred sales and marketing expenses of $156,705. Components of the sales and marketing category consisted primarily of personnel costs ($95,138) and trade show costs ($48,348).

During the quarter ended September 30, 2005, we incurred general and administrative expenses of $744,286, an increase of 47% over the quarter ended September 30, 2004. Such expenses increased primarily due to, increases in consulting costs, professional fees and an increase in the provision for doubtful accounts. Components of the general and administrative category consist primarily of personnel costs ($172,644), consulting costs ($124,540), professional fees ($146,059), facilities ($37,240), depreciation and amortization ($39,338), travel costs and insurance ($18,648). During the quarter ended September 30, 2004, we incurred general and administrative expenses of $506,308. Components of the general and administrative category consisted primarily of personnel costs ($161,060), consulting costs ($62,436), professional fees ($94,219), facilities ($16,097), a valuation allowance in connection with the potential uncollectibility of a loan to a former officer ($91,872), write-off of an uncollectible receivable ($35,200) and insurance ($20,000). These costs were partially offset by discounts negotiated with vendors to settle outstanding accounts payable amounting to $50,366.

During the quarter ended September 30 2005, the net noncash charge for stock-based compensation amounted to $113,170, compared to a net noncash credit of $639,107 during the quarter ended September 30, 2004. Such noncash costs increased due to the vesting of employee stock options to management at a price that was less than the fair market value of our common stock on the grant date. Such noncash amounts are primarily related to the valuation of stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). Noncash charges for consulting services for the quarters ended September 30, 2005 and 2004 were $35,227 and $-0-, respectively, resulting primarily from the issuance of warrants to purchase common stock to financial, marketing and investor relations consultants. The value of substantially all of such common stock purchase warrants has been recorded in accordance with the Black-Scholes pricing methodology.

Interest income for the quarters ended September 30, 2005 and 2004 amounted to $450 and $6,520 respectively. Such amounts were earned primarily from our investments in money fund accounts. During the quarters ended September 30, 2005 and 2004, interest and other financing costs were $85,080 and $538,742 respectively. During the quarter ended September 30, 2005, interest and other financing costs were incurred in connection with the completion, in August 2005, of a $3,000,000 financing. During the quarter ended September 30, 2004, interest and other financing costs were incurred in connection with the completion, in February 2004, of a $10 million private offering of investment Units in the 2004 Private Placement.

Basic and diluted loss per share was $0.35 for the quarter ended September 30, 2005 compared to $0.74 loss per share for the quarter ended September 30, 2004. The loss per share for the quarter ended September 30, 2005 includes an accrued preferred stock dividend of $1,220,671. The loss per share for the quarter ended September 30, 2004 includes an accrued preferred stock dividend of $1,114,366. The weighted average shares outstanding increased to 6,304,018 at September 30, 2005 from 3,002,167 at September 30, 2004.

Nine Months ended September 30, 2005 versus Nine Months ended September 30, 2004

During the nine months ended September 30, 2005, we recorded revenues of $37,739,354. Sales of prepaid international calling cards through our master distributor, KPCCD Inc. which we acquired on January 7, 2005, represented $37,598,334 of that amount. Revenues of $119,454 were earned through our licensing agreement with QUALCOMM and $21,566 came from other sources. During the nine months ended September 30, 2004, we recorded revenues of $268,189, substantially all of which were earned through our licensing agreement with QUALCOMM. During the nine months ended September 30, 2004, we recognized $33,333 from the amortization of deferred revenues.

During the nine months ended September 30, 2005 we incurred direct costs of revenues totaling $37,828,325, including prepaid international calling cards of $37,286,903 since the acquisition of KPCCD, Inc on January 7, 2005. Also included within direct costs of revenues during the nine months ended September 30, 2005, were costs of services of $541,422, a decrease compared to the $1,626,357 for the nine months ended September 30, 2004. Such costs decreased in 2005 primarily due to reductions in personnel, reductions in information and communication costs and the reduction of consulting costs. In 2005, components of the costs of service category consist primarily of costs associated with prepaid international calling cards ($37,286,903), information and communication costs ($42,856), personnel costs ($369,747), consulting expenses ($85,783) and travel costs ($14,296). In 2004, components of the costs of service category consist primarily of costs associated with information and communication costs ($272,306), personnel costs ($808,072), consulting and web-site development expenses ($390,334) and facilities ($29,383). Costs associated with the operations of nReach, that are included in the categories listed above, were $668,429 for the seven months since the acquisition within the six months ended September 30, 2004.

During the nine months ended September 30, 2005, we incurred sales and marketing expenses of $645,214, an increase of 116% over the nine months ended September 30, 2004. Such costs increased primarily due to the acquisition of KPCCD, Inc. on January 7, 2005. Components of the sales and marketing category consist primarily of personnel costs ($519,309), travel costs ($10,227), facilities ($27,740) and advertising costs ($17,500). During the nine months ended
September 30, 2004, we incurred sales and marketing expenses of $298,925. Components of the sales and marketing category consist primarily of personnel costs ($165,098), consulting costs ($15,556), trade shows costs ($70,892), travel ($12,080) and public relations costs ($34,324).

During the nine months ended September 30, 2005, we incurred general and administrative expenses of $3,122,430, an increase of 67% over the nine months ended September 30, 2004. Such expenses increased primarily due to increases in personnel costs, professional fees and consulting fees and warrants issued for services. Components of the general and administrative category consist primarily of personnel costs ($520,969), consulting fees and warrants issued for services ($1,070,363), professional fees ($531,042), facilities ($67,540), depreciation and amortization ($135,216) and insurance ($67,044). During the nine months ended September 30, 2004, we incurred general and administrative expenses of $1,871,442. Components of the general and administrative category consist primarily of personnel costs ($428,115), consulting fees ($816,338), professional fees ($512,405), facilities ($63,092) and insurance ($73,671), a valuation allowance in connection with the potential uncollectibility of a loan to a former officer ($91,872), write-off of an uncollectible receivable ($35,200). These costs were partially offset by discounts negotiated with vendors to settle outstanding accounts payable amounting to $336,048.

During the nine months ended September 30, 2005, the net noncash charge for stock-based compensation amounted to $339,510 compared to a net noncash charge of $-0- during the nine months ended September 30, 2004. Such noncash costs decreased and are due to the issuance and vesting of employee stock options to management at a price that was less than the fair market value of our common stock on the grant date. Such noncash amounts are primarily related to the valuation of stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). Noncash charges for consulting services for the nine months ended September 30, 2005 and 2004 were $860,656 and $-0-, respectively, resulting primarily from the issuance of warrants to purchase common stock to financial, marketing and investor relations consultants, from the issuance of warrants to the Company's former legal counsel as part of his separation agreement and from the amortization of deferred costs associated with the prior issuance of warrants to purchase common stock to financial, legal, marketing and technical consultants. The value of substantially all of such common stock purchase warrants has been recorded in accordance with the Black-Scholes pricing methodology.

Interest income for the nine months ended September 30, 2005 and 2004 amounted to $4,345 and $19,287, respectively. Such amounts were earned primarily from our investments in money fund accounts. During the nine months ended September 30, 2005 and 2004, interest and other financing costs were $86,172 and $2,630,771, respectively. During the nine months ended September 30, 2005, interest and other financing costs were incurred in connection with the completion, in August 2005, of a $3,000,000 financing. During the nine months ended September 30, 2004 interest and other financing costs were incurred in connection with the completion, in February 2004, of a $10 million private offering of investment Units in the 2004 Private Placement.

Basic and diluted loss per share was $1.40 for the nine months  ended  September
30, 2005 compared to $3.41 loss per share for the nine months ended September 30, 2004. The weighted average shares outstanding increased to 5,670,089 at September 30, 2005 from 2,773,669 at September 30, 2004.

Capital Resources and Liquidity

Cash Flow

At September 30, 2005 and December 31, 2004, the Company had cash of $1,082,500 and $1,792,856, respectively. Net cash used in operations was $2,859,099 for the nine months ended September 30, 2005 compared to $3,955,128 during the nine months ended September 30, 2004. The primary reason for this decrease was due to the Company's reduction in net loss from $6,336,819 during the nine months ended September 30, 2004 to $4,337,952 for the nine months ended September 30, 2005. This was primarily related to $2,630,771 of interest and financing costs related to Private Placement (as defined below) in February 2004. Additionally the increase in accounts receivable of $4,619,964 and the increase of accounts payable and accrued liabilities of $5,020,269 are primarily due to the acquisition of KPCCD, Inc. Net cash used for investing activities amounted to $34,444 for the purchase of equipment and the acquisition of KPCCD, Inc. during the nine months ended September 30, 2005 compared to $217,346 during the nine months ended September 30, 2004 for the purchase of equipment and the purchase of nReach. Net cash provided by financing activities was $2,183,187 from the financing closed on August 31, 2005 as described below net of the repayment of a note payable during the nine months ended September 30 2005. During the nine months ended September 30, 2004, details of financing activities included cash in the amount of $1,391,504 used for the repayment of notes payable and accrued interest while net cash provided by financing activities included $8,569,525 from the sale of Series A and related warrants.

Capital Raising and Other Transactions

On August 31, 2005, we executed agreements to obtain financing from CAMOFI Master, LDC, a Cayman Islands limited duration company (the "Lender"), consisting of a Senior Secured Convertible Note in the principal amount of $500,000 (the "Senior Note") and a Revolving Convertible Note in the principal amount of $1,900,000 (the "Revolving Note") which availability is based upon our eligible accounts receivable. Based on such availability, the Revolving Note may be increased to $2,500,000. The term of the financing is for 30 months from the closing date. The Senior Note and Revolving Note are senior in right of payment to any and all of our indebtedness and are secured by a first lien on all of our assets. The loan is guaranteed by our subsidiary, KPCCD, Inc. We issued the Lender five year warrants to purchase an aggregate of 3,000,000 shares of common stock at an exercise price of $.50 per share. Such warrants are exercisable on a cashless basis and are subject to full ratchet antidilution protection.

We used approximately $1,010,000 (including fees) to post a letter of credit in favor of Sprint as required by the Sprint contract. The balance of the funds will be used for working capital.

We believe that our cash resources are sufficient to fund operating losses and working capital requirements for approximately the next four to five months. As a result, we will need to raise additional financing, through some combination of borrowings or the sale of equity or debt securities during 2005 and 2006. We are pursuing financing alternatives to fund the Company's cash deficiency. The Company may not be able to raise sufficient additional debt, equity or other capital on acceptable terms, if at all. Failure to generate sufficient revenues, contain certain discretionary spending, achieve certain other business objectives or raise additional funds could have a material adverse affect on results of operations, cash flows and financial position, including our ability to continue as a going concern, and may require us to significantly reduce, reorganize, discontinue or shut down operations. Our consolidated financial statements do not include any adjustments that might result from this uncertainty.

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

Item 3. Controls and Procedures

We maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information that is required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Act of 1934, as amended (the "Act"), is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Our Chief Executive Officer and Chief Financial Officer have evaluated this system of disclosure controls and procedures as of the end of the period covered by this quarterly report, and each believes that the system is operating effectively to ensure that information required to be disclosed by us in the reports we file or submit under the Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding disclosure. Except as described below, there have been no changes during the nine months of 2005 in our internal control over financial reporting, to the extent that elements of internal control over financial reporting are subsumed within disclosure controls and procedures that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management's assessment of the effectiveness of our internal control over financial reporting identified a material weakness in the processes for deposits of collections by our subsidiary KPCCD, Inc. into a blocked account maintained by our secured lender. The identified material weakness related to the lack of sufficient processes and safeguards to ensure that collections were directly deposited into such blocked account and not used to pay KPCCD's vendor Prima Communications. During October, 2005, funds collected in six instances were directly applied to reduce KPCCD's debts to Prima Communications for merchandise. Had correct processes been used, such collections would have been deposited directly into the blocked account, and then we would have drawn down monies under our line of credit to pay Prima Communications for such merchandise.

Our management has reviewed existing controls and procedures and developed additional controls and procedures to remediate the weakness. These additional controls and procedures include additional detailed procedures for the deposit of collections and generating of reports on a daily basis to track collection and other activity at KPCCD. In addition, we have extended the scope and duties of a consultant we have used at KPCCD for 30 days (subject to renewal, if deemed by management) to review the compliance with such processes.

Our management believes that the changes made to address the material weakness are appropriately designed. We will continue testing of the internal control changes to determine their effectiveness, including the remedial impact on the material weakness, in the fourth quarter of 2005. We will perform an evaluation of the effectiveness of our internal control over financial reporting in connection with our Annual Report on Form 10-K for the year ended December 31, 2005, to be filed with the SEC in early 2006.

There can be inherent limitations to the effectiveness of any controls system. A controls system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that its objectives are met. Further, the design of a control system must reflect the fact that there are limits on resources, and the benefits of controls must be considered relative to their costs and their impact on the business model. We intend to continue to improve and refine our internal control over financial reporting. This process is ongoing, and we seek to assure an effective internal control environment.

PART 2. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

In February 2004, the Company completed the 2004 Private Placement. The Series A preferred stock receives dividends at the rate of 8% per year payable quarterly in cash or, in our sole discretion, in registered shares of our common stock. Dividends accrued on the Series A preferred stock amounted to $1,696,014 as of September 30, 2005. At the Company's discretion, the dividends are to be paid in the form of 1,805,245 shares of common stock when the Company's pending Registration Statement is declared effective by the SEC.

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

                                      SmartServ Online, Inc.
                                      (Registrant)

                                      By:

Date: November 14, 2005               /s/  Robert M. Pons
      -----------------               ------------------------------------------
                                      Robert M. Pons
                                      Chief Executive Officer

Date: November 14, 2005               /s/   Len von Vital
      -----------------               ------------------------------------------
                                      Len von Vital
                                      Chief Financial Officer